Form 10KSB40
period 1999-12-31
HEALTH EXPRESS USA INC
filed 2000-03-06
CIK 1070050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                   Commission File No.
December 31, 1999                                                       02-27569

                            HEALTH EXPRESS USA, INC.
                             -----------------------
                 (Name of small business issuer in its charter)


             Florida                                      65-0847995
------------------------------                            ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


                       275 Commercial Boulevard, Suite 260
                         Fort Lauderdale, Florida 33308
                         -------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: (954) 776-5401
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock

                    Common Stock, $ 0.001 par value per share
                    -----------------------------------------
                                (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X     NO

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for its most recent fiscal year.     $ 0

     Based on the closing sale price on February 22, 2000 the aggregate market value of the voting common stock held by non-affiliates of the registrant is $ 1,877,305

As of February 22, 2000 the Registrant had 5,764,127 shares of common stock outstanding

Introductory Note

FORWARD-LOOKING STATEMENTS.

     In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995(the "Reform Act"), Health Express USA, Inc. ("Health Express" or the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

     Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                                     PART I

Item 1.  Description of Business.

Business Development

     Health Express USA, Inc. ("Health Express" or the "Company"), was incorporated in Florida on July 2, 1998 to develop, construct and operate health and gourmet fast food restaurants. The Company is completing construction in Fort Lauderdale, Florida, of its first restaurant, which will serve as the model for future company owned restaurants and franchise operations, under the trade name "Healthy Bites Grill". The Company will operate the restaurant through a wholly- owned subsidiary, Healthy Bites Grill, Inc. The restaurant offers eat-in, take out and drive-thru service. The Company is waiting for final inspections in order to commence operations.

Industry Overview

     The Company's vision is to merge two profitable growing industries: fast food operations and health food restaurants. The fast food industry, a staple of the American consumer, is a $110 billion-dollar industry dominated by hamburger chains and followed by pizza or Italian food segments, according to a 1999 report by the National Restaurant Association. An increasing number of restaurateurs have recognized the growing change in consumer eating habits toward more healthy and nutritious foods. New supermarket chains, such as Wild Oats and Whole Foods, offer eat in or take out gourmet healthy meals for the increasing number of consumers interested in healthy and natural foods and products, vitamins and supplements. The trend toward a lifestyle balanced by proper exercise and nutrition naturally leads the health conscious consumer to look for a place to eat that will provide healthy and tasty foods at a reasonable price, without sacrificing convenience. Health Express seeks to fill this current void in the fast food industry.

Operations of Flagship Restaurant

     Current Developments

     The Company is completing construction of its first restaurant and as of February 22, 2000 is waiting for final approval to begin operations. The current location in Fort Lauderdale represents the blueprint of success of established franchise chains: it is located on a major thoroughfare within a commercial, hospital and residential area of middle class to upscale neighborhoods. Mr. David Maltrotti, executive vice-president, is in charge of restaurant operations including overseeing food preparation. The Company recognizes that it will need to succeed not just on the basis of nutrition but taste. Mr. Maltrotti has been involved in the food service and hospitality industry for over 25 years and is an experienced vegetarian\conventional Chef. He was also an instructor for the Miami Dade Community College Health and Nutrition program. Mr. Maltrotti has developed the initial menu for the restaurant which is comprised of burger bites & grilled paninis, solo pizzas & salads, hip pockets whole grain pizza rolls, organic smoothies and power drinks, an organic juice bar and gourmet coffees and herbal teas. Bites and paninis include the "Healthy Bites Griller", grilled turkey burger and chicken breast, Salmon Burger, teriyaki tofu, tuna filet, grilled portabella mushroom and veggie. All pizzas are made with organic sauce and served with soy cheese or all natural mozzarella with a variety of fresh toppings. Salads are prepared daily with fresh greens and are served with a variety of signature healthy low fat dressings. Oven fries, vegetarian chili and pasta salads are included in the a la carte selection.

     The Company had previously announced the expected opening of its first restaurant for December of 1999, but construction and licensing delays have pushed back that date. As of February 22, 2000 the Company is awaiting final inspections before commencing operations and management is now poised to devote its attention to the key factor in making this venture successful and profitable: delivering to its customers the best possible products.

     Services and Distribution

     All foods are prepared in the on-site kitchen. Customers can choose to eat inside our restaurant, within very pleasant and clean surroundings, or order meals for take out or via our drive-thru facility. A leased warehouse nearby serves for storage of nonfood items and restaurant equipment. Food products are delivered directly to the restaurant from the various suppliers on a regular basis. The Company, however, anticipates and is planning to lease a facility to develop as a commissary that will be used for distribution of those menu items that allow for pre-preparation and delivery to new restaurant locations, whether Company owned or franchised. The commissary will be used for preparation of the Company's signature product lines, including the "Health Bites Griller", "Salmon Burger" and "Organic French Fries". For both market and logistical purposes, the Company expects to add additional restaurants within the South Florida area.

     Competitive Business Conditions

     The Company has substantial competition from the several existing fast food chains offering conventional fast food near our present location. However, they offer only a limited selection of health food items. In fact, these competitors are the ones that offer the type of fast food that the health conscious American consumer is now avoiding. Management anticipates that it may have competition from established health food stores and small single proprietary health food restaurants.

     Management believes that there are limited direct competitors in the area of healthy fast food in South Florida. It is also the opinion of management, although no assurances can be given, that the Company has a competitive edge which is based on a combination of consumer demands for a reasonably priced healthy meal in less time and with consistently good taste. Competitors in the health food market, such as Wild Oats or Whole Foods, which are operating in Fort Lauderdale, are currently successful but do not offer fast food with the convenience of a drive-thru.

     Sources and Availability of Products and Supplies

     The Company has selected to carry and use several products with national brand name recognition which consumers already identify with as high quality products in the health food industry. The products include meal supplements such as Met-Rx protein shakes and protein bars, Myoplex protein shakes, Bell and Evan's (chickens) and Muir Glen (tomato products).

     Other health food distributors include Organica for bulk-food service ingredients, United Distributors for all-natural dry goods, Kinfolk for soy, cheese and tofu lines, Green Garden for greens and sprouts and Tree of Life for vitamin supplement lines. Sysco Food Service, a conventional food service supplier, will provide assorted restaurant paper products and supplies. The Company does not have contracts with the above suppliers but has established wholesale purchase agreements for bulk purchases, as is industry practice.

     Management believes that there are ample additional sources of supplies should one of the above vendors be unable to serve our restaurants.

     Trademarks

     The Company has filed a federal registration for the trademark name " Healthy Bites Grill" for use by all future restaurant locations, whether Company owned and franchised, and has received provisional approval from the U.S. Patent and Trademark Office for its use. Confidentiality agreements will be required from all production personnel on the Healthy Bites Grill recipes.

     Governmental Approvals

     There are no federal guidelines regulating the construction of the restaurant. The Company has previously received all appropriate permits and licensing for the site development from the City of Oakland Park, Florida, including environmental issues.

     At the present time there is no federal approval required for the Company's principal products and services. Restaurant operations are generally subject to local, county and state restaurant guidelines for operation, health and sanitation. They are also subject to standard hospitality, food safety and sanitation guidelines. At the state level restaurants are regulated by the Florida State Division of Hotels and Restaurants. Inspections by the state include design compliance, environmental impact review and physical inspection.

Upon completion of all inspections the City of Oakland Park, Florida issues an occupational license and the State of Florida issues a Business Regulations License. After opening, the restaurant is inspected every four months by the State for compliance with health and sanitation codes. Fire codes are inspected by the local fire marshal. The Company does not foresee any additional material costs associated with government regulations or compliance thereof at the present time.

     Consumer Research

     The Company will be conducting internally generated surveys through the use of consumer response cards collected at the restaurant where they are available at the counter for voluntary use by customers. It is anticipated that the responses generated by these cards will provide management with valuable information concerning consumer preferences and demands. The Company will then be able to make menu changes to keep pace with these preferences.

     Facilities and Employees

     The Company leases corporate headquarters in Fort Lauderdale, Florida for management, accounting and administrative services. A warehouse facility near the restaurant serves for storage of non-food items and equipment. The restaurant is on a leased property located approximately two miles from the corporate office.

      There are currently five employees at the corporate level and approximately 14 employees that will work at our restaurant location, once operations commence. None of the present employees are represented by a labor union and it is anticipated that none of the restaurant employees will be union represented. The Company considers its employee relations to be good.

     Each additional restaurant location, whether Company owned or franchised, will require approximately 12 to 20 employees. The Company will require accounting on a regular basis from all locations for centralized management reporting of results of operations, accomplished through the use of a standard point-of-sale system by all restaurant operations.

     The Company, presently, does not own or plan to own real estate. However, management may decide to invest in real estate, if the right opportunity presents itself.

Item 2.  Description of Property.

     The Company leases approximately 1,000 square feet for its corporate headquarters in Fort Lauderdale, Florida. The lease is on a month to month basis with monthly rent of $ 525.

      The restaurant is on a leased property located two miles from the headquarters at 1538 E. Commercial Blvd., Fort Lauderdale. On January 25, 1999 the Company entered into a five-year lease for this property with three renewal options of three years each. Monthly payments are $4,350 with yearly increases. The existing structure comprised of 3,129 square feet has been renovated and improved to serve as the Company's flagship restaurant operation. It is located on a major east-west thoroughfare in the northeast section of the city. The location is adjacent to or near sprawling businesses, medical centers and hospitals. The restaurant is easily accessible by several major streets including Interstate 95 and US 1. There is Gold's Gym directly across the street from the restaurant and a new Bally's fitness center recently opened within a mile. The northeast section of Fort Lauderdale contains several middle class and upper class neighborhoods with waterfront homes and three major high schools. Commercial Boulevard is also used for access to the intracoastal and the beaches, which attracts visitors and residents year-round for recreation and shopping.

Item 3.  Legal Proceedings.

     The Company is not involved, nor has been involved in any legal proceedings since its inception.

Item 4.  Submission of Matter to a Vote of Security Holders.

     No matter was submitted to the vote of security holders during the year ended December 31, 1999.

                                     Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

     The Company's Common Stock currently trades on the Over-The-Counter Bulletin Board (OTC:BB) under the trading symbol "HEXS".

     The following table sets forth the highest and lowest bid prices for the Common Stock for each calendar quarter and subsequent interim period since the Common Stock commenced actual trading in January 1999, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

1999                                             High         Low
----                                             ----         ---

First Quarter                                    1.59         0.13
Second Quarter                                   1.72         0.75
Third Quarter                                    3.75         1.31
Fourth Quarter                                   2.00         1.00


2000
----

First Quarter through
February 29, 2000                                3.75         2.13



     The Company presently is authorized to issue 50,000,000 shares of Common Stock, of which 5,764,127 are outstanding as of February 22, 2000.

     The Company is authorized to issue 10,000,000 shares of $ 0.01 par value preferred stock, none of which is outstanding. The preferred stock, which is commonly known as "blank check preferred", may be issued by the Board of Directors with rights, designations, preferences and other terms, as may be determined by the Directors in their sole discretion, at the time of issuance.

     Holders

     There were approximately 34 holders of record of the Company's Common Stock as of February 22, 2000.

     Dividends

     The Company has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The Company plans to retain any future earnings for use in the Company's business.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

General

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein.

     The information contained below includes statements of the Company's or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements", which information is incorporated herein by reference.

Restaurant Opening - Recent Developments

    The Company is completing the construction of the restaurant and inspections by the City of Oakland Park, Florida are underway as of February 22, 2000. There are six types of inspections: mechanical, electrical, plumbing, zoning, fire and structural. The Company is waiting for the final inspection, which is zoning. All other inspections have been approved.

     Upon completion of the above inspections the City of Oakland Park will issue a Certificate of Occupancy ("CO"). The last inspection will be from the State of Florida Health Department, which, upon satisfactory completion, will issue a Business Regulations License, and restaurant operations can commence. While no assurances can be given that the Company will not incur any substantial delays, management does not expect major changes or alterations resulting from the various inspections.

Overview

     The Company did not report any revenues for the period from July 2, 1998 (date of inception) to December 31, 1999, the period included herein in the Consolidated Financial Statements. The Company's revenue-generating operations will begin after completion of all inspections and state licensing. Accordingly, the following discussion focuses on the Company's plan of operation over the next twelve months.

     The overall plan of operation has been developed to mirror management's vision of the Company's objectives and can be outlined in the following general format:

                    1. Completion of construction phase
                    2. Initial restaurant opening and operation
                    3. Preparation of franchise circulars and agreements
                    4. Franchising efforts.

     Completion of Construction Phase

     Management' budget for the total cost of its initial flagship restaurant is approximately $250,000. For this purpose the Company, as of February 14, 2000, has raised approximately $618,000 from the sale of securities and the exercise of common stock purchase warrants and stock options. Of this amount $ 289,000 has been expended for general operating expenses and $276,000 for the construction of the restaurant including deposits and prepaid expenses. Cash on hand, as of the above date is $53,000.

     The completion of the restaurant has faced construction and licensing delays, which have pushed back the opening of the restaurant from a beginning projected date of December 1999. Since the Company has incurred general and administrative expenses averaging approximately $20,000 monthly, the cash position has been directly affected. It is the opinion of management that actual restaurant costs are within tolerable levels of variance from budget costs.

     Construction delays were due in part to major improvements and modifications of an existing structure on the leased property. Management could have selected an existing drive-thru with full kitchen facilities. However, management desired an initial restaurant to serve as its flagship restaurant and thus a model for future operations. A pre-existing structure, ideally located on a major thoroughfare in Fort Lauderdale, gave the Company the opportunity to construct a restaurant with its own distinct format with color combinations which will distinguish it from all other fast food restaurants. The inside of the restaurant also displays a unique interior layout with various types of seating arrangements: tables, banquettes or counter seating inside the restaurant and tables outside in our patio area. The restaurant is also located on a corner lot for easy access through a side street tangent to the main thoroughfare. There is a sign on top of the main entrance to the restaurant and a large street sign, both depicting the Company's logo. Colorful awnings and pleasant landscape give the restaurant the instant appeal of a clean and friendly establishment. Our flagship restaurant will serve as the model for future restaurants. However, management expects that, for future franchise operations, existing drive-thru restaurants will be remodeled to conform to Company's standards of appearance, internal layout and presentation. As a result, it is expected that franchise set-up costs up will be considerably less then the costs incurred by the Company to build its flagship restaurant. Management may still, however, decide to build Company owned restaurants such as our initial restaurant, depending on a best-location factor and availability of capital.

     Management believes that the above-stated delays and additional costs involved are part of the business risk undertaken toward the completion of the initial phase of their plan and that the expected opening of the restaurant moves the Company closer to its intended goal of servicing franchise operations. The Company's balance sheet is debt free (outside of normal and recurring accounts payable resulting from continuing operation) and management feels strongly that the second phase, which is restaurant operations, will provide the stepping stone toward launching the franchising phase. While management projects that cash flow from restaurant operations will be sufficient to meet the Company's current working capital requirements, additional funds may be necessary to finance the development of franchise operations in South Florida and a commissary facility to support and service them.

     To raise additional funds the Company may seek additional financing through the sale of its debt and/or securities. Toward this end, the Company, in January 2000, extended the expiration date of the remaining outstanding warrants to April 1, 2000. The Company's directors also may provide additional funds by exercising their stock options. If all of 1,457,700 outstanding warrants and 3,623,500 options are exercised at an exercise price of $ 0.35, the Company will receive $ 510,195 and $ 1,268,225, respectively. It may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines or loans from the Company' officers. However, no assurances can be given that the Company will be able to meet its needs through the sale of securities or otherwise. Further, the availability of any future financing may not be on terms that are satisfactory to the Company.

     Restaurant Operations

     The inside restaurant layout of approximately 3,129 square feet represents an open kitchen, a main ordering station with one register, a juice bar, a drive-thru window with separate register, and various seating arrangements comprised of tables, banquets, window counter seating and seating around the juice bar. An outside patio allows for additional table seating. Total seating allows for approximately 45 customers.

     The restaurant personnel totals 14 employees and is comprised of the following:

-General Mangers and Assistant General Managers
-Customer Service Managers, in charge of juice bar and cashiers
-Kitchen Manager in charge of food production
-Line cooks (3) and Cashiers (4)

     The hours of operations will be 10AM to 9PM, seven days a week, for inside consumption or take out and 7AM to 9PM Monday through Friday for drive-thru service. The restaurant will serve a limited breakfast (mainly coffees, shakes and smoothies), lunch and dinner. The breakfast selection will be expanded as food preparation and production is coordinated. Display cases will offer a selection of vitamins, supplements, power bars and other natural products. A television screen will provide patrons with health-related news and information.

     The food items on the menu have been developed by Mr. David Maltrotti, Vice President in charge of restaurant operations, and represent the most important factor for the success of the Company. The Company's management, with the imminent opening of the restaurant, will now focus its attention on giving the consumer what it purports to deliver: a healthy and nutritious meal with convenience and at a reasonable price. Mr. Maltrotti has created a menu, which comprises of items that contain the freshest and healthiest ingredients available on the market. This has been accomplished without materially affecting the cost margin because of a combination of bulk purchase discounts and lower costs for vegetarian items as compared to conventional meat based products. Profits, in this type of operation, will be a result of sales and not lower costs. The philosophy of management is that integrity of the quality of our products must always be maintained by any restaurant carrying the "Healthy Bites Grill" logo and lower quality ingredients can only result in erosion of consumer confidence and eventual loss of revenues.

     It is also important to appeal to the palate of the consumer by providing tasty meals without jeopardizing health. As a result, Mr. Maltrotti has created healthy low fat sauces and dressings, which will enhance the flavors of our products. Of course, a customer will have a choice of dressings and or sauces. Internally generated consumer surveys are also a key element in keeping up with consumer demands. Customers will be able, on a voluntary basis, to fill out response cards, which will provide management with valuable information concerning their preferences, suggestions and concerns. Management, in coordination with the restaurant's general manager, will then be able to make the menu changes, additions or deletions necessary to keep up with consumer preferences. The Company is cognizant that the health conscious consumer is demanding in nature and that our menu must keep up with new trends.

 Preparation of Franchise Circulars and Agreements

     The key element for the expansion, growth and profitability of the Company is to enter into franchise agreements with potential and qualified franchisees to open and operate restaurants under the "Healthy Bites Grill" name. The Company is currently interviewing franchise attorneys for the preparation of franchise circulars and agreements and will be looking for a franchise-consulting firm to handle all aspects of marketing and franchise sales.

Franchising Efforts

     Management is conscious that franchising the Company's restaurant operations is dependent on the success and profitability of their flagship restaurant. Therefore, while management's attention will be focused on restaurant operations, franchising efforts have been devoted primarily to direct mail marketing and telephone interviews conducted with interested parties who have already inquired in regards to franchise opportunities. As a result, the Company has compiled a data base list of numerous potential franchisees. It is anticipated that initial franchises will be issued to qualified parties in the South Florida area.

     Management has not yet priced a franchise package, but is expected to include an initial franchise fee and royalties paid to the Company based on a percentage of sales. It is management's current plan to operate additional Company owned restaurants in South Florida and the Company also expects to enter into franchise agreements within the next twelve months.
The Company will not finance franchise operations.

     A commissary for production and delivery of the Company's signature products will compliment this expansion phase. The Company plans to grow conservatively and cautiously during its initial growing phase. However, there are no assurances that the Company will be able to franchise its restaurant operations at the anticipated level or at all.

     From time to time, the Company may evaluate potential acquisitions involving complementary businesses, content, products or technologies. The Company has no present agreements or understanding with respect to any such acquisition.

Year 2000 Disclosure

     The Company does not anticipate any problems in dealing with computer entries in the year 2000 or thereafter, with any computers currently used at its facilities. All of the Company's computer systems are new and have been Year 2000 compliant since their acquisition. The Company keeps current with all updates and revisions with all software the Company currently uses. It is anticipated that the software updates reflect required revisions to accommodate transactions in the Year 2000 and thereafter. Nonetheless, management recognizes the problems that may arise in connection with the Year 2000 issue.

Item 7. Financial Statements

     The financial statements of the Company required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements and financial statements schedules.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On August 12, 1999 the Company's independent accounting firm of Sartori CPA, PA resigned. There were no disagreements with Sartori CPA, PA and Sartori CPA, PA issued an unqualified audit report for the Company's initial period ended December 31, 1998. The Company experienced no disagreements with Sartori CPA, PA on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Sartori CPA, PA, would have had a connection with its report.

     The Board of Directors on November 22, 1999 engaged the accounting firm of Ahearn, Jasco + Company, P.A. as the new independent auditors, who have issued an unqualified report for the year ended December 31, 1999 and for the initial period ended December 31, 1998. As a result of Ahearn, Jasco + Company, P.A.'s re-audit of the initial period ended December 31, 1998, the report of Sartori CPA, PA does not appear herein.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     As of February 22, 2000 the Directors and Executive Officers of the Company, their age, positions in the Company, the dates of their initial election or appointment as Directors or Executive Officers, and the expiration of the terms are as follows:

Name of Director/
Executive Officer                  Age            Position                          Period Served
-----------------                  ---            --------                          -------------
Douglas Baker                      37       Director, President and                  July 2, 1998
                                            Chief Executive Officer                      to date

Marco D'Alonzo                     34       Director, Secretary and                  July 2, 1998
                                            Chief Operating Officer                      to date

Bruno Sartori                      44       Chief Financial Officer                  January 4, 2000
                                                                                         to date (a)

David Maltrotti                    40       Executive Vice President                 February 3, 1999
                                            of Operations                                to date (b)

------------------------------------------------------------------------------
(a) Under employment agreement expiring January 4, 2002.
(b) Under employment agreement expiring February 3, 2002.

     There are no family relationships between the directors, executive officers or any other person who may be selected as a director or executive officer of the Company. None of the Company's directors or executive officers is a director of any company that files reports with the Securities and Exchange Commission.

     The Company's Directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

Douglas Baker

     Mr. Baker has more than 10 years of sales experience in the competitive financial service industry. He has been actively involved in the financial public relations industry since 1994. He has been a licensed stockbroker, 220 insurance agent and mortgage broker. From 1994 to 1998 he was Vice President and co-owner with Marco D'Alonzo of First Equity Group, Inc. a financial public relations company where he was in charge of company operations including cash flow management, budgeting, public relations and human resources. Previously he was an insurance manager with Aachen Insurance Company from 1992 to 1993 and a stockbroker for various South Florida brokerage firms from 1986 to 1991.

Marco D'Alonzo

     Mr. D'Alonzo is experienced in all aspects of corporate, financial and business affairs. He has owned and operated two financial related businesses. He owned Equity Management Group, a full service public relations firm specializing in corporate promotions where his duties included marketing, business development and client relations. From 1994 to 1998 he was also co-owner with Mr. Baker of First Equity Group, Inc., where he acted as President, with duties including marketing, business development and client relations. From 1986 to 1991 he was a stockbroker with various brokerage firms in South Florida.

Bruno Sartori

     Mr. Sartori is a Certified Public Accountant with a background in international banking and public accounting specializing in international consulting. Mr. Sartori is the owner of Sartori CPA, PA and served as the Company's independent auditor up until his resignation on August 12, 1999. He has owned and operated his accounting firm from 1995 up to the present. From 1985 to 1995 he has worked in various public accounting firms in South Florida, including Arthur Young & Co. in 1987. From 1979 to 1982 Mr. Sartori was a banking trainee with Banca Commerciale Italiana, an Italian international banking institution at their New York Branch.

David Maltrotti

     Mr. Maltrotti has a long track record with various South Florida gourmet establishments as the Chef in charge of designing healthy menus. His 25 years experience includes management positions in the area of restaurant design and operational implementation. From 1998 to 1999 he was Consulting Chef for the North Broward Hospital District located in Fort Lauderdale, Florida. From 1995 to 1998 he was Executive Chef for Natural Food Markets of South Florida. From 1989 to 1995 he was Executive Chef for Whole Earth Market located in Boca Raton, Florida.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require the Company's officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies.

     Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

Item 10.  Executive Compensation.

     The following table sets forth, for the calendar year ended December 31, 1999 and for the period ended December 31, 1998, certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose aggregate annual salary and bonus for calendar 1999 exceeds $100,000, (the "Named Executive Officers"), with respect to services rendered by such persons to the Company and its subsidiaries.

     The Company compensated Messrs. D'Alonzo and Baker $11,624 and $10,332, respectively, in 1999. Mr. Maltrotti has received compensation in 1999 in the amount of $22,180 plus 10,000 shares (restricted) of the Company's common stock thorough an employment agreement. None of the Company's executive officers earned more than $100,000 during the year ended December 31, 1999 and for the period ended December 31, 1998.

                                          Summary Compensation Table

                                          -Annual Compensation- -Long Term Compensation-
                                          ----------------------------------------------

                                                                     Other         Restricted         Under-              Other
Name and                                                             Compen-         Stock            lying               Compen-
Principal Position             Year        Salary        Bonus       sation          Awards           Options             sation
------------------             ----        ------        -----       ------          ------           -------             ------
Douglas Baker, CEO             1999         none          none      $10,332           none            2,000,000            none
and President                  1998         none          none        none            none              none               none

Marco D'Alonzo, COO            1999         none          none      $11,624           none            2,000,000            none
and Director                   1998         none          none        none            none              none               none

David Maltrotti, Executive     1999         none          none      $22,180          $12,000           200,000             none
Vice President                 1998         none          none        none            none              none               none

------------------------------------------------------------------------------------------------------------------------------------

Option Grants

     The following table contains information concerning the stock option grants to each of the Named Executive Officers for the calendar year ended December 31, 1999. No stock appreciation rights were granted to these individuals during such year.

                                 Individual Grants
                     Number of
                    Securities         % of Total
                     Underlying      Options Granted    Exercise
                      Options        to Employees in      Price      Expiration
                      Granted         Calendar Year     ($/Sh)(1)       Date
                      -------         -------------     ---------       ----
    Name
    ----
Douglas Baker       2,000,000             47.62           $ 0.35         (3)
Marco D'Alonzo      2,000,000             47.62           $ 0.35         (3)
David Maltrotti       200,000              4.76             (2)          (4)
------------------------------------------------------------------------------
(1)  The exercise price is to be paid in cash.
(2) For the first, second and third year of employment 50,000 are exercisable at $ 0.75 per share and 50,000 at $ 1.00 per share. For the second and third year of employment 50,000 are exercisable at $ 1.25 per share and 50,000 at $ 1.50 per share.
(3) The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options;(ii) he is no longer employed by the Company; and (iii) the expiration of ten years from the date of grant.
(4) The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options: (ii) he is no longer employed by the Company; and (iii) the expiration of three years from the date of the grant

 Calendar Year-End Option Values

     The following table sets forth information regarding each exercise of stock options and the value realized and the number and values of unexercised options held by each of the Named Executive Officers as of December 31, 1999.

                                                                             Number of                     Value of
                                                                       Securities Underlying              Unexercised
                                                                            Unexercised                   In-the-Money
                                                                        Options at 12/31/99            Options at 12/31/99
                          Shares Acquired
    Name                    on Exercise           Value Realized      Exercisable/Unexercisable     Exercisable/Unexercisable
    ----                    -----------           --------------      -------------------------     -------------------------
Douglas Baker                97,000                  $33,950           1,903,000       -0-           (1) $3,863,090      -0-
Marco D'Alonzo              220,000                  $77,000           1,780,000       -0-           (1) $3,613,400      -0-
David Maltrotti              none                                        100,000     100,000               $150,500   $100,500
------------------------------------------------------------------------------------------------------------------------------------

(1) Equal to the fair market value of securities underlying the option at the fiscal year end ($ 2.38) minus the exercise price ($ 0.35) payable for those securities.

     The Company has not entered into any Long-Term Incentive Plan Awards since inception.

Compensation of Directors

     The Company has not compensated its Directors since inception and no plan for compensation has been established.

Employment Agreements

     On January 3, 1999 the Company entered into an employment agreement with Mr. David Maltrotti to serve as Executive Vice President. The agreement is for a period of three years expiring January 3, 2002. Mr. Maltrotti received 10,000 restricted shares of the Company's common stock upon the execution of the agreement. Mr. Maltrotti will also receive 10,000 additional shares upon the opening of each additional Company owned restaurant. The agreement also grants Mr. Maltrotti an option to buy 200,000 of the Company's common stock, as described in Item 12 below.

     On January 4, 2000 the Company entered into an employment agreement with Mr. Bruno Sartori to serve as Chief Financial Officer. The agreement is for a period of two years expiring February 4, 2002. Mr. Sartori received 10,000 shares upon execution of the agreement. The agreement calls for the Company to compensate Mr. Sartori for his services a total of 15,000 shares for the first year employment. The agreement also grants Mr. Sartori option to buy 100,000 shares of the Company's common stock, as described in Item 12 below.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information with respect of the beneficial ownership as of February 22, 1999 for any person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock

                           Name and Address of                  Amount and Nature of                  Percentage
Title of Class             Beneficial Owner                     Beneficial Ownership                 of Class (3)
--------------             ----------------                     --------------------                 ------------
Common                     Douglas Baker                          3,955,170 (1)                        40.83
                           5206 NW 28 St.
                           Margate, Fl. 33063

Common                     Marco D'Alonzo                         3,977,818 (1)                        41.06
                           3557 Dunes Vista Dr.
                           Pompano Beach, Fl.33063
--------------------------------------------------------------------------------


     Security Ownership of Management

Common                     Douglas Baker                          3,955,170 (1)                        40.83
                           5206 NW 28 St.
                           Margate, Fl. 33063

Common                     Marco D'Alonzo                         3,977,818 (1)                        41.06
                           3557 Dunes Vista Dr.
                           Pompano Beach, Fl.33063

Common                     Bruno Sartori                            144,000 (2)                         1.49
                           231 Marine Court, #2
                           Lauderdale b/t Sea, Fl. 33308

Common                     David Maltrotti                        218,500 (2)                           2.26
                           4501 W.Atlantic Blvd., #1510
                           Coconut Creek, Fl. 33066


All Officers and Directors
as a group, (4) persons                                           8,295,488
                                                                  ---------
--------------------------------------------------------------------------------

(1) Mr. D'Alonzo and Mr. Baker have options to purchase 1,780,000 and 1,843,500 shares respectively, of common stock at an exercise price of $ 0.35 per share. The options are exercisable for a period of ten years from June 15, 1999 and are included in the calculation of ownership in accordance with Rule 13(d) of the Securities Act

(2) Mr. Sartori and Maltrotti have options to purchase, respectively, 100,000 and 200,000 shares currently exercisable, which are included in the calculation of ownership.

(3) All percentages are calculated based upon 5,764,127 shares issued and outstanding and 3,623,500 presently exercisable by Messrs. D'Alonzo and Mr. Baker and 100,000 and 200,000 shares exercisable by Mr. Sartori and Mr. Maltrotti, respectively.

Item 12.  Certain Relationships and Related Transactions.

     During the past two (2) years, the Company has not entered into a transaction with a value in excess of $ 60,000 with a directors, officer or beneficial owner of 5% or more of the Company's Common Stock, except as disclosed in the following paragraphs:

     On June 14, 1999 the Company's Board of Directors granted options to each Mr. D'Alonzo and Mr. Baker to purchase 2,000,000 shares of common stock at a purchase price of $ 0.35 per share. The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options;(ii) he is no longer employed by the Company; and (iii) the expiration of ten years from the date of grant. As of February 22, 2000 Mr. D'Alonzo has exercised 220,000 of his options and Mr. Baker has exercised 156,500 of his options.

Mr. David Maltrotti, Executive Vice President of Operations, is employed under a three-year employment agreement. He received 10,000 shares of the Company's Common Stock (restricted) upon the execution of the agreement on February 3, 1999. Under the agreement he will also receive 10,000 shares of common stock upon the opening of each Company owned restaurant. The agreement also grants Mr. Maltrotti options to acquire 200,000 shares of the Company's common stock. The options are exercisable pursuant to the following table:


     First, Second and Third Year     50,000 shares    exercise price    $ 0.75
     First, Second and Third Year     50,000 shares    exercise price    $ 1.00
     Second and Third Year            50,000 shares    exercise price    $ 1.25
     Second and Third Year            50,000 shares    exercise price    $ 1.50


     The options are exercisable in whole or in part at any time until the earlier to occur of (I) the exercise of all options: (ii) he is no longer employed by the Company; and (iii) the expiration of three years from the date of the grant

     Mr. Bruno Sartori, Chief Financial Officer, is employed under a two year employment agreement. He received 10,000 shares of the Company's Common Stock (restricted) upon execution of the agreement dated January 4, 2000. Under the agreement he will receive an additional 15,000 shares for services performed in the current year in accordance to the following schedule:

January , February, March                        2,000 shares for each month
April to December                                1,000 shares for each month

 The agreement also grants Mr. Sartori options to acquire 100,000 shares of the Company's common stock at a purchase prince of $ 1.31 per share. The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options: (ii) he is no longer employed by the Company; and
(iii) the expiration of two year from the date of the grant

Item 13. Exhibits, Financial Statements and reports on Form 8-K.

     (a)  Documents filed as part of this report:

          See Index to Financial Statements attached, which are included as an integral part of this report.

     (b)  No reports on Form 8-K have been filed by the Company.

     (c)  Exhibits


Exhibit No.             Description
-----------             -----------

      (2)         Articles of Incorporation, as amended (1)

      (3) ii      By-laws (1)

      (10)        Lease between Health Express USA, Inc. and Saul Strachman (1)

      (16)        Letter of Change of Certifying Accountant (2)

------------------------------------------------------------------------------

(1) previously filed as an exhibit to Form 10-SB on October 6, 1999 and incorporated herein by such reference
(2) previously filed as an exhibit to amendment number 2 to Form 10-SB on December 1, 1999 and incorporated herein by such reference

                            HEALTH EXPRESS USA, INC.
                                 AND SUBSIDIARY

                          (A development stage company)




                        CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
           JULY 2, 1998 (Date of Inception) THROUGH DECEMBER 31, 1998
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY

                          (A development stage company)

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
         INDEPENDENT AUDITORS' REPORT                                                                  F-1
         ----------------------------

         CONSOLIDATED FINANCIAL STATEMENTS
         ---------------------------------

                    Consolidated Balance Sheets                                                        F-2

                    Consolidated Statements of Operations                                              F-3

                    Consolidated Statement of Stockholders' Equity                                     F-4

                    Consolidated Statements of Cash Flows                                              F-5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            F-6 to F-14
         ------------------------------------------


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of
Health Express USA, Inc.

We have audited the accompanying consolidated balance sheets of Health Express USA, Inc. and its subsidiary (collectively, the "Company"), a development stage company, as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 1999 and for the period July 2, 1998 (date of inception) through December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Express USA, Inc. and its subsidiary as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the year ended December 31, 1999 and for the period July 2, 1998 (date of inception) through December 31, 1998 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered cumulative losses from operations since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                /s/ Ahearn Jasco + Company, P.A.
                                                --------------------------------
                                                AHEARN, JASCO + COMPANY, P.A.
                                                Certified Public Accountants

Pompano Beach, Florida
January 14, 2000

                            HEALTH EXPRESS USA, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
================================================================================

                                                                                                       1999                 1998
                                                                                                   -----------          -----------
                                    ASSETS
                                    ------
CURRENT ASSETS:
   Cash and cash equivalents                                                                       $    70,553          $    78,495
   Prepaid expenses                                                                                      7,950                 --
                                                                                                   -----------          -----------

          TOTAL CURRENT ASSETS                                                                          78,503               78,495

PROPERTY AND EQUIPMENT, gross                                                                          256,243                 --

DEPOSITS                                                                                                 4,350                 --
                                                                                                   -----------          -----------

          TOTAL                                                                                    $   339,096          $    78,495
                                                                                                   ===========          ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                                $    47,161          $      --
   Current portion of capital lease obligation                                                           3,884                 --
   Notes payable, stockholders                                                                            --                  1,000
   Note payable, related entity                                                                           --                  3,000
                                                                                                   -----------          -----------

          TOTAL CURRENT LIABILITIES                                                                     51,045                4,000
                                                                                                   -----------          -----------

LONG TERM PORTION - Capital lease obligation                                                            15,174                 --
                                                                                                   -----------          -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $0.01 par value; 10,000,000 shares
    authorized in 1999, zero shares issued and outstanding                                                --                   --
   Common stock, $0.001 par value; 50,000,000 and 15,000,000 shares authorized in 1999 and 1998, respectively; 5,640,627 and 4,311,000
    shares issued and outstanding in 1999 and 1998, respectively                                         5,640                4,311
   Additional paid-in capital                                                                        4,955,484               75,474
   Deficit accumulated during the development stage                                                 (4,688,247)              (5,290)
                                                                                                   -----------          -----------

          TOTAL STOCKHOLDERS' EQUITY                                                                   272,877               74,495
                                                                                                   -----------          -----------

          TOTAL                                                                                    $   339,096          $    78,495
                                                                                                   ===========          ===========


          See accompanying notes to consolidated financial statements.

                            HEALTH EXPRESS USA, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
           JULY 2, 1998 (Date of Inception) THROUGH DECEMBER 31, 1998
================================================================================

                                                                                                                        Cumulative
                                                                                                                      from inception
                                                                                                                         through
                                                                                                                       December 31,
                                                                                  1999                 1998                 1999
                                                                              -----------          -----------          -----------
REVENUES                                                                      $      --            $      --            $      --
                                                                              -----------          -----------          -----------

EXPENSES:
   Compensation                                                                 4,454,169                2,750            4,456,919
   Office expense                                                                  90,826                1,342               92,168
   Advertising                                                                     57,091                 --                 57,091
   General and administrative                                                      45,205                  198               45,403
   Professional fees                                                               20,158                1,000               21,158
   Other operating expenses                                                        11,656                 --                 11,656
   Contract labor                                                                   3,852                 --                  3,852
                                                                              -----------          -----------          -----------

          TOTAL EXPENSES                                                        4,682,957                5,290            4,688,247
                                                                              -----------          -----------          -----------

          LOSS BEFORE PROVISION FOR INCOME TAXES                               (4,682,957)              (5,290)          (4,688,247)

PROVISION FOR INCOME TAXES                                                           --                   --                   --
                                                                              -----------          -----------          -----------

          NET LOSS                                                            $(4,682,957)         $    (5,290)         $(4,688,247)
                                                                              ===========          ===========          ===========


LOSS PER COMMON SHARE:
   Basic and diluted                                                          $     (0.95)         $     (0.00)
                                                                              ===========          ===========

   Weighted average common shares outstanding                                   4,905,673            3,477,577
                                                                              ===========          ===========


          See accompanying notes to consolidated financial statements.

                            HEALTH EXPRESS USA, INC.
                          (A Development Stage Company)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
             FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
           JULY 2, 1998 (Date of Inception) THROUGH DECEMBER 31, 1998
================================================================================

                                                                                                          Deficit
                                                                  Common Stock                          Accumulated
                                                              ----------------------     Additional      during the
                                                              Shares        at Par         Paid-in      Development
                                                              Issued         Value         Capital         Stage           Total
                                                           -----------    -----------    -----------    -----------     -----------
At inception, July 2, 1998                                        --      $      --      $      --      $      --       $      --

Issuance of 200,000 shares of unrestricted
 stock at $0.10 per share                                      200,000            200         17,916           --            18,116

Issuance of 91,000 shares of unrestricted
 stock at $0.70 per share - exercise of warrants                91,000             91         57,558           --            57,649

Issuance of 4,000,000 shares of restricted
 stock at par value to officers and directors                4,000,000          4,000           --             --             4,000

Issuance of 20,000 shares of restricted
 stock for offering costs at par value                          20,000             20           --             --                20

Net loss for the period ended December 31, 1998                   --             --             --           (5,290)         (5,290)
                                                           -----------    -----------    -----------    -----------     -----------

STOCKHOLDERS' EQUITY, December 31, 1998                      4,311,000          4,311         75,474         (5,290)         74,495

Issuance of 116,333 shares of unrestricted
 stock at $0.70 per share - exercise of warrants               116,333            116         81,317           --            81,433

Issuance of 878,134 shares of restricted
 stock at $0.35 per share - exercise of warrants               878,134            878        306,469           --           307,347

Issuance of 317,000 shares of restricted
 stock at $0.30 per share                                      317,000            317        110,633           --           110,950

Issuance of 14,900 shares of restricted stock at
 $1.20 per share - compensation and equipment                   18,160             18         21,774           --            21,792

Additional paid in capital for stock options                      --             --        4,359,817           --         4,359,817

Net loss for the year ended December 31, 1999                     --             --             --       (4,682,957)     (4,682,957)
                                                           -----------    -----------    -----------    -----------     -----------

STOCKHOLDERS' EQUITY, December 31, 1999                      5,640,627    $     5,640    $ 4,955,484    $(4,688,247)    $   272,877
                                                           ===========    ===========    ===========    ===========     ===========


          See accompanying notes to consolidated financial statements.

                            HEALTH EXPRESS USA, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
           JULY 2, 1998 (Date of Inception) THROUGH DECEMBER 31, 1998
================================================================================

                                                                                                                         Cumulative
                                                                                                                      from inception
                                                                                                                          through
                                                                                                                        December 31,
                                                                                    1999               1998                 1999
                                                                                -----------         -----------         -----------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                     $(4,682,957)        $    (5,290)        $(4,688,247)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
        Common stock issued for services                                             21,792                --                21,792
        Issuance of stock options                                                 4,359,817                --             4,359,817
        Changes in certain assets and liabilities:
          Prepaid expenses                                                           (7,950)               --                (7,950)
          Accounts payable                                                           47,161                --                47,161
                                                                                -----------         -----------         -----------

          NET CASH USED IN OPERATING ACTIVITIES                                    (262,137)             (5,290)           (267,427)
                                                                                -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                              (235,521)               --              (235,521)
   Changes in other assets                                                           (4,350)               --                (4,350)
                                                                                -----------         -----------         -----------

          NET CASH USED IN INVESTING ACTIVITIES                                    (239,871)               --              (239,871)
                                                                                -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayments) borrowings -  notes payable, shareholders                            (1,000)              1,000                --
   (Repayments) borrowing - note payable, related entity                             (3,000)              3,000                --
   Payment on capital lease obligation                                               (1,664)               --                (1,664)
   Net proceeds from issuance of common stock                                       499,730              79,785             579,515
                                                                                -----------         -----------         -----------

          NET CASH PROVIDED BY FINANCING ACTIVITIES                                 494,066              83,785             577,851
                                                                                -----------         -----------         -----------

          NET (DECREASE) INCREASE IN CASH                                            (7,942)             78,495              70,553

CASH, Beginning of year                                                              78,495                --                  --
                                                                                -----------         -----------         -----------

CASH, End of year                                                               $    70,553         $    78,495         $    70,553
                                                                                ===========         ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                                     $      --           $      --           $      --
                                                                                ===========         ===========         ===========
   Cash paid during the period for income taxes                                 $      --           $      --           $      --
                                                                                ===========         ===========         ===========


 SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

         During the year ended December 31, 1999, the Company entered into a capital lease for $20,722 of restaurant equipment.


          See accompanying notes to consolidated financial statements.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
           JULY 2, 1998 (date of inception) THROUGH DECEMBER 31, 1998
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

      General
      -------
               Health Express USA, Inc. was incorporated in the State of Florida on July 2, 1998. Healthy Bites Grill, Inc., which was incorporated on January 26, 1999, is its wholly-owned subsidiary. The consolidated financial statements are presented following the elimination of any inter-company balances and transactions. Health Express USA, Inc. and its subsidiary are collectively referred to herein as the "Company". The Company is a development stage enterprise engaged in raising capital for a gourmet, fast-food health and nutrition restaurant. The financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles and conform to the standards applicable to development stage companies.

      Going Concern Considerations
      ----------------------------
               The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $4,682,957 and $5,290 for the period ended December 31, 1999 and for the period July 2, 1998 (date of inception) through December 31, 1998, respectively, and has an accumulated deficit of $4,688,247 at December 31, 1999. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

      Development Stage Operations
      ----------------------------
               The Company has raised sufficient capital from a Rule 504 Private Placement Offering to develop its initial flagship restaurant. The Company has begun construction and expects the opening of its first restaurant in March 2000. The Company is planning to enter into franchise agreements as well as developing additional Company owned restaurants.

      Use of Estimates
      ----------------
               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Basis of Consolidation
      ----------------------
               All significant intercompany balances and transactions are eliminated in consolidation.

      Property and Equipment
      ----------------------
               Property and equipment are recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets, which, in management's option, will commence upon the start of restaurant operations. Expenditures for routine maintenance and repairs are charged to expense as incurred.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
           JULY 2, 1998 (date of inception) THROUGH DECEMBER 31, 1998
================================================================================

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

      Income Taxes
      ------------
               The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized.

      Net Loss per Share
      ------------------
               The Company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants as previously prescribed by Accounting Principles Board of Opinion No. 15, "Earnings per Share." The effect of common shares issuable under the outstanding warrants are excluded from the calculation of diluted EPS since the effect is antidilutive.

      Stock Based Compensation
      ------------------------
               The Company accounts for stock based compensation under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". For stock and options issued to employees, and for transactions with other than employees in which services were performed in exchange for the Company's common stock, the transactions are recorded on the basis of fair value of the services received or the fair value of the equity instruments issued, whichever was more readily measurable.

      Cash and Cash Equivalents
      -------------------------
               Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase. The Company occasionally maintains cash balances in financial institutions in excess of federally insured limits.

      Fair Value of Financial Instruments
      -----------------------------------
               Cash and accounts payable are reflected in the financial statements at cost, which approximates fair market value because of the short-term maturity of those instruments.

      Statement of Comprehensive Income
      ---------------------------------
               A statement of comprehensive income has not been included, per SFAS No. 130, "Reporting Comprehensive Income", as the Company has no items of other comprehensive income.

      Reclassifications
      -----------------
               Certain 1998 amounts have been reclassified to conform to the presentation used for the 1999 financial statements.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
           JULY 2, 1998 (date of inception) THROUGH DECEMBER 31, 1998
================================================================================

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

               Property and equipment at December 31, 1999 consists of $256,243 of restaurant equipment. No depreciation expense was charged to operations for the year ended December 31, 1999 since actual operation of the Company's first restaurant is not anticipated to begin until March 2000.

NOTE 3 - CAPITAL LEASE OBLIGATION
---------------------------------

               The Company acquired restaurant equipment under the provisions of a long-term lease and has capitalized the minimum lease payments. The lease is for a three-year term beginning from the date the equipment is installed, which is expected in February 2000. As of December 31, 1999, the leased property has a recorded cost of $20,722. Depreciation expense has not been charged to operations for the year ended December 31, 1999 since the equipment has not yet been placed in service.

               Future minimum lease payments under the capital lease and the net present value of the future minimum lease payments subsequent to December 31, 1999 are as follows:

          Future minimum lease payments (net of deposit)      $29,944
          Amount representing interest                         10,886
                                                              -------
                    Present value of minimum lease payments    19,058
          Less:  Current portion                                3,884
                                                              -------

                    Long-term capital lease obligation        $15,174
                                                              =======

               Future annual minimum Lease payments subsequent to December 31, 1999 are as follows:

          Year Ending December 31,
                   2000                                $  3,884
                   2001                                   6,090
                   2002                                   8,274
                   2003                                     810
                                                   --------------

                                                       $ 19,058
                                                   ==============

NOTE 4 - NOTES PAYABLE, STOCKHOLDERS
------------------------------------

               The notes payable, stockholders consisted of two non-interest bearing, due on demand promissory notes totaling $1,000 with the Company's majority stockholders. These notes were paid in full during 1999.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
           JULY 2, 1998 (date of inception) THROUGH DECEMBER 31, 1998
================================================================================

NOTE 5 - NOTE PAYABLE, RELATED ENTITY
-------------------------------------

               The Company was indebted to a corporation owned by the majority stockholders under a non-interest bearing, due on demand promissory note in the amount of $3,000. This note was paid in full during 1999.

NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

               As of December 31, 1998, the Company was authorized to issue 15,000,000 shares of common stock having a par value of $0.001 per share. On June 10, 1999, the shareholders approved an increase in the authorized shares of the Company's common stock to 50,000,000 and authorized 10,000,000 shares of $0.01 par value preferred stock. The preferred stock, which is commonly known as blank check preferred, may be issued by the Board of Directors with rights, designations, preferences, and other terms, as may be determined by the Directors in their sole discretion, at the time of issuance. As of December 31, 1999, the Company has issued 5,640,627 shares of common stock. No preferred stock has been issued.

               The Company's private placement, dated August 1, 1998, represented the issuance of 200,000 units, with each unit consisting of one share of common stock at a price of $0.10 and warrants to purchase seven shares of common stock at $0.70 per share. Total common stock available to be issued through the exercise of the warrants is 1,400,000. The expiration date for the exercise of the warrants was originally August 31, 1999. On June 3, 1999, the Company split the warrants by reducing the exercise price of the outstanding warrants by one-half, to $0.35 per share, and increasing the number by a multiple of two, as follows:

       Warrants outstanding as of August 1, 1998              1,400,000
       Less:  Warrants exercised                               (207,333)
                                                             ----------
                 Balance of warrants at June 3, 1999          1,192,667
       Warrant split two-for-one                              1,192,667
       Less:  Warrants exercised after the split               (878,134)
                                                             ----------

                 Warrants outstanding at December 31, 1999    1,507,200
                                                             ==========

               As of December 31, 1999, warrants totaling 1,085,467 shares of common stock have been exercised.

               On July 28, 1999, the Board of Directors of the Company voted to extend the expiration date for the exercise of the outstanding warrants to November 1, 1999 and, in their meeting on October 28, 1999, the expiration date was extended to February 1, 2000.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
           JULY 2, 1998 (Date of Inception) THROUGH DECEMBER 31, 1998
================================================================================

NOTE 7 - STOCKHOLDERS' EQUITY (continued)
-----------------------------

      Common Stock Issuances
      ----------------------
               From inception through December 31, 1998, the Company issued 4,311,000 shares of common stock. During 1999, an additional 1,329,627 shares were issued, for a total of 5,640,627 as of December 31, 1999. The issuances and their effect on certain capital accounts are as follows:

                                                     Number                            $0.001          Paid-in
                                                    of Shares          Price          Par Value        Capital              Total
                                                   ------------      ---------       -------------    -----------        ----------
Unrestricted stock:
Private placement                                     200,000        $    0.10         $     200        $  19,800         $  20,000
Exercise of warrants                                   91,000             0.70                91           63,609            63,700
Less:  Offering costs                                    --                                 --             (7,935)           (7,935)
                                                    ---------                          ---------        ---------         ---------
          Total unrestricted stock                    291,000                                291           75,474            75,765
                                                    ---------                          ---------        ---------         ---------

Restricted stock:
  Officers and directors                            4,000,000             0.001            4,000             --               4,000
  Legal counsel (non-cash, for
    services)                                          20,000             0.001               20             --                --

          Total restricted stock                    4,020,000                              4,020             --               4,020
                                                    ---------                          ---------        ---------         ---------

          Total shares issued as of
           December 31, 1998                        4,311,000                              4,311           75,474            79,785
                                                    ---------                          ---------        ---------         ---------

Unrestricted stock:
   Exercise of warrants                               116,333        $    0.700              116           81,317            81,433
                                                    ---------                          ---------        ---------         ---------

Restricted stock:
   Exercise of warrants                               878,134             0.350              878          306,469           307,347
   Options exercised                                  317,000             0.350              317          110,633           110,950
   Issued for compensation                             15,660             1.200               16           18,776            18,792
   Issued for equipment                                 2,500             1.200                2            2,998             3,000
                                                    ---------                          ---------        ---------         ---------
          Total restricted stock                    1,213,294                              1,213          438,876           440,089
                                                    ---------                          ---------        ---------         ---------

          Total shares issued in 1999               1,329,627                              1,329          520,193           521,522
                                                    ---------                          ---------        ---------         ---------

          Total shares issued as of
           December 31, 1999                        5,640,627                          $   5,640        $ 595,667         $ 601,307
                                                    =========                          =========        =========         =========

               The values of the shares issued to legal counsel during 1998, and for compensation and equipment in 1999, represents the fair value of the goods or services provided at the time of each transaction.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
           JULY 2, 1998 (Date of Inception) THROUGH DECEMBER 31, 1998
================================================================================

NOTE 7 - STOCKHOLDERS' EQUITY (continued)
-----------------------------

      Stock Option Compensation
      -------------------------
               On February 3, 1999, the Company granted stock options to a key employee and, on June 14, 1999, the Company granted stock options to its officers/directors. The Company has authorized and reserved common stock for these grants.

               The options granted on February 3, 1999, grants a key employee the option to purchase 200,000 shares exercisable as follows: 50,000 shares at $0.75 per share, 50,000 shares at $1.00 per share, 50,000 shares at $1.25 per share and the remaining 50,000 shares at $1.50 per share. The options granted on June 14, 1999, grants officers/directors the option to purchase 4,000,000 shares at $0.35 per share.

               SFAS No. 123 requires entities that account for awards for stock-based compensation to employees to estimate the fair value of the options and include them in expense at the option's grant date. The fair value of these options was estimated at the date of the grant using the Black-Scholes option-pricing model. The option-pricing model uses the following weighted average assumptions; a risk-free interest rate of 5%, a zero dividend yield, a stock price volatility of 22% for the key employee and 24% for officers/ directors, and a weighted average expected life of three years. As a result of this computation, approximately $47,000 for the key employee and approximately $4,313,000 for officers/directors was charged to expense for the year ended December 31, 1999. As of December 31, 1999, all options granted to the key employee were outstanding. The officers/directors exercised options for 317,000 shares. Options for 3,683,000 shares remain unexercised.

               The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      NASD Approval
      -------------
               In October 1998, the Company submitted an application to be listed on the NASD OTC Bulletin Board under rule 15c2-11 of the Securities Exchange Act of 1934. On January 5, 1999, the Company's shares were approved for public trading under the symbol HEXS.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
           JULY 2, 1998 (Date of Inception) THROUGH DECEMBER 31, 1998
================================================================================

NOTE 8 - INCOME TAXES
---------------------
               A summary of the provision for income taxes for the periods ended December 31, 1999 and 1998 is as follows:

                                                      1999             1998
                                                   -----------      -----------

Currently payable                                  $      --        $      --
Deferred benefit                                     1,779,500            2,010
Less:  Valuation allowance                          (1,779,500)          (2,010)
                                                   -----------      -----------

          Provision for income taxes               $      --        $      --
                                                   ===========      ===========


               Net deferred tax assets at December 31, 1999 and 1998 are as follows:

                                                       1999             1998
                                                   -----------      -----------

Available net operating loss carryovers            $   124,710      $     2,010
Stock option compensation charge                     1,656,800             --
Less:  Valuation allowance                          (1,781,510)          (2,010)
                                                   -----------      -----------

          Net deferred tax assets                  $      --        $      --
                                                   ===========      ===========

               The Company has used an estimated federal tax rate of 34% and a net effective state tax rate of 4% for all deferred tax computations. There are no significant deferred tax liabilities. The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income using the periods in which temporary differences and/or carryforward losses become deductible.

               The Company has available tax net operating carryovers ("NOLs") as of December 31, 1999 of approximately $330,000. The NOLs will expire beginning in 2018. Certain provisions of the tax law may limit the NOL carryfowards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership; however, management believes that an ownership change has not yet occurred which would cause the NOL carryover to be limited.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
           JULY 2, 1998 (Date of Inception) THROUGH DECEMBER 31, 1998
================================================================================

NOTE 9 - LEASE COMMITMENTS
--------------------------

      Restaurant
      ----------
               The Company leases property for its restaurant operations with scheduled annual increases. The total rental payments are being amortized over the lives of the leases on a straight-line basis in accordance with SFAS No. 13. The lease commenced February 1, 1999 and is for a five-year period terminating on January 31, 2004.

               Future annual minimum rental payments subsequent to December 31, 1999 are as follows:

               Year Ending
               December 31,
          -------------------
                 2000                                      $ 40,100
                 2001                                        41,300
                 2002                                        47,450
                 2003                                        50,750
                 2004                                         4,250
                                                     --------------

                                                          $ 183,850
                                                     ==============

               Total rent expense for the year ended December 31, 1999 was $37,777.

      Warehouse
      ---------
               On May 4, 1999, the Company leased warehouse space for the storage of non-perishable products and supplies. The lease calls for monthly rent of $165 on a month-to-month basis.

      Corporate Offices
      -----------------

               Office space is leased from unrelated party for $525 per month on a month to month basis.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

      Related Party Agreement
      -----------------------
               On July 15, 1998, the Company entered into an Attorney Fee Agreement that includes the issuance of 20,000 shares at par, totaling $20 which management believes to be the fair value of services performed. The shares were issued as an incentive to provide services. These shares were issued when there was no market for the Company's stock. Counsel did not value the shares toward costs of services provided.

      Other Agreements
      ----------------
               The Company has entered into an agreement with Creative Connections, a professional marketing firm, to provide consulting services for their local and national campaign. The agreement is on a month-to-month basis with a monthly fee of $3,500. The agreement calls for services to be provided on a monthly basis upon the Company's request.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEAR ENDED DECEMBER 31, 1999 AND FOR THE PERIOD
           JULY 2, 1998 (Date of Inception) THROUGH DECEMBER 31, 1998
================================================================================

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)
---------------------------------------

               The Company signed an agreement with Data Central USA, Inc. for database management services for customer sales tracking. The agreement calls for services to be provided upon the start of restaurant operations. There is no commitment for the use of the services and price negotiations will be entered into prior to the commencement of the services.

               The Company entered into a contract with Standard Coffee Services to carry its line of Barnie's Coffee. The contract calls for free use of coffee machines provided the Company sells Barnie's Coffee exclusively. Purchases of coffee are on a COD, 30-day payment basis. The coffee machines have not been delivered and no purchases have been made during the year ended December 31, 1999. Accordingly, the Company has not recorded the value of the non-monetary assets in the accompanying financial statements. No purchase commitments have been entered into.

               The Company has entered into an agreement with Mr. Donald Luria, a franchise consultant, to assist in the development of franchise operations. As an incentive to provide services, 1,000 shares were issued to Mr. Luria. The agreement calls for a rate of $75 per hour for consultation services. No services were provided during the year ended December 31, 1999.

               The Company is establishing supplier relationships with various food and supplies distributors. No contracts or commitments have been entered into and purchases are on a COD basis. There were no purchase commitments as of December 31, 1999.

      Litigation, Claims, and Assessments
      -----------------------------------

               In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. In management's opinion, the outcome of all such existing matters will not have a material impact upon the Company's financial position and results of operations.

NOTE 11 - NET LOSS PER COMMON SHARE
-----------------------------------

               For the periods ended December 31, 1999 and 1998, weighted average common shares include only common shares outstanding. The inclusion of common share equivalents would be anti-dilutive and, as such, they are not included.

               A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

                                                          1999          1998
                                                       ----------    ----------

Common shares outstanding at December 31st              5,640,627     4,311,000
Effect of weighting                                      (734,954)     (833,423)
                                                       ----------    ----------

          Weighted average common shares outstanding    4,905,673     3,477,577
                                                       ==========    ==========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HEALTH EXPRESS USA, INC.

March 2, 2000
                                      By: /s/ Douglas Baker
                                          ---------------------------------
                                              Douglas Baker, President


                                      By: /s/ Bruno Sartori
                                          ---------------------------------
                                          Bruno Sartori, Chief Financial Officer