Form 10QSB
period 2000-03-31
HEALTH EXPRESS USA INC
filed 2000-05-16
CIK 1070050

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended March 31, 2000

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from         to
                                                       ---------  --------------

                         Commission file number 02-27569



                            HEALTH EXPRESS USA, INC.

--------------------------------------------------------------------------------
                      (Exact name of small business issuer)

           Florida                                         65-0847995
--------------------------------               ---------------------------------
(State or other jurisdiction of               IRS Employer Identification Number
incorporation or organization


         275 Commercial Blvd., Suite 260 Fort Lauderdale, Florida 33308
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 776-5401
  ----------------------------------------------------------------------------
                          Registrant's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X                No
                           ------                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date.

  Class                                      Outstanding shares at May 8, 2000
-----------                                  ---------------------------------

Common Stock                                           6,087,922

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements



                                                              HEALTH EXPRESS USA, INC.
                                                            (A Development Stage Company)
                                                          CONSOLIDATED BALANCE SHEETS
                                               March 31, 2000 (unaudited) and December 31, 1999


                                                                                             March 31,            December 31,
                                                                                               2000                   1999
                                                                                           -------------         ---------------
                                                                   ASSETS

       CURRENT ASSETS
            Cash and cash equivalents                                                     $      159,442         $        70,553
            Prepaid expenses and other                                                             7,280                   7,950
                                                                                          --------------         ---------------
            TOTAL CURRENT ASSETS                                                                 166,722                  78,503


       PROPERTY AND EQUIPMENT                                                                    331,714                 256,243

       DEPOSITS                                                                                    4,648                   4,350
                                                                                          --------------         ---------------
            TOTAL                                                                         $      503,084         $       339,096
                                                                                          ==============         ===============


                                               LIABILITIES AND STOCKHOLDERS' EQUITY


       CURRENT LIABILITIES
            Accounts payable                                                              $       28,310         $        47,161
            Current portion of capital lease obligation                                            3,884                   3,884
                                                                                          --------------         ---------------
            TOTAL CURRENT LIABILITIES                                                             32,194                  51,045
                                                                                          --------------         ---------------


       LONG TERM PORTION - Capital lease obligation                                               15,174                  15,174
                                                                                          --------------         ---------------


       STOCKHOLDERS ' EQUITY
       Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
       Common stock, $0.001 par value; 50,000,000 shares authorized
       6,087,922 and 5,640,627 issued and outstanding at March 31, 2000
       and December 31, 1999 respectively.                                                         6,088                   5,640
       Additional paid-in capital                                                              5,301,899               4,955,484
       Deficit accumulated during the development stage                                       (4,852,271)             (4,688,247)
                                                                                          --------------         ---------------
            TOTAL STOCKHOLDERS' EQUITY                                                           455,716                 272,877
                                                                                          --------------         ---------------
            TOTAL                                                                         $      503,084         $       339,096
                                                                                          ==============         ===============


                                               See notes to consolidated financial statements

                                        2

                                                              HEALTH EXPRESS USA, INC.
                                                            (A Development Stage Company)
                                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                   (Unaudited)
                                                  FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                           AND FOR THE PERIOD JULY 2, 1998 (INCEPTION) THROUGH MARCH 31, 2000

                                                                   Three months              Three months          July 2, 1998
                                                                      Ended                     Ended             (inception) to
                                                                  March 31, 2000            March 31, 1999          March 31, 2000
                                                                -------------------       -------------------   -------------------
    REVENUES                                                    $                -        $                -    $                -

    EXPENSES

    Compensation                                                            54,749                     3,579             4,511,668
    Office expense                                                           4,239                     2,400                96,407
    Advertising                                                             18,731                    17,328                75,822
    General and Administrative                                              37,811                    31,369                83,214
    Professional fees                                                       14,893                     2,749                36,051
    Other operating expenses                                                 9,469                     4,475                21,125
    Contract labor                                                          24,132                       400                27,984
                                                                ------------------       -------------------   -------------------

    TOTAL EXPENSES                                                         164,024                    62,300             4,852,271
                                                                ------------------       -------------------   -------------------

    LOSS BEFORE PROVISION FOR INCOME TAXES                                (164,024)                  (62,300)           (4,852,271)

    PROVISION FOR INCOME TAXES                                                   -                         -                     -
                                                                ------------------       -------------------   -------------------

            NET LOSS                                            $         (164,024)      $           (62,300)  $        (4,852,271)
                                                                ==================       ===================   ===================




    LOSS PER COMMON SHARE:
            Basis and diluted                                   $            (0.03)      $             (0.01)
                                                                ==================       ===================
            Weighted average common shares outstanding                   5,788,383                 4,346,207
                                                                ==================       ===================


                                               See notes to consolidated financial statements

                                        3

                                              HEALTH EXPRESS USA, INC.
                                           (A Development Stage Company)
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)
                                    FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                              AND FOR THE PERIOD JULY 2, 1998 (Inception) TO MARCH 31, 2000


                                                                           Three months         Three months         July 2, 1998
                                                                              Ended                Ended            (inception) to
                                                                          March 31, 2000       March 31, 1999       March 31, 2000
                                                                        ------------------  -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                          $      (164,024)             (62,300)      $   (4,852,271)
      Adjustments to reconcile net loss to net cash used in
      operating activities
         Common stock issued for services                                        50,125                    -               71,917
         Issuance of stock options                                                4,875                    -            4,364,692
         Changes in certain assets and liabilities
            Prepaid expenses and other                                              670               (5,311)              (7,280)
            Accounts payable                                                    (18,851)                   -               28,310
                                                                        ---------------        -------------       --------------

                  NET CASH USED IN OPERATING ACTIVITIES                        (127,205)             (67,611)            (394,632)
                                                                        ---------------        -------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                        (71,108)             (20,000)            (306,629)
      Changes in other assets                                                      (298)              (4,350)              (4,648)
                                                                        ---------------        -------------       --------------
                  NET CASH USED IN INVESTING ACTIVITIES                         (71,406)             (24,350)            (311,277)
                                                                        ---------------        -------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payment on capital lease obligation                                             -                    -               (1,664)
      Net proceeds from issuance of common stock                                287,500               70,234              867,015
                                                                        ---------------        -------------       --------------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                     287,500               70,234              865,351
                                                                        ---------------        -------------       --------------

                  NET INCREASE (DECREASE) IN CASH                                88,889              (21,727)             159,442

CASH AND CASH EQUIVALENTS, Beginning of the year                                 70,553               78,495                    -
                                                                        ---------------        -------------       --------------

CASH AND CASH EQUIVALENTS, End of the year                              $       159,442               56,768       $      159,442
                                                                        ===============        =============       ==============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                          $            -         $          -        $            -
                                                                        ===============        =============       ==============
      Cash paid during the period for income taxes                      $            -         $          -        $            -
                                                                        ===============        =============       ==============

      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

                  During the period ended March 31, 2000 the Company acquired $
                  4,363 of property and equipment in exchange for 1,745 shares of common stock, valued at $ 2.50 per share, which in the opinion of management represents the fair value of the equipment.

                                               See notes to consolidated financial statements

                                       4

                            HEALTH EXPRESS USA, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000
                                   (unaudited)

Basis of Presentation

The accompanying consolidated condensed unaudited financial statements of Health Express USA, Inc., and its wholly-owned subsidiary, Healthy Bites Grill, Inc., (the"Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. The disclosures in the notes to the financial statements have been prepared in accordance with the instructions set forth under Item 310(b), Interim Financial Statements, of Regulation S-B. The requirements set forth under Item 310(b) require that footnotes and other disclosures should be provided as needed for the fair presentation of the financial statements and to ensure that the financial statements are not misleading. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The requirements of Item 310(b) also require disclosure of material subsequent events and material contingencies notwithstanding disclosure in the annual financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no material subsequent events or material contingencies that require disclosure herewith. The financial statements as of and for the periods ended March 31, 2000 and 1999 as well as the period July 2, 1998 (date of inception) through March 31, 2000 are unaudited. The financial statements for the period ended March 31, 2000 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and report of the accountant is included as part of this filing.

The results of operation for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. Certain information for 1999 has been reclassified to conform to the 2000 presentation. The accompanying consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-KSB filed for the year ended December 31, 1999.

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Introduction - Forward Looking Statements

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

Plan of Operations

     Health Express USA, Inc. (the "Company") was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The Company's first phase of its plans of operation is to complete construction of the initial flagship restaurant in Fort Lauderdale, Florida. Upon operating profitably its first restaurant, the Company plans to expand conservatively through franchising efforts as well as other Company owned restaurants.

     The flagship restaurant began operations on April 10, 2000 and the Company is currently undergoing the second phase of its plan, which focuses on operations, and includes promotion, operational efficiency and menu development. Management expects to report sales figures for the second quarter of 2000.

Liquidity and Capital Resources

     The Company has cash available to satisfy short-term working capital requirements. The need for additional cash is also dependent upon the cash flow from restaurant operations. Management is expecting restaurant operations to reach a cash flow break-even point within the next 30 days, primarily as a result of a local advertising campaign. An official grand opening has been scheduled for May 11, 2000. With a combination of heavy local promotion, the recent introduction of a take out menu and the development of a repeat customer base, management expects restaurant operations to provide a positive cash flow. The Company currently has no debt outside of normal and recurring accounts payable resulting from restaurant operations.

     While Management projects that cash flow from restaurant operations will be sufficient to meet the Company's working capital requirements, additional funds may be necessary to finance the development of franchise operations in South Florida and a commissary facility to support and service them. To raise additional funds the Company may seek additional financing through the sale of its securities. The Company's directors also may provide additional funds by exercising their options. The Company may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines or loans from the Company's officers. However, no assurances can be given that the Company will be able to meet its needs through the sale of securities or otherwise.

     From time to time the Company may evaluate potential acquisitions involving complementary businesses, content, products or technologies. The Company has no present agreements or understanding with respect to such acquisition. The Company's future capital requirements will depend on many factors, including growth of the Company's restaurant business, the success of its franchising operations, economic conditions and other factors including results of future operations.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders of Health Express USA, Inc.

We have reviewed the accompanying consolidated balance sheet of Health Express USA, Inc. (the "Company") as of March 31, 2000, and the related consolidated statements of operations and cash flows for the three month period then ended. These financial statements are the responsibility of the management of the Company.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying March 31, 2000 financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Ahearn Jasco + Company, P.A.
-----------------------------------

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
May 10, 2000

PART II - OTHER INFORMATION

Item 2. Changes in Securities

     During the period ending March 31, 2000 the Company sold securities without registering the securities under the Securities Act.

(a)      The date, title and amount of securities sold.

                                        No. of
     Date                Title          Shares        Price        Proceeds
     ----                -----          ------        -----        --------

     3/25/2000       Common Stock       80,500        $1.50        $ 120,750
     3/31/2000       Common Stock       40,000        $1.50        $  60,000
                                        ------                     ---------

         Total                         120,500                     $ 180,750
                                       =======                     =========

(b) The Securities were sold to accredited individuals under Rule 506 of Regulation D.

(c) Total offering price $ 195,000, representing 130,000 shares at $ 1.50.

(d) Securities were sold under Rule 506 of Regulation D.

(e) None


Item 6. Exhibits and Reports on Form 8-K

     The following exhibit is included herein:

Exhibit  27 -  Financial Data Schedule Article 5 included for Electronic Data
               Gathering Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of operations of the Company as of and for the three months ended March 31, 2000 and is qualified in its entirety by reference to such financial statements.

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTH EXPRESS USA, INC.
                                          ------------------------
                                          (Registrant)


5/15/2000                                 /s/ Douglas Baker
--------------------------                ------------------------------
Date                                      Douglas Baker, President

5/15/2000                                 /s/ Bruno Sartori
--------------------------                -------------------------------
Date                                      Bruno Sartori, Chief Financial Officer