Form 10QSB
period 2000-06-30
HEALTH EXPRESS USA INC
filed 2000-08-11
CIK 1070050

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                  For the quarterly period ended June 30, 2000
                                                 --------------

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from_________to______________

                         Commission file number 02-27569



                            HEALTH EXPRESS USA, INC.
--------------------------------------------------------------------------------
                      (Exact name of small business issuer)

             Florida                                   65-0847995
------------------------------------      ------------------------------------
 (State or other jurisdiction of              IRS Employer Identification
  incorporation or organization                          Number


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

                              Yes     X                No
                                    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date.

    Class                              Outstanding shares at August 10, 2000
--------------                         -------------------------------------
 Common Stock                                       6,437,022

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Board of Directors and Stockholders of Health Express USA, Inc.

We have reviewed the accompanying consolidated balance sheet of Health Express USA, Inc. (the "Company") as of June 30, 2000, and the related consolidated statements of operations and cash flows for the six month period then ended. These financial statements are the responsibility of the management of the Company.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying June 30, 2000 financial statements for them to be in conformity with generally accepted accounting principles.

/s/ Ahearn Jasco + Company, P.A.
---------------------------------------
AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
August 10, 2000

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 2000 (unaudited) and December 31, 1999

                                                                                                June 30,             December 31,
                                                                                                  2000                   1999
                                                                                             ---------------       ----------------
                                     ASSETS


       CURRENT ASSETS
            Cash and cash equivalents                                                        $      189,806        $         70,553
            Inventory                                                                                18,031                       -
            Prepaid expenses                                                                          1,393                   7,950
                                                                                             --------------        ----------------
            TOTAL CURRENT ASSETS                                                                    209,230                  78,503


       PROPERTY AND EQUIPMENT, net                                                                  343,182                 256,243

       DEPOSITS                                                                                       4,648                   4,350
                                                                                             --------------        ----------------
            TOTAL                                                                            $      557,060        $        339,096
                                                                                             ==============        ================


                                             LIABILITIES AND STOCKHOLDERS' EQUITY


       CURRENT LIABILITIES
            Accounts payable                                                                 $       13,568        $         47,161
            Current portion of capital lease obligation                                               3,884                   3,884
                                                                                             --------------        ----------------
            TOTAL CURRENT LIABILITIES                                                                17,452                  51,045
                                                                                             --------------        ----------------

       LONG TERM PORTION - Capital lease obligation                                                  14,778                  15,174
                                                                                             --------------        ----------------


       STOCKHOLDERS ' EQUITY
       Preferred stock, $0.01 par value;10,000,000 shares authorized
       zero shares issued and outstanding                                                                 -                       -
       Common stock, $0.001 par value; 50,000,000 shares authorized
       6,437,022 and 5,640,627 issued and outstanding at June 30,2000
       and December 31, 1999 respectively.                                                            6,437                   5,640
       Additional paid-in capital                                                                 5,640,801               4,955,484
       Accumulated Deficit                                                                       (5,122,408)             (4,688,247)
                                                                                             --------------        ----------------
            TOTAL STOCKHOLDERS' EQUITY                                                              524,830                 272,877
                                                                                             --------------        ----------------

            TOTAL                                                                            $      557,060        $        339,096
                                                                                             ==============        ================




                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                   FOR THE PERIOD ENDED JUNE 30, 2000 AND 1999

                                                              Six months        Three months        Six months         Three months
                                                                Ended              Ended               Ended              Ended
                                                            June 30, 2000      June 30, 2000       June 30, 1999      June 30, 1999
                                                           -----------------  -----------------  ------------------  -------------
REVENUES, net                                              $         94,765   $         94,765   $                   $           -

COST OF SALES                                                        52,064             52,064                   -               -
                                                           -----------------  -----------------  ------------------  -------------

GROSS PROFIT                                                         42,701             42,701                   -               -
                                                           -----------------  -----------------  ------------------  -------------

CONTROLLABLE EXPENSES
Labor                                                                63,405             63,405                   -               -
Occupancy                                                            14,791             14,791                   -               -
Marketing                                                            11,940             11,940                   -               -
Repairs                                                               6,615              6,615                   -               -
Other direct costs                                                   25,723             25,723                   -               -
                                                           -----------------  -----------------  ------------------  -------------
                                                                                                                 -               -
                                                                    122,474            122,474                   -               -
                                                           -----------------  -----------------  ------------------  -------------

OTHER EXPENSES
Compensation                                                        169,398            119,524              13,200           9,621
Compensatory stock options                                            9,750              4,875           4,040,000       4,040,000
Depreciation                                                         18,098             18,098                   -               -
General and Administrative                                          157,141             47,866             142,038          83,317
                                                           -----------------  -----------------  ------------------ --------------

                                                                    354,387            190,363

TOTAL EXPENSES                                                      476,861            312,837           4,195,238       4,132,938
                                                           -----------------  -----------------  ------------------ --------------

LOSS BEFORE PROVISION
FOR INCOME TAXES                                                   (434,160)          (270,136)         (4,195,238)     (4,132,938)

PROVISION FOR INCOME TAXES                                                -                  -                   -               -
                                                           -----------------  -----------------  ------------------ --------------

          NET LOSS                                         $       (434,160)  $       (270,136)  $      (4,195,238)  $  (4,132,938)
                                                           =================  =================  ==================  =============


LOSS PER COMMON SHARE:
Basic and diluted                                          $          (0.07)  $          (0.04)  $           (0.95)  $       (0.91)
                                                           =================  =================  ==================  =============
Weighted average common shares outstanding                        5,967,716          6,145,810           4,433,366       4,526,693
                                                           =================  =================  ==================  =============

                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                   FOR THE PERIOD ENDED JUNE 30, 2000 AND 1999

                                                                                         Six months             Six months
                                                                                            Ended                  ended
                                                                                        June 30,2000              June 30, 1999
                                                                                     --------------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                            $     (434,160)   $    (4,195,238)
      Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation                                                                             18,098                  -
         Common stock issued for services                                                         74,000             13,200
         Issuance of stock options                                                                 9,750          4,040,000
         Changes in certain assets and liabilities
            Inventory, prepaid expenses and other                                                (11,772)           (13,900)
            Accounts payable                                                                     (33,593)             9,680
                                                                                          --------------    ---------------
                  NET CASH USED IN OPERATING ACTIVITIES                                         (377,677)          (146,258)
                                                                                          --------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                                        (100,674)           (33,472)
                                                                                          --------------    ---------------
                  NET CASH USED IN INVESTING ACTIVITIES                                         (100,674)           (33,472)
                                                                                          --------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payment on capital lease obligation                                                           (396)                 -
      Net proceeds from issuance of common stock                                                 598,000            281,563
                                                                                          --------------    ---------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                                      597,604            281,563
                                                                                          --------------    ---------------
                  NET INCREASE IN CASH                                                           119,253            101,833

CASH AND CASH EQUIVALENTS, Beginning of thBeginning of the period                                 70,553             78,495
                                                                                          --------------    ---------------
CASH AND CASH EQUIVALENTS, End of the yearEnd of the period                               $      189,806    $       180,328
                                                                                          ==============    ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                            $        1,267    $             -
                                                                                          ==============    ===============
      Cash paid during the period for income taxes                                        $            -    $             -
                                                                                          ==============    ===============



      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

                  During the period ended June 30, 2000 the Company acquired $
                  4,363 of property and equipment in exchange for 1,745 shares of common stock, valued at $2.50 per share, which represents the fair vaue of the equipment




                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no material subsequent events or material contingencies that require disclosure. The financial statements as of and for the periods ended June 30, 2000 and 1999 are unaudited. The financial statements for the period ended June 30, 2000 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and report of the accountant is included as part of this filing.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. Certain information for 1999 has been reclassified to conform to the 2000 presentation. The accompanying consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-KSB filed for the year ended December 31, 1999.

The Company was previously a development stage company. Effective April 10, 2000, when the Company began generating revenues from restaurant operations, the Company was no longer considered to be in a development stage.

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

     The flagship restaurant began operations on April 10, 2000 and the revenues reported for the quarter ending June 30, 2000 are revenues from restaurant operations. The consolidated loss from operations during this quarter of approximately $ 270,000 includes a loss incurred by the parent company, Health Express USA, Inc., of approximately $ 190,000 and a loss incurred by the subsidiary which operates the restaurant, Healthy Bites Grill, Inc., of approximately $ 80,000.

     Operations - Health Express USA, Inc.
     ------------------------------------

     The loss for the quarter ending June 30, 2000 of approximately $ 190,000 includes compensation paid to officers and directors, in stock and cash, in the amount of $ 124,000. No revenues were generated by the parent company. Excluding depreciation expense of $ 18,098, Health Express USA, Inc., incurred general, administrative and advertising expenses of approximately $ 48,000. This figure reflects a trend toward lower overhead expenses. Management expects to maintain this lower level of general and administrative expenses, as compared to the prior quarter, since the focus is now shifting to restaurant operations. Management does not expect additional material compensation to be paid to officers and directors for the remainder of the calendar year.

     Operations - Healthy Bites Grill, Inc.
     -------------------------------------

     Restaurant operations generated total revenues in the second quarter ending June 30, 2000 of approximately $ 95,000 and a net loss of approximately $ 80,000.

     The restaurant opened on April 10, 2000, which is toward the end of the busy tourist season in South Florida, which runs from approximately November to April, annually. As a result of a later opening than originally projected, the restaurant did not benefit from the higher volume of seasonal traffic.

     The restaurant incurred relatively higher personnel costs than anticipated as a result of the initial training period of new personnel and the development of an internal expedite system of food preparation, production and service. The restaurant experienced an expected turnover of personnel, both employees and managers.

     Food costs were higher than originally expected. This is in part the result of learning the most efficient ordering cycles, which are a combination of the appropriate vendor, volume and usage of short term and long term perishable food items and other products. Additional costs were also incurred in obtaining new equipment in order to improve efficiency of food preparation.

    The restaurant has recently begun an advertising campaign both at the local and regional level, through radio, magazines and direct mailing and neighborhood advertising. The initial advertising efforts were principally an introduction of the restaurant to the local community. As a result the recent addition of a breakfast line and a delivery service a more intensive advertising campaign is expected to attract new customers and increase sales.

     In light of the experience of the initial quarter of restaurant operations, management remains positive and focused in a direction of expansion and franchising. Some factors that lead management to believe that the restaurant will achieve its objectives are as follows:

     The restaurant has attracted a following of loyal customers and new repeat customers as menu items are being improved, added and deleted. The restaurant has developed a brisk lunch business, which has contributed the majority of the sales volume. With the recent addition of a breakfast line and a delivery service business, combined with additional advertising, restaurant sales, even during these summer months, should be on the increase.

    Restaurant operations are being improved in both areas of purchasing and labor. After an initial high turnover, loyal and dedicated employees remain on staff, with additional changes required in the near future as management seeks the ideal managerial team for the upcoming tourist season. Purchasing is being streamlined to reduce waste and spoilage of perishable items and the right combinations of vendors are being identified to reduce overall food costs.

     Profitability is essential to franchising efforts as the company has engaged a franchise attorney for the preparation of franchise documents. This filing will be complimented with the appropriate operations and training manual that will assist future franchises operate successfully a Healthy Bites Grill franchise.

Liquidity and Capital Resources

     The Company has cash available to satisfy short-term working capital requirements. The Company currently has no debt outside of normal and recurring accounts payable resulting from restaurant operations and an obligation for a capital lease of a Point of Sale register system.

     While Management projects that cash flow from restaurant operations will be sufficient to meet the Company's working capital requirements, additional funds may be necessary to finance the development of franchise operations in South Florida. To raise additional funds the Company may seek additional financing through the sale of its securities. The Company's directors also may provide additional funds by exercising their options. The Company may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines or loans from the Company's officers. However, no assurances can be given that the Company will be able to meet its needs through the sale of securities or otherwise.

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


PART II - OTHER INFORMATION

Item 2. Changes in Securities

     During the quarter ending June 30, 2000 the Company sold securities without registering the securities under the Securities Act.

(a)      The date, title and amount of securities sold.

                                                                        No. of
     Date            Title              Shares          Price          Proceeds
     ----            -----              ------          -----          --------

  6/13/2000      Common Stock          300,000          $1.00         $ 300,000


(b) The Securities were sold to accredited individuals under Rule 506 of Regulation D.

(c)      Total offering price $ 300,000, representing 300,000 shares at $ 1.00.

(d)      Securities were sold under Rule 506 of Regulation D.

(e)      None

Item 6. Exhibits and Reports on Form 8-K

     The following exhibit is included herein:

Exhibit 27 - Financial Data Schedule Article 5 included for Electronic Data Gathering Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of operations of the Company as of and for the six months ended June 30, 2000 and is qualified in its entirety by reference to such financial statements.

                                  SIGNATURES:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTH EXPRESS USA, INC.
                                          ------------------------
                                          (Registrant)


8/11/2000                                 /s/ Douglas Baker
------------------------------            --------------------------------------
Date                                      Douglas Baker, President

8/11/2000                                 /s/ Bruno Sartori
------------------------------            --------------------------------------
Date                                      Bruno Sartori, Chief Financial Officer