Form 10QSB
period 2000-09-30
HEALTH EXPRESS USA INC
filed 2000-11-14
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000
                      --------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from_________to______________

                         Commission file number 02-27569



                            HEALTH EXPRESS USA, INC.
--------------------------------------------------------------------------------
                      (Exact name of small business issuer)

           Florida                                             65-0847995
------------------------------                          ------------------------
(State or other jurisdiction                             IRS Employer
of incorporation or organization                         Identification Number

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

                           Yes     X                No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date.

  Class                                 Outstanding shares at October 10, 2000
-----------                             --------------------------------------
Common Stock                                        6,438,722

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders of Health Express USA, Inc.

We have reviewed the accompanying consolidated balance sheet of Health Express USA, Inc. (the "Company") as of September 30, 2000, and the related consolidated statements of operations and cash flows for the nine month period then ended. These financial statements are the responsibility of the management of the Company.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 2000 financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Ahearn Jasco + Company, P.A.
----------------------------------
AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida
November 6, 2000

       PART 1: FINANCIAL INFORMATION

            Item 1: Financial Statements

                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
              September 30, 2000 (unaudited) and December 31, 1999

                                     ASSETS
                                     ------

                                                                            September 30,   December 31,
                                                                                2000           1999
                                                                             -----------    -----------
CURRENT ASSETS
     Cash and cash equivalents                                               $    71,941    $    70,553
     Inventory                                                                    19,946             --
     Prepaid expenses                                                              1,597          7,950
                                                                             -----------    -----------

     TOTAL CURRENT ASSETS                                                         93,484         78,503


PROPERTY AND EQUIPMENT, net                                                      327,652        256,243

DEPOSITS                                                                           5,156          4,350
                                                                             -----------    -----------


     TOTAL                                                                   $   426,292    $   339,096
                                                                             ===========    ===========


                                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                                        $    22,162    $    47,161
     Current portion of capital lease obligation                                   3,884          3,884
                                                                             -----------    -----------

     TOTAL CURRENT LIABILITIES                                                    26,046         51,045
                                                                             -----------    -----------


LONG TERM PORTION - Capital lease obligation                                      13,703         15,174
                                                                             -----------    -----------


STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value;10,000,000 shares authorized
zero shares issued and outstanding                                                    --             --
Common stock, $0.001 par value; 50,000,000 shares authorized
6,438,722 and 5,640,627 issued and outstanding at September 30, 2000
and December 31, 1999 respectively                                                 6,439          5,640
Additional paid-in capital                                                     5,656,324      4,955,484
Accumulated Deficit                                                           (5,276,220)    (4,688,247)
                                                                             -----------    -----------

     TOTAL STOCKHOLDERS' EQUITY                                                  386,543        272,877
                                                                             -----------    -----------

     TOTAL                                                                   $   426,292    $   339,096
                                                                             ===========    ===========


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                FOR THE PERIOD ENDED SEPTEMBER 30, 2000 AND 1999



                                                              Nine months       Three months        Nine months        Three months
                                                                Ended              Ended               Ended              Ended
                                                            Sept. 30,2000      Sept. 30,2000       Sept. 30,1999      Sept. 30,1999
                                                               -----------        -----------        -----------        -----------
REVENUES, net                                                  $   200,256        $   105,491        $        --        $        --

COST OF SALES                                                      103,555             51,491                 --                 --
                                                               -----------        -----------        -----------        -----------

GROSS PROFIT                                                        96,701             54,000                 --                 --
                                                               -----------        -----------        -----------        -----------

CONTROLLABLE EXPENSES
Labor                                                              131,507             68,102                 --                 --
Occupancy                                                           24,202              9,411                 --                 --
Marketing                                                           25,786             13,846                 --                 --
Repairs                                                              8,911              2,296                 --                 --
Other direct costs                                                  43,034             17,311                 --                 --
                                                               -----------        -----------        -----------        -----------
                                                                   233,440            110,966                 --                 --
                                                               -----------        -----------        -----------        -----------

OTHER EXPENSES
Compensation                                                       180,769             11,371             13,200                 --
Compensatory stock options                                          24,000             14,250          4,040,000                 --
Depreciation                                                        40,228             22,130                 --                 --
General and Administrative                                         206,237             49,096            219,279             77,241
                                                               -----------        -----------        -----------        -----------

                                                                                      451,234             96,847          4,272,479

TOTAL EXPENSES                                                     684,674            207,813          4,272,479             77,241
                                                               -----------        -----------        -----------        -----------

LOSS BEFORE PROVISION
FOR INCOME TAXES                                                  (587,973)          (153,813)        (4,272,479)           (77,241)

PROVISION FOR INCOME TAXES                                              --                 --                 --                 --
                                                               -----------        -----------        -----------        -----------

          NET LOSS                                             $  (587,973)       $  (153,813)       $(4,272,479)       $   (77,241)
                                                               ===========        ===========        ===========        ===========

LOSS PER COMMON SHARE:
Basic and diluted                                              $     (0.10)       $     (0.02)       $     (0.91)       $     (0.01)
                                                               ===========        ===========        ===========        ===========
Weighted average common shares outstanding                       6,125,463          6,437,710          4,709,030          5,278,381
                                                               ===========        ===========        ===========        ===========


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                FOR THE PERIOD ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                                Nine months          Nine months
                                                                                                   Ended                ended
                                                                                               Sept. 30, 2000       Sept. 30, 1999
                                                                                               --------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                                   $  (587,973)           $(4,272,479)
      Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation                                                                                 40,228                     --
         Common stock issued for services and prizes                                                  75,275                 13,200
         Issuance of stock options                                                                    24,000              4,040,000
         Changes in certain assets and liabilities
            Inventory, prepaid expenses and other                                                    (14,399)                (9,655)
            Accounts payable                                                                         (24,999)                10,706
                                                                                                 -----------            -----------

                  NET CASH USED IN OPERATING ACTIVITIES                                             (487,868)              (218,228)
                                                                                                 -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                                            (107,273)               (77,828)
                                                                                                                        -----------
                                                                                                                        -----------

                  NET CASH USED IN INVESTING ACTIVITIES                                             (107,273)               (77,828)
                                                                                                 -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payment on capital lease obligation                                                             (1,471)                    --
      Net proceeds from issuance of common stock                                                     598,000                442,680
                                                                                                 -----------            -----------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                                          596,529                442,680
                                                                                                 -----------            -----------

                  NET INCREASE IN CASH                                                                 1,388                146,624

CASH AND CASH EQUIVALENTS, Beginning of thBeginning of the period                                     70,553                 78,495
                                                                                                 -----------            -----------

CASH AND CASH EQUIVALENTS, End of the yearEnd of the period                                      $    71,941            $   225,119
                                                                                                 ===========            ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                                   $     2,688            $        --
                                                                                                 ===========            ===========
      Cash paid during the period for income taxes                                               $        --            $        --
                                                                                                 ===========            ===========




      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

                  During the period September 30, 2000 the Company acquired $ 4,363 of property and equipment in exchange for 1,745 shares of common stock, valued at $
                  2.5atp$r2.50rperwshare,nwhichorepresents the fair vaue of the equipment

                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no material subsequent events or material contingencies that require disclosure. The financial statements as of and for the periods ended September 30, 2000 and 1999 are unaudited. The financial statements for the period ended September 30, 2000 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and report of the accountant is included as part of this filing.

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

     The flagship restaurant began operations on April 10, 2000 and the revenues reported from the opening date to September 30, 2000 are revenues from restaurant operations. The consolidated loss from operations during this period of approximately $ 588,000 includes a loss incurred by the parent company, Health Express USA, Inc., of approximately $ 451,000 and a loss incurred by the subsidiary which operates the restaurant, Healthy Bites Grill, Inc., of approximately $ 137,000.

     Operations - Health Express USA, Inc.
     ------------------------------------

     The loss for the period ending September 30, 2000 of approximately $ 451,000 includes compensation paid to officers and directors of $ 84,000 in cash and $ 82,750 in stock and options (non-cash). Excluding depreciation expense of $ 40,228 and non-cash compensation of $ 15,000 for outside services, Health Express USA, Inc., incurred cash outlays for general, administrative, professional and advertising expenses of approximately $ 229,000. For the nine months ended September 30, 2000 an additional amount of $ 112,000 was expended toward the construction of the restaurant. These capital expenditures were incurred primarily during the first quarter of the current year and the restaurant began operations on April 10, 2000. Management does not expect additional material restaurant capital expenditures.

     General and administrative expenses for the nine months ended September 30, 2000 of approximately $ 229,000 is comparable to the same period of the prior year. However, for the third quarter, Health Express USA, Inc. is maintaining a lower level of general and administrative expenses compared to the first quarter of this year. This lower level of expenses was previously indicated in the Company's June 30, 2000 report.

     Operations - Healthy Bites Grill, Inc.
     -------------------------------------

     Restaurant operations have incurred a total loss of approximately $ 137,000 for the period of April 10, 2000, date of the opening, to September 30, 2000. The loss for the third quarter of approximately $ 57,000 represents an improvement to the second quarter loss of approximately $ 80,000. Management has began, toward the end of third quarter, to implement new restaurant operating procedures, in the areas of purchasing and labor, in order to bring profit margins in line with industry standard. Management believes that it has identified the problem areas that caused restaurant losses higher than anticipated.

     As a result of an intensive review of restaurant operations, Management has identified that the causes of higher than anticipated food and labor costs are menu driven. As a result, the menu has been streamlined and food preparation has been substantially reduced. These new procedures have been implemented without affecting the quality of food. Combined with an expected increase in sales, as a result of the start of the busy tourist season in South Florida, the Management expects that the fourth quarter results will show a substantial improvement in the bottom line of restaurant operations.

     Management is well cognizant that an efficient operation is a pre-requisite for franchise operations. The initial period of restaurant operations has given Management an understanding on how to operate the restaurant within the requirements and objectives set forth in its mission statement of providing healthy fast food. While the menu has undergone various changes, with related changes in purchasing and labor requirements, in the areas of preparation and service, the quality of the food has remained high.

     Customer satisfaction also remains high and average ticket price is above other fast food restaurants, supporting Management's initial belief that health conscious consumer is willing to pay a higher price for quality healthy food. As we enter the traditionally busy tourist season in South Florida, Management expects the results of the new restaurant operating procedures combined with an increased sales volume to be reflected in the Company's statement of operations for the fourth quarter.

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

PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K

     The following exhibit is included herein:

Exhibit  10 - Material Contracts. Health Express USA, Inc. entered into an employment agreement with its financial officer, Bruno Sartori. A copy of the contract is included herein.



Exhibit  27 - Financial Data Schedule Article 5 included for Electronic Data
              Gathering Analysis, and Retrieval (EDGAR) purposes only. This Schedule contains summary financial information extracted from the consolidated balance sheets and consolidated statements of operations of the Company as of and for the nine months ended September 30, 2000 and is qualified in its entirety by reference to such financial statements.

Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTH EXPRESS USA, INC.
                                          ------------------------
                                          (Registrant)


11/14/2000
--------------------------                ------------------------------
Date                                      Douglas Baker, President

11/14/2000                                /S/ Bruno Sartori
--------------------------                -------------------------------
Date                                      Bruno Sartori, Chief Financial Officer