Form 10KSB40
period 2000-12-31
HEALTH EXPRESS USA INC
filed 2001-04-02
CIK 1070050

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                    Commission File No.
December 31, 2000                                                       02-27569

                            HEALTH EXPRESS USA, INC.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)


           Florida                                        65-0847995
------------------------------                        -----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


                       275 Commercial Boulevard, Suite 260
                         Fort Lauderdale, Florida 33308
                     --------------------------------------
                    (Address of principal executive offices)

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

                                YES [X]       NO [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for its most recent fiscal year.     $ 284,471

     Based on the closing sale price on February 28, 2001 the aggregate market value of the voting common stock held by non-affiliates of the registrant is $2,403,587.

As of February 28, 2001 the Registrant had 6,603,656 shares of common stock outstanding

                     Form 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                                               Page
PART I
     Introductory Note                                                                         1
     Item 1.    Description of Business                                                        2
     Item 2.    Description of Property                                                        5
     Item 3.    Legal Proceedings                                                              5
     Item 4.    Submission of Matters to a Vote of Security Holders                            5

PART II
     Item 5.    Market for Common Equity and Related Stockholder Matter                        5
     Item 6.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                      7
     Item 7.    Financial Statements                                                          11
     Item 8.    Changes in and Disagreements with Accountants on Accounting and               11
                    Financial Disclosure.

PART III
     Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act                         12
     Item 10.  Executive Compensation                                                         14
     Item 11.  Security Ownership of Certain Beneficial Owners and Management                 16
     Item 12.  Certain Relationships and Related Transactions                                 17
     Item 13.  Exhibits and Reports on Form 8-K.                                              18

SIGNATURES

EXHIBITS

PART I

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

Item 1.  Description of Business.

Business Development

Health Express USA, Inc. ("Health Express" or the "Company"), was incorporated in Florida on July 2, 1998 to develop, construct and operate health and gourmet fast food restaurants. On April 10, 2000, the company began operations of its first restaurant in Fort Lauderdale, Florida. This flagship restaurant will serve as the model for future company owned restaurants and franchise operations, under the trade name "Healthy Bites Grill". The Company operates the restaurant through a wholly owned subsidiary, Healthy Bites Grill, Inc., incorporated in Florida on January 26, 1999. The restaurant offers eat-in, take out, delivery and drive-thru service.

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

Operations of Flagship Restaurant

 .
Location and Products

The Company began operations of its first restaurant on April 10, 2000. The restaurant is a free standing building on a corner lot adjacent to a major thoroughfare in Fort Lauderdale, Florida. This location is centrally located within a commercial, hospital and residential area of middle class to upscale neighborhoods and gives the Company an ideal testing ground to survey consumer appeal to a developing menu based on healthy and good tasting items. This menu is comprised, in part, by burgers, wraps and pockets, solo pizzas and salads. A juice bar offers smoothies, juices and power drinks. Burgers and wraps include the "Healthy Bites Veggie Burger", grilled turkey burger and chicken breast, buffalo and sirloin burgers, grilled tofu club, tuna filet, grilled portabella mushroom and various pocket sandwiches. All pizzas are made with homemade tomato sauce and served with soy cheese or mozzarella with a variety of fresh toppings. Salads are prepared daily with fresh greens and are served with a variety of signature dressings. Oven fries, vegetarian chili and pasta salads are included in the a la carte selection.

Services and Distribution

All foods are prepared in the on-site kitchen. Customers can choose to eat inside our restaurant, within very pleasant and clean surroundings, or order meals for take out or via our drive-thru facility. Delivery service is available during business lunch. A leased warehouse nearby serves for storage of nonfood items and restaurant equipment. Food products are delivered directly to the restaurant from the various suppliers on a regular basis. The Company, however, anticipates and is planning to lease a facility to develop as a commissary that will be used for distribution of those menu items that allow for pre-preparation and delivery to new restaurant locations, whether Company owned or franchised. The commissary will be used for preparation of the Company's signature product lines, including the "Hip Pockets", pasta salads and various other menu items. For both market and logistical purposes, the Company expects to add additional restaurants within the South Florida area.

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

Sources and Availability of Products and Supplies

The Company has selected to carry and use several products with national brand name recognition which consumers already identify with as high quality products in the health food industry. The products include meal supplements such as Met-Rx protein shakes, Myoplex protein shakes, and numerous other recognized nutrition bars and supplements.

Food distributors include Alliant for bulk service ingredients, Green Garden for greens and sprouts, Spiegel for buffalo and sirloin meats and Elite for various produce. The Company does not have contracts with the above suppliers but has established wholesale purchase agreements for bulk purchases, as is industry practice. Management believes that there are ample additional sources of supplies should one of the above vendors be unable to serve our restaurants.

Trademarks

The Company has filed a federal registration for the trademark name " Healthy Bites Grill" for use by all future restaurant locations, whether Company owned or franchised, and has received approval and ownership from the U.S. Patent and Trademark Office for its use on October 4, 2000. Confidentiality agreements will be required from all production personnel on the Healthy Bites Grill recipes.

Governmental Approvals

There are no federal guidelines that regulated the construction of the restaurant. The Company received all appropriate permits and licensing for the site development from the City of Oakland Park, Florida, including environmental issues.

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

Upon completion of all inspections required for construction of the restaurant, the City of Oakland Park, Florida issued an occupational license and the State of Florida issued a Business Regulations License. After opening, the restaurant is inspected every four months by the State for compliance with health and sanitation codes. Fire codes are inspected by the local fire marshal. The Company does not foresee any additional material costs associated with government regulations or compliance thereof at the present time.

Consumer Research

The Company is conducting internally generated surveys through the use of consumer response cards collected at the restaurant where they are available at the counter for voluntary use by customers. The responses generated by these cards provide management with valuable information concerning consumer preferences and demands. The Company is then able to make menu changes to keep pace with these preferences.

Facilities and Employees

The Company leases corporate headquarters in Fort Lauderdale, Florida for management, accounting and administrative services. A warehouse facility near the restaurant serves for storage of non-food items and equipment. The restaurant is on a leased property located approximately two miles from the corporate office.

There are currently 4 employees at the corporate level and approximately 14 employees that work at our restaurant location. None of the present employees are represented by a labor union and it is anticipated that no future employees will be union represented. The Company considers its employee relations to be good.

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

Item 2.  Description of Property.

The Company leases approximately 1,000 square feet for its corporate headquarters in Fort Lauderdale, Florida. The lease is on a month to month basis with monthly rent of $525.

The restaurant is on a leased property located two miles from the headquarters at 1538 E. Commercial Blvd., Fort Lauderdale. On January 25, 1999 the Company entered into a five-year lease for this property with three renewal options of three years each. Monthly payments are $3,250 with yearly increases. The existing structure comprised of 3,129 square feet has been renovated and improved to serve as the Company's flagship restaurant operation. It is located on a major east-west thoroughfare in the northeast section of the city. The location is adjacent to or near sprawling businesses, medical centers and hospitals. The restaurant is easily accessible by several major streets including Interstate 95 and US 1. There is Gold's Gym directly across the street from the restaurant and a new Bally's fitness center recently opened within a mile. The northeast section of Fort Lauderdale contains several middle class and upper class neighborhoods with waterfront homes and three major high schools. Commercial Boulevard is also used for access to the intracoastal and the beaches, which attracts visitors and residents year-round for recreation and shopping.

Item 3.  Legal Proceedings.

The Company is not involved, nor has been involved in any legal proceedings since its inception.

Item 4.  Submission of Matter to a Vote of Security Holders.

On June 6, 2000 the Company held its annual meeting of shareholders in order to elect the Board of Directors and ratify the selection of Ahearn Jasco & Company as independent auditors.

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

                                                     Bid Prices
                                                     ----------
1999                                             High          Low
----                                             ----          ---

First Quarter                                    1.59         0.13
Second Quarter                                   1.72         0.75
Third Quarter                                    3.75         1.31
Fourth Quarter                                   2.00         1.00

2000
----

First Quarter                                    3.75         2.13
Second Quarter                                   3.00         1.13
Third Quarter                                    1.69          .75
Fourth Quarter                                   1.75          .75

2001
----

First Quarter through
February 28, 2001                                1.22          .75


The Company presently is authorized to issue 50,000,000 shares of Common Stock with $0.001 par value. As of February 28, 2001 there were 50 holders of record of the Company's common stock and 6,603,656 shares issued and outstanding.

The Company is authorized to issue 10,000,000 shares of $0.01 par value preferred stock, none of which is outstanding. The preferred stock, which is commonly known as "blank check preferred", may be issued by the Board of Directors with rights, designations, preferences and other terms, as may be determined by the Directors in their sole discretion, at the time of issuance.

Dividends

The Company has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, the Company's operations, its capital requirements, and its overall financial condition.

Changes in Securities

During the year ended December 31, 2000 the Company sold securities without registering the securities under the Securities Act.

                                          No. of
(1)     Date          Title               Shares       Price      Proceeds
        ----          -----               ------       -----      --------
     3/25/2000    Common Stock            80,500       $1.50      $ 120,750
     3/31/2000    Common Stock            40,000       $1.50      $  60,000

The Securities were sold to accredited individuals under Rule 506 of Regulation
D. Total offering price $195,000, representing 130,000 shares at $1.50.

                                          No. of
(2)     Date          Title               Shares       Price      Proceeds
        ----          -----               ------       -----      --------
      6/13/2000    Common Stock           300,000      $1.00      $ 300,000

The Securities were sold to accredited individuals under Rule 506 of Regulation
D. Total offering price $300,000, representing 300,000 shares at $1.00.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The Company reported a consolidated loss of $741,607 or $(0.12) per basic and diluted common shares for the year ended December 31, 2000, compared to a loss of $4,682,957 or $(0.95) per basic and diluted common shares for year ended December 31, 1999. Because the restaurant was not completed until April 10, 2000, the Company did not report any revenues for fiscal year 1999. The loss for fiscal year 1999 is comprised of non-restaurant expenses incurred by the parent company, Health Express USA, Inc. and disclosed in the Consolidated Statement of Operations under the heading "Other Expenses", which include compensation, compensatory stock options and general and administrative expenses. Beginning in fiscal year 2000 the restaurant began operating through the wholly owned subsidiary of the Company, Healthy Bites Grill, Inc. and reports restaurant revenues, cost of sales, and restaurant expenses (disclosed in the Consolidated Statement of Operation under the heading "Controllable and Other Restaurant expenses") separately from Other Expenses incurred by the parent company.

For fiscal year 2000 the Company reported restaurant revenues of $284,471 cost of sales of $144,210 and controllable and other restaurant expenses of $391,168. Total loss from restaurant operations is $250,907. The Company reported other expenses of $490,700 for fiscal year 2000 for a total net loss for the year of $741,607 compared to a net loss of $4,682,957 (representing Other Expenses) for fiscal year 1999. The decrease in other expenses of $4,192,257 is attributed to the following: an increase in cash compensation of $105,461 ($94,352 incurred in 1999 as compared to $199,813 incurred in 2000), a decrease in compensatory stock option compensation of $4,322,712 ($4,359,817 incurred in 1999 as compared to $37,105 incurred in 2000) and an increase in general and administrative expenses of $24,994 ($228,788 in 1999 as compared to $253,782 in 2000).

 The decrease in other expenses for fiscal year 2000, as compared to fiscal year 1999, is attributable primarily to a decrease in compensatory stock options to officers and directors which, at date of grant in 1999, were accounted for at their estimated fair value per accounting standard SFAS 123. The increase in cash compensation from fiscal year 1999 to fiscal year 2000 of approximately $105,000 is due primarily to increased compensation for management and consulting services paid to officers and employees of the Company. The increase in the same periods of approximately $25,000 in general and administrative expenses represents principally increases in promotion and advertising.

Restaurant Operations

Restaurant sales as reported quarterly were as follows: $94,765 for the second quarter, representing the period from April 10, 2000 to June 30, 2000, $105,491 for the quarter ending September 30, 2000 and $84,215 for the quarter ending December 31, 2000.

During this first period of operations, from April 10, 2000 to December 31, 2000 the Company underwent a phase of testing and development of the restaurant concept of providing healthy fast food at a reasonable price with reasonable profit margins. During this period, therefore, the restaurant experienced several changes, including menu items, changes in vendors and changes in employees and staffing levels. As a result, during the year 2000, sales have been inconsistent and food and labor costs higher than industry average. During the current year, the restaurant is beginning to experience positive results to the various changes implemented. Since November of 2000 daily sales averages have been steadily increasing as follows:

Daily Sales Average:

Month                                      Daily Sales Average
-----                                      -------------------
Nov.   2000                                     $     977
Dec.   2000                                         1,044
Jan.   2001                                         1,184
Feb.   2001                                         1,315
Mar.   2001 (3-1 to 3-28)                           1,481

The areas of food and labor costs have been a concern to the Company, since they have been in excess of both budgeted amounts and industry standards. Food costs have been initially high in order to maintain the Company's high standards of food quality. Food items have also been initially priced with a low margin in order to build a customer base. Food costs have been reduced by identifying lower cost vendors. Another factor contributing to high food cost is item pricing. The Company believes its prices are low in relation to quality, food costs and consumer expectation and that its consumer base now will accept a higher menu item price. The Company expects to raise various menu items prices in March of the current year. Labor cost was initially higher than industry standard, in part because of high food preparation time required. During the last quarter of 2000, however, labor costs has been declining as a result of more efficient restaurant operations. Nevertheless, until sales increase, labor cost will remain higher than industry average. In spite of decreased sales during the last quarter of 2000, as compared to previous periods, improved restaurant operations have resulted in a continual improvement in the gross margin (defined as sales less cost of sales and payroll costs) as follows

                                                        (Loss)
Quarter                                              Gross Margin
-------                                              ------------
Second  (4/10/2000 to 6/30/2000)                     $(20,704)
Third                                                 (14,102)
Fourth                                                 (8,415)

The Company expects that continued improvements in restaurant operations will result in increased sales and higher profit margins.

Liquidity and Capital Resources

Cash used for operating activities was $549,516 for the year ended December 31, 2000 compared to $262,137 for the comparable period in 1999. The increase in cash used is due primarily to losses incurred by restaurant operations.

Cash used for investing activities was $109,984 for year ended December 31, 2000 compared to $239,871 for 1999. Investing activities represent principally restaurant construction costs and most of these costs have been incurred during 1999.

Cash provided by financing activities was $598,117 during fiscal year 2000 compared to $494,066 during the same period in 1999. This increase was primarily due to higher proceeds from sales of equity securities.

The Company has incurred losses since its inception, and it continues to require additional capital to fund restaurants operations. The Company also needs additional capital for development of a franchise program and for expansion through other Company owned restaurants.

To raise additional funds the Company may seek additional financing through the sale of its debt and/or securities. Toward this end the Company extended the expiration date of the remaining outstanding warrants to June 20, 2001. The Company's directors also may provide additional funds by exercising their stock options. If all of 1,250,400 outstanding warrants and 3,595,500 options held by the directors are exercised, at an exercise price of $0.35, the Company will receive $437,640 and $1,258,425, respectively. It may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines or loans from the Company' officers. However, no assurances can be given that the Company will be able to meet its needs through the sale of securities or otherwise. Further, the availability of any future financing may not be on terms that are satisfactory to the Company.

Preparation of Franchise Circulars and Agreements

A key element for the expansion, growth and profitability of the Company is to enter into franchise agreements with potential and qualified franchisees to open and operate restaurants under the "Healthy Bites Grill" name. The Company has engaged a franchise attorney for the preparation of franchise circulars and agreements. The Company is also preparing, internally, the required restaurant operational manuals for use by future franchisees. The Company will be looking in the current year for a franchise-consulting firm to handle all aspects of marketing and franchise sales.

Franchising Efforts

Management is conscious that franchising the Company's restaurant operations is dependent on the success and profitability of their flagship restaurant. Therefore, while management's attention is focused on restaurant operations, franchising efforts have been devoted primarily to direct mail marketing and telephone interviews conducted with interested parties who have already inquired in regards to franchise opportunities. As a result, the Company has compiled a data base list of numerous potential franchisees. It is anticipated that initial franchises will be issued to qualified parties in the South Florida area.

Management has not yet priced a franchise package, but is expected to include an initial franchise fee and royalties paid to the Company based on a percentage of sales. It is management's current plan to operate additional Company owned restaurants in South Florida and the Company also expects that franchises to be available in the fall of 2001. The Company will not finance franchise operations.

A commissary for production and delivery of the Company's signature products will compliment this expansion phase. The Company plans to grow conservatively and cautiously during its initial growing phase. However, there are no assurances that the Company will be able to franchise its restaurant operations at the anticipated level or at all.

From time to time, the Company may evaluate potential acquisitions involving complementary businesses, content, products or technologies. The Company has no present agreements or understanding with respect to any such acquisition. The Company's future capital requirements will depend on many factors, including growth of the Company's restaurants business, the success of its franchising operations, economic conditions and other factors including the results of future operations.

Current Accounting Issues
SFAS No. 133 and No. 138

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. The Company has not identified any derivative instruments, embedded or otherwise, within its contacts and agreements, and the Company does not engage in any hedging activities. Therefore, the adoption of this accounting standard will have no impact on the Company's financial statements

Item 7.  Financial Statements

The consolidated financial statements of the Company required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements and financial statements schedules.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

There were no changes in or disagreements with accountants on Accounting and Financial Disclosure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

As of February 28, 2001 the Directors and Executive Officers of the Company, their age, positions in the Company, the dates of their initial election or appointment as Directors or Executive Officers, and the expiration of the terms are as follows:


Name of Director/
Executive Officer         Age      Position                       Period Served
-----------------         ---      --------                       -------------
Douglas Baker             38      Director, President and        July 2, 1998
                                  Chief Executive Officer           to date

Marco D'Alonzo            35      Director, Secretary and        July 2, 1998
                                  Chief Operating Officer           to date

Edward Meyer              43      Director, Audit Committee      June 6, 2000
                                  Member                            to date

Bruno Sartori             45      Chief Financial Officer       January 4, 2000
                                                                    to date  (a)

------------------------------------------------------------------------------
(a)      Under employment agreement expiring August 31, 2002

There are no family relationships between the directors, executive officers or any other person who may be selected as a director or executive officer of the Company. None of the Company's directors or executive officers is a director of any company that files reports with the Securities and Exchange Commission. None of the Company's Directors have been involved in legal proceedings.

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

Edward Meyer

Mr. Meyer, 43, is a Certified Public Accountant and is currently the controller for US Pools, a Florida based pool service corporation. Mr. Meyer has served as controller for other major Florida private companies since 1988. Mr. Meyer worked 5 years in public accounting and was a tax supervisor with Arthur Young & Co. in 1987.





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

Item 10.  Executive Compensation.


The following table sets forth, for the calendar year ended December 31, 2000, 1999 and for the period ended December 31, 1998 certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose aggregate annual salary and bonus for calendar 2000 exceeds $100,000, (the "Named Executive Officers"), with respect to services rendered by such persons to the Company and its subsidiaries.

None of the Company's executive officers earned more than $100,000 during the years ended December 31, 2000 and 1999 and for the period ended December 31, 1998.

                           Summary Compensation Table

                                          -Annual Compensation-                        -Long Term Compensation-

                                                                   Other           Restricted           Under-          Other
Name and                                                          Compen-            Stock              lying          Compen-
Principal Position              Year      Salary     Bonus         sation            Awards            Options          sation
-----------------               ----      ------     -----        -------           -------            -------         -------

Douglas Baker, CEO              2000       none      none         $19,129            none               none            none
and President                   1999       none      none          10,332            none            2,000,000          none
                                1998       none      none           none             none               none            none


Marco D'Alonzo, COO             2000       none      none         $15,918            none               none            none
and Secretary                   1999       none      none          11,624            none            2,000,000          none
                                1998       none      none           none             none               none            none

Bruno Sartori, CFO              2000       none      none         $38,025          $55,250             150,000          none


David Maltrotti, Executive(a)   2000       none      none         $ 7,050          $12,500              none            none
Vice President                  1999       none      none          22,180           12,000             200,000          none
                                1998       none      none           none             none               none            none


(a) Mr. David Maltrotti services with the Company terminated effective June 30, 2000. The options to Purchase 200,000 shares of the Company common stock were canceled as of the date of termination.

Option Grants

     The following table contains information concerning the stock option grants to each of the Named Executive Officers for the calendar year ended December 31, 2000 and 1999. No stock appreciation rights were granted to these individuals during such year.

                                              Individual Grants
                                              -----------------
                                  Number of
                                  Securities        % of Total
                                  Underlying     Options Granted     Exercise
                                    Options        to Employees in     Price        Expiration
           Name                     Granted         Calendar Year    ($/Sh)(1)        Date
  -------------------             ---------      -----------------   ---------      -----------
Douglas Baker                    2,000,000             47.62           $ 0.35          (2)
Marco D'Alonzo                   2,000,000             47.62           $ 0.35          (2)
Bruno Sartori                      150,000             65.22           $ 1.31          (3)
-----------------------------------------------------------------------------------------------

(1)    The exercise price is to be paid in cash
(2) The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options;(ii) he is no longer employed by the Company; and (iii) the expiration of ten years from the date of grant.
(3) The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options: (ii) he is no longer employed by the Company; and (iii) the expiration of the two years and three months from the date of the grant

 Calendar Year-End Option Values

     The following table sets forth information regarding each exercise of stock options and the value realized and the number and values of unexercised options held by each of the Named Executive Officers as of December 31, 2000.

                                                                         Number of                      Value of
                                                                     Securities Underlying            Unexercised
                                                                         Unexercised                  In-the-Money
                          Shares Acquired                            Options at 12/31/00           Options at 12/31/00
        Name               on Exercise           Value Realized    Exercisable/Unexercisable    Exercisable/Unexercisable
  ----------------        ---------------        --------------    -------------------------    --------------------------
Douglas Baker               156,500                 $54,775        1,843,500       -0-       (1)  $737,400      -0-
Marco D'Alonzo              248,000                 $86,800        1,752,000       -0-       (1)  $700,800      -0-
Bruno Sartori                none                                    150,000       -0-       (2)    -0-         -0-
--------------------------------------------------------------------------------------------------------------------------

(1) Equal to the fair market value of securities underlying the option at the fiscal year end ($0.75) minus the exercise price ($0.35) payable for those securities.

(2) No value is recognized on outstanding options exercisable at 12/31/2000 because the value of the underlying securities $0.75 per share of common stock is greater than the exercise price for those securities ($1.31)

     The Company has not entered into any Long-Term Incentive Plan Awards since inception.

Compensation of Directors

     The Company has not compensated its Directors since inception and no plan for compensation has been established.

Employment Agreements

     On February 3, 1999 the Company entered into an employment agreement with Mr. David Maltrotti to serve as Executive Vice President. The agreement was for a period of three years expiring January 3, 2002. Mr. Maltrotti received 10,000 restricted shares of the Company's common stock upon the execution of the agreement and additional 10,000 shares during the year ended December 31, 2000. The agreement also granted Mr. Maltrotti an option to buy 200,000 of the Company's common stock. The agreement was terminated on June 30, 2000 and the option grant was cancelled and voided.

     On May 30, 2000 the Company entered into an employment agreement with Mr. Bruno Sartori to serve as Chief Financial Officer. The agreement is for a period of two years and three months expiring August 31, 2002. The agreement calls for the Company to compensate Mr. Sartori for his services a total of 35,000 shares for the first year employment. The agreement also grants Mr. Sartori option to buy 150,000 shares of the Company's common stock, as described in Item 12 below.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.


     The following table sets forth information with respect of the beneficial ownership as of February 28, 2001 for any person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock

                       Name and Address of            Amount and Nature of          Percentage
Title of Class         Beneficial Owner               Beneficial Ownership          of Class (3)
--------------         ----------------               --------------------          ------------
Common                 Douglas Baker                     4,035,820 (1)                 39.02
                       5206 NW 28 St.
                       Margate, Fl. 33063


Common                 Marco D'Alonzo                    3,737,368 (1)                 36.14
                       3557 Dunes Vista Dr.
                       Pompano Beach, Fl. 33069

Common                 Bruno Sartori                       315,000 (2)                  3.05
                       231 Marine Court, #2
                       Lauderdale b/t Sea, Fl. 33308



All Officers and Directors
as a group, (3) persons                                  8,088,188
----------------------------------------------------------------------------------------------


(1) Mr. D'Alonzo and Mr. Baker have options to purchase 1,752,000 and 1,843,500 shares respectively, of common stock at an exercise price of $ 0.35 per share. The options are exercisable for a period of ten years from June 15, 1999 and are included in the calculation of ownership in accordance with Rule 13(d) of the Securities Act

(2) Mr. Sartori has options to purchase 142,366 shares currently exercisable, which are included in the calculation of ownership.

(3) All percentages are calculated based upon 6,603,656 shares issued and outstanding and 3,595,500 presently exercisable by Messrs. D'Alonzo and Mr. Baker and 142,366 shares exercisable by Mr. Sartori.

Item 12.  Certain Relationships and Related Transactions.

     During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a directors, officer or beneficial owner of 5% or more of the Company's Common Stock, except as disclosed in the following paragraphs:

     On June 14, 1999 the Company's Board of Directors granted options to each Mr. D'Alonzo and Mr. Baker to purchase 2,000,000 shares of common stock at a purchase price of $0.35 per share. The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options;(ii) he is no longer employed by the Company; and (iii) the expiration of ten years from the date of grant. As of February 28, 2001 Mr. D'Alonzo has exercised 248,000 of his options and Mr. Baker has exercised 156,500 of his options.

     Mr. Bruno Sartori, Chief Financial Officer, is employed under a two year and three months employment agreement entered into on May 30, 2000. He was compensated a total of 35,000 shares of the Company's Common Stock (restricted) for the year 2000. The agreement also grants Mr. Sartori options to acquire 150,000 shares of the Company's common stock at a purchase price of $1.31 per share. The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options: (ii) he is no longer employed by the Company; and (iii) the expiration of two year and three months from the date of the grant

PART IV

Item 13. Exhibits, Financial Statements and reports on Form 8-K.

   (a)     Documents filed as part of this report:

           See Index to Consolidated Financial Statements attached, which are filed as part of this report.

   (b) No reports on Form 8-K have been filed during the fourth quarter of its fiscal year by the Company.

   (c)     Exhibits

Exhibit No.
----------
   (2)     Articles of Incorporation, as amended  (1)

   (3)ii   By-laws  (1)

   (10)a   Lease between Health Express USA, Inc. and Saul Strachman  (1)

   (10)b Material Contracts. Health Express USA, Inc. entered into an employment agreement with its financial officer, Bruno Sartori. (2)

   (16)    Letter of Change of Certifying Accountant  (3)


   (27)    Financial Date Schedule is filed herein.
    --------------------------------------------------------------------------

(1) previously filed as exhibit to Form 10-SB on October 6, 1999 and incorporated herein by such reference

(2) previously filed as exhibit to Form 10-QSB on November 14, 2000 and incorporated herein by such reference

(3) previously filed as exhibit to Form 10-SB on December 1, 1999 and incorporated herein by such reference.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         HEALTH EXPRESS USA, INC.
March 29, 2001



                                     By       /s/ Douglas Baker
                                        ----------------------------------------
                                              Douglas Baker, President

                                     By       /s/ Bruno Sartori
                                        ----------------------------------------
                                         Bruno Sartori, Chief Financial Officer

                                TABLE OF CONTENTS

INDEPENDENT AUDITORS'REPORT                                            F-1
--------------------------

CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

         Consolidated Balance Sheets                                   F-2

         Consolidated Statements of Operations                         F-3

         Consolidated Statements of Stockholders' Equity               F-4

         Consolidated Statements of Cash Flows                         F-5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     F-6 to F-14
------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors of
Health Express USA, Inc.

We have audited the accompanying consolidated balance sheets of Health Express USA, Inc. and its subsidiary (collectively, the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Express USA, Inc. and its subsidiary as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

                                             /s/ Ahearn, Jasco + Company, P.A.
                                             -----------------------------------
                                             AHEARN, JASCO + COMPANY, P.A.
                                             Certified Public Accountants


Pompano Beach, Florida
February 16, 2001

                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

                                     ASSETS
                                     ------

                                                                                   2000              1999
                                                                                -----------       -----------
CURRENT ASSETS
     Cash and cash equivalents                                                  $     9,170       $    70,553
     Inventory                                                                       19,598                --
     Prepaid expenses                                                                    --             7,950
                                                                                -----------       -----------
     TOTAL CURRENT ASSETS                                                            28,768            78,503

PROPERTY AND EQUIPMENT, net                                                         314,000           256,243

DEPOSITS                                                                              4,861             4,350
                                                                                -----------       -----------

     TOTAL                                                                      $   347,629       $   339,096
                                                                                ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
     Accounts payable                                                           $    61,387       $    47,161
     Current portion of capital lease obligation                                      6,973             3,884
                                                                                -----------       -----------

     TOTAL CURRENT LIABILITIES                                                       68,360            51,045
                                                                                -----------       -----------


LONG TERM PORTION - Capital lease obligation                                         15,226            15,174
                                                                                -----------       -----------


STOCKHOLDERS ' EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized
zero shares issued and outstanding                                                       --                --
Common stock, $0.001 par value; 50,000,000 shares authorized
6,467,722 and 5,640,627 issued and outstanding at December 31, 2000
and December 31, 1999 respectively                                                    6,468             5,640
Additional paid-in capital                                                        5,687,429         4,955,484
Accumulated Deficit                                                              (5,429,854)       (4,688,247)
                                                                                -----------       -----------

     TOTAL STOCKHOLDERS' EQUITY                                                     264,043           272,877
                                                                                -----------       -----------

     TOTAL                                                                      $   347,629       $   339,096
                                                                                ===========       ===========


           See accompanying notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                    2000             1999
                                                -----------       -----------
REVENUES, net                                   $   284,471       $        --

COST OF SALES                                       144,210                --
                                                -----------       -----------

GROSS PROFIT                                        140,261                --
                                                -----------       -----------

CONTROLLABLE AND OTHER
RESTAURANT EXPENSES
Labor                                               183,482                --
Occupancy                                            39,276                --
Marketing                                            32,481                --
Repairs                                              11,357                --
Depreciation                                         62,358                --
Other direct costs                                   62,214                --
                                                -----------       -----------

                                                    391,168                --
                                                -----------       -----------

OTHER EXPENSES
Compensation                                        199,813            94,352
Compensatory stock options                           37,105         4,359,817
General and Administrative                          253,782           228,788
                                                -----------       -----------

                                                    490,700         4,682,957
                                                -----------       -----------

TOTAL EXPENSES                                      881,868         4,682,957
                                                -----------       -----------

LOSS BEFORE PROVISION
FOR INCOME TAXES                                   (741,607)       (4,682,957)

PROVISION FOR INCOME TAXES                               --                --
                                                -----------       -----------

          NET LOSS                              $  (741,607)      $(4,682,957)
                                                ===========       ===========




LOSS PER COMMON SHARE:
Basic and diluted                               $     (0.12)      $     (0.95)
                                                ===========       ===========
Weighted average common shares outstanding        6,207,157         4,905,673
                                                ===========       ===========




           See accompanying notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                             Common Stock
                                                     ---------------------------     Additional
                                                        Shares          at Par         Paid-In        Accumulated
                                                       Issued           Value          Capital          Deficit           Total
                                                     -----------     -----------     -----------     -----------      -----------

STOCKHOLDERS' EQUITY, December 31, 1998                4,311,000     $     4,311     $    75,474     ($    5,290)     $    74,495

Issuance of 116,333 shares of unrestricted
stock at $0.70 per share - exercise of warrants          116,333             116          81,317              --           81,433

Issuance of 878,134 shares of restricted
stock at $0.35 per share - exercise of warrants          878,134             878         306,469              --          307,347

Issuance of 317,000 of restricted stock
at $0.35 - exercise of options                           317,000             317         110,633              --          110,950

Issuance of 14,900 shares of restricted stock at
$1.2 per share - compensation and equipment               18,160              18          21,774              --           21,792

Additional paid in capital for stock options                  --              --       4,359,817              --        4,359,817

Net loss for the year ended December 31, 1999                 --              --              --      (4,682,957)      (4,682,957)
                                                     -----------     -----------     -----------     -----------      -----------

STOCKHOLDERS' EQUITY, December 31, 1999                5,640,627           5,640       4,955,484      (4,688,247)         272,877

Issuance of 120,500 shares of restricted stock
at $1.50 - private offering                              120,500             121         180,629              --          180,750

Issuance of 300,000 shares of restricted stock
at $1.00 - private offering                              300,000             300         299,700              --          300,000

Issuance of 87,500 shares of restricted stock
at $0.35 - exercise of options                            87,500              88          30,537              --           30,625

Issuance of 256,800 shares of restricted stock
at $0.35 - exercise of warrants                          256,800             257          89,623              --           89,880

Issuance of 62,295 shares of restricted
stock for compensation and prizes                         62,295              62          94,351              --           94,413

Additional paid in capital for stock options                  --              --          37,105              --           37,105

Net loss for the year ended December 31, 2000                 --              --              --        (741,607)        (741,607)
                                                     -----------     -----------     -----------     -----------      -----------

STOCKHOLDERS' EQUITY, December 31, 2000                6,467,722     $     6,468     $ 5,687,429     ($5,429,854)     $   264,043
                                                     ===========     ===========     ===========     ===========      ===========




           See accompanying notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                             2000              1999
                                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                            $  (741,607)      $(4,682,957)
      Adjustments to reconcile net loss to net cash used in
      operating activities
         Depreciation                                                          62,358                --
         Common stock issued for services and prizes                           90,050            21,792
         Issuance of stock options                                             37,105         4,359,817
         Changes in certain assets and liabilities
             Inventory, prepaid expenses and other assets                     (11,648)           (7,950)
            Accounts payable                                                   14,226            47,161
                                                                          -----------       -----------

                  NET CASH USED IN OPERATING ACTIVITIES                      (549,516)         (262,137)
                                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                     (109,473)         (235,521)
      Changes in other assets                                                    (511)           (4,350)
                                                                          -----------       -----------

                  NET CASH USED IN INVESTING ACTIVITIES                      (109,984)         (239,871)
                                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      (Repayments) borrowings - shareholders and related parties                   --            (4,000)
      Payments on capital lease obligation                                     (3,138)           (1,664)
      Net proceeds from issuance of common stock                              601,255           499,730
                                                                          -----------       -----------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES                   598,117           494,066
                                                                          -----------       -----------

                  NET DECREASE IN CASH AND CASH EQUIVALENTS                   (61,383)           (7,942)

CASH AND CASH EQUIVALENTS, Beginning of the year                               70,553            78,495
                                                                          -----------       -----------

CASH AND CASH EQUIVALENTS, End of the year                                $     9,170       $    70,553
                                                                          ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                            $     4,023       $        --
                                                                          ===========       ===========
      Cash paid during the period for income taxes                        $        --       $        --
                                                                          ===========       ===========


      SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

         During the year ended December 31, 2000 and December 31, 1999 the Company entered into capital leases for $6,279 and $20,722, respectively, for restaurant equipment

         During the year ended December 31, 2000 the Company acquired $4,363 of property and equipment in exchange for 1,745 shares of common stock, valued at $2.50 per share, which represents the fair value of the equipment

           See accompanying notes to consolidated financial statements

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


General
-------
Health Express USA, Inc. was incorporated in the State of Florida on July 2, 1998. Healthy Bites Grill, Inc., which was incorporated on January 26, 1999, is its wholly owned subsidiary. The consolidated financial statements are presented following the elimination of any inter-company balances and transactions. Health Express USA, Inc. and its subsidiary are collectively referred to herein as the "Company". The Company is engaged in operating a gourmet, fast-food health and nutrition restaurant, which began operation on April 10, 2000. Revenue is recognized at the time of sale. All sales are for cash and as a result there are no receivable. The Company plans to expand through franchising and company owned restaurants. The financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles.

Going Concern Considerations
----------------------------
The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $741,607 and $4,682,957 for the years ended December 31, 2000 and 1999, respectively, and has an accumulated deficit of $5,429,854 at December 31, 2000. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected

Use of Estimates
----------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Inventory
---------
Inventory consisting of food, beverages, and supplies is carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory of paper products held by supplier in storage is stated at cost on a specific identification basis.

Property and Equipment
----------------------
Property and equipment are recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to five years. Expenditures for routine maintenance and repairs are charged to expense as incurred.

Advertising
-----------
The Company expenses advertising costs to operations in the year incurred. Advertising expense was $66,855 and $57,091 for the years ended December 31, 2000 and 1999, respectively.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

Income Taxes
------------
The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carry forwards, and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax rates when such changes occur.

Net Loss per Share
------------------
The company follows the provisions of SFAS No. 128, "Earnings per Share," which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for convertible securities and the treasury stock method for options and warrants.

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

Fair Value of Financial Instruments
-----------------------------------
Cash and accounts payable are reported in the financial statements at cost, which approximates fair value due to the short-term maturity of those instruments. The fair values of the Company's capital lease obligations are the same as the reported amounts because rates and terms approximate current market conditions.

Statement of Comprehensive Income
---------------------------------
In accordance with SFAS No. 130, "Reporting Comprehensive Income", the Company is required to report its comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under generally accepted accounting principles are included in comprehensive income but are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders' equity. A statement of comprehensive income is not presented since the Company has no items of other comprehensive income. Comprehensive income is the same as net income for the periods presented herein.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

Recent Accounting Pronouncements
--------------------------------
In June 1998, the FASB issues FASB No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed to fiscal years beginning after June 15, 2000 via the issuance of SFAS No. 137. The Company must adopt this standard for its fiscal year beginning January 1, 2001. The Company does not expect the adoption of this standard to have any impact on results of operations, financial position and cash flows.

Classification
--------------
Certain 1999 amounts have been reclassified to conform to the presentation used for the 2000 financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------
Property and equipment consists of the following at December 31, 2000 and 1999:

                                                         2000         1999
         Construction costs and leasehold
         improvements                                $  277,585     $  183,750
         Restaurant equipment                            96,471         62,993
         Office equipment                                 2,302          9,500
         Total cost                                     376,358        256,243
         Less: Accumulated Depreciation                  62,358             --
                                                      ---------     ----------
          Property and equipment, net                $ 314,000      $  256,243
                                                     ========       =========

Depreciation expense (including amortization of leases) totaled $ 62,358 for the year ended December 31, 2000. No depreciation and amortization were recorded in prior years since the restaurant did not begin operations until April of 2000. During 2000 and 1999 the Company acquired $ 6,279 and $ 20,722 of equipment under capital leases, respectively.

NOTE 3 - CAPITAL LEASE OBLIGATIONS
----------------------------------
The Company acquired certain restaurant equipment under the provisions of various long-term leases and has capitalized the minimum lease payments. The leases are for three-year terms beginning in 2000 and terminating in 2003. As of December 31, 2000 and 1999 the leased property has a recorded cost of $27,001 and $20,722, respectively. Depreciation expense in the amount of $4,893 has been charged to operations in the year ended December 31, 2000. No depreciation was recorded in prior years.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

NOTE 3 - CAPITAL LEASE OBLIGATIONS (continued)
----------------------------------

Future minimum lease payments under the capital leases and the net present value of the future minimum lease payments subsequent to December 31, 2000 are as follows:

            Future minimum lease payments (net of deposit)             $32,419
            Amount representing interest                                10,220
                                                                       -------
                     Present value of minimum lease payments            22,199
            Less:  Current portion                                      (6,973)
                                                                       -------
            Long-term capital lease obligation                         $15,226
                                                                       =======

Future annual minimum Lease payments subsequent to December 31, 2000 are as follows:

            Year Ending December 31,
                     2001                                              $ 6,973
                     2002                                                9,532
                     2003                                                5,694
                     ----                                              -------
                                                                       $22,199
                                                                       =======
NOTE 4 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------
On June 10, 1999, the shareholders and directors voted to amend the Company's articles of incorporation to create a class of preferred stock comprised of 10,000,000 shares with a par value of $0.01. The preferred stock may be issued from time to time in one or more series and with such designations, rights, preferences, privileges, qualifications, limitations, and restrictions as shall be stated and expressed in a resolution of the Board of Directors providing for the creation and issuance of such preferred stock. No shares have been issued under this class of preferred stock.

Common Stock
------------
The Company was originally incorporated with 7,500 shares of $1 par value common stock. On July 24, 1998, the shareholders and directors voted to amend the Company's articles of incorporation to change the number of authorized shares to 15,000,000 with a par value of $0.001. There were no prior outstanding shares of common stock. On June 10, 1999, the articles of incorporation were further amended to increase the authorized shares from 15,000,000 to 50,000,000.

Issuance of Common Stock
------------------------
During the year ended December 31, 1999, the Company sold 1,311,467 shares of common stock, through the exercise of warrants and stock options, that resulted in net proceeds of $499,730, and issued 18,160 shares of common stock for services valued at $21,792.

During the year ended December 31, 2000 the Company sold 764,800 shares of common stock through private offerings and the exercise of warrants and stock options that resulted in net proceeds of $601,255, and issued 60,550 shares of common stock for services and promotional prizes. Management of the Company placed a value of $90,050 on the services performed.

Also during the year ended December 31, 2000, the Company issued 1,745 shares of common stock to acquire certain property and equipment from an unrelated third party and placed a value of $4,363 on the assets acquired.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 4 - STOCKHOLDERS' EQUITY (continued)
----------------------------

Warrants
--------
The Company's private placement, dated August 1, 1998, represented the issuance of 200,000 units, with each unit consisting of one share of common stock at a price of $0.10 and warrants to purchase seven shares of common stock at $0.70 per share. Total common stock available to be issued through the exercise of the warrants is 1,400,000. The expiration date for the exercise of the warrants was originally August 31,1999 and has been extended to June 30, 2001. On June 3, 1999, the Company split the warrants by reducing the exercise price of the outstanding warrants by one-half, to $0.35 per share, and increasing the number by a multiple of two, as follows:

              Warrants outstanding as of August 1, 1998              1,400,000
              Less: Warrants exercised                                (207,333)
                                                                    ----------
                       Balance of warrants at June 3,1999            1,192,667
              Warrants split two-for-one                             1,192,667
              Less: Warrants exercised after split in 1999            (878,134)
                                                                    ----------

                       Warrants outstanding, December 31, 1999       1,507,200

              Less: Warrants exercised  in 2000                       (256,800)
                                                                    ----------

                       Warrants outstanding, December 31, 2000       1,250,400
                                                                    ==========
As of December 31, 2000, warrants totaling 1,342,267 shares of common stock have been exercised.

Stock Options - Employees
-------------------------
During the year ended December 31, 1999, the Company issued 4,200,000 stock options that are exercisable for 4,200,000 shares of common stock at a fair value exercise price ranging from $0.35 to $0.75, which generally vest immediately. In accordance with SFAS No. 123, the granting of these stock options resulted in compensation expense of $4,379,317 that is being amortized to expense over the vesting period.

The fair value of these options was estimated at the date of grant using a Black-Scholes option model with the following weighted average assumptions: a risk free interest rate of 5.0%, zero dividend yield, volatility ranging from 22% to 24% and a weighted average expected life of the options of 3 years.

During the year ended December 31, 2000, the Company issued 230,000 stock options that are exercisable for 230,000 shares of common stock at fair value exercise prices ranging from $1.30 to $1.50, which generally vests over two years. In accordance with SFAS No. 123, the granting of these stock options resulted in compensation expense of $114,000 that is being amortized to expense over the year vesting period. Also during the year ended December 31, 2000, the Company canceled 230,000 stock options as a result of employees' termination.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 5.0%, zero dividend yield, volatility of 118% and a weighted average expected life of the options of two years.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 4 - STOCKHOLDERS' EQUITY (continued)
-----------------------------

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock volatility. Because the Company's employees stock options have characteristics different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Stock Option - Summary
----------------------
The following table represents the Company's stock option activity for the years ended December 31, 2000 and 1999:

                                               Optioned       Weighted-Average
                                                Shares         Exercise Price
                                                ------         --------------
Options outstanding at January 1, 1999             --                --
   Granted during 1999                         4,200,000         $ 1.04
   Exercised during 1999                        (317,000)        $ 1.08
                                               ---------
Options outstanding at December 31, 1999       3,883,000         $ 1.04

   Granted during 2000                           230,000         $ 0.50
   Exercised during 2000                         (87,500)        $ 1.08
   Canceled during 2000                         (230,000)        $ 0.36
                                               ---------
Options outstanding at December 31, 2000       3,795,500         $ 1.05
                                               =========

At December 31, 2000, 3,645,500 options are currently exercisable

NASD Approval
-------------
In October 1998, the Company submitted an application to be listed on the NASD OTC Bulletin Board under rule 15c2-11 of the Securities Exchange Act of 1934. On January 5, 1999, the Company's shares were approved for public trading under the symbol HEXS.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 5 - INCOME TAXES
---------------------

A summary of the provision for income taxes for the period ended December 31, 2000 and 1999 is as follows:

                                             2000                  1999
                                           -------             -----------
          Currently payable                $                   $        --
          Deferred benefit                   254,500             1,779,500
          less: Valuation allowance         (254,500)           (1,779,500)
                                           ---------           -----------

              Provision for income taxes   $      --           $        --
                                           =========           ===========


           Net deferred tax assets at December 31, 2000 and 1999 are as follows:

                                              2000                  1999
                                            -------             -----------

          Available net operating loss
            carryovers                     $  371,000          $   124,710
          Stock option compensation
            charge                          1,665,000            1,656,800
          Less: Valuation allowance        (2,036,000)          (1,781,510)
                                           ----------           ----------

              Net deferred tax assets      $       --           $       --
                                           ==========           ==========


The Company has used an estimated federal tax rate of 34% and a net effective state rate of 4% for all deferred tax computations. There are no significant deferred tax liabilities. The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income using the periods in which temporary differences and/or carryforward losses become deductible.

The Company has available tax net operating carryovers ("NOLs") as of December 31, 2000 of approximately $911,000 The NOLs will expire beginning in 2018. Certain provisions of the tax law may limit NOL carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership: however, management believes that an ownership change has not yet occurred which would cause the NOL carryover to be limited.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 6 - LEASE COMMITMENTS
--------------------------

The Company leases property for its restaurant operations with scheduled annual increased. The total rental payments are being amortized over the lives of the leases on a straight-line basis in accordance with SFAS No. 13. The lease commenced February 1, 1999 and is for a five-year period terminating on January 31, 2001.

         Future annual minimum rental payments subsequent to December 31, 2000 are as follows:

                           Year Ending
                          December 31,
                          ------------
                                2001                  $       41,400
                                2002                          48,000
                                2003                          51,000
                                2004                           4,250
                                                      --------------
                                                      $      144,650
                                                      ==============

         Total rent expense for the years December 31, 2000 and 1999 was $56,532 and $37,777, respectively.

Warehouse
---------
On June 6, 2000 the Company leased warehouse space for the storage of non-perishable products and supplies. The lease calls for monthly rent of $217 on a month-to-month basis.

Corporate Offices
-----------------
Office space is leased from unrelated party for $525 per month on a month-to-month basis.


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Other Agreements
----------------

The Company has entered into an agreement with Cibella, Boyle & Associate, Inc., a public relations company, to provide advertising and marketing services. The agreement is for a twelve months period beginning in October 9, 2000 and may be canceled after the first eight months with 30 days notice. The agreement calls for a monthly fee of $3,750, with payment, in the first three months, in the form of the Company's common stock.

The Company has established supplier relationships with various food and supplies distributors. No contracts or commitments have been entered into and purchases are on a COD basis. There were no purchase commitments as of December 31, 2000.

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)
-------------------------------------

Litigation, Claims, and Assessments
-----------------------------------
In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. In management's opinion, the outcome of all such existing matters will not have a material impact upon the Company's financial position and results of operations.

NOTE 8 - NET LOSS PER COMMON SHARE
----------------------------------

For the periods ended December 31, 2000 and 1999, basic and diluted weighted average common shares include only common shares outstanding, as the inclusion of common share equivalents would be anti-dilutive. However, the common stock equivalents, if converted, would have increased common shares outstanding at December 31, 2000 and 1999 by approximately 5,045,900 shares and 5,390,200 shares, respectively.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

                                                    2000              1999
                                                    ----              ----

Common shares outstanding at December 31st        6,467,722         5,640,627

Effect of weighting                                (260,565)         (734,954)
                                                  ---------         ---------

Weighted average common shares outstanding        6,207,157         4,905,673
                                                  =========         =========