Form 10QSB
period 2001-03-31
HEALTH EXPRESS USA INC
filed 2001-05-15
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2001
                                     --------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from_________to______________

                         Commission file number 02-27569


                            HEALTH EXPRESS USA, INC.
                       -----------------------------------
                      (Exact name of small business issuer)

              Florida                                     65-0847995
  ----------------------------------              ----------------------------
   (State or other jurisdiction of                IRS Employer Identification
    incorporation or organization                           Number


         275 Commercial Blvd., Suite 260 Fort Lauderdale, Florida 33308
         ---------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 776-5401
                          -----------------------------
                          Registrant's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes     X                No
                           -----                -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

           Class                       Outstanding shares at April 30, 2001
        -----------                    ------------------------------------
        Common Stock                               6,814,056

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Board of Directors
Health Express USA, Inc.

We have reviewed the accompanying consolidated balance sheet of Health Express USA, Inc. (the "Company") as of March 31, 2001, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the management of the Company.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



/s/ Ahearn Jasco + Company, P.A.
----------------------------------------

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
May 10, 2001

PART 1: FINANCIAL INFORMATION

  Item 1: Financial Statements


                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                March 31, 2001 (unaudited) and December 31, 2000

                                                                                   March 31            December 31,
                                                                                     2001                 2000
                                                                                  -----------          -----------
                                     ASSETS
                                     ------

CURRENT ASSETS
     Cash and cash equivalents                                                    $     9,906          $     9,170
     Inventory                                                                         21,570               19,598
     Prepaid expenses and other                                                         4,457                   --
                                                                                  -----------          -----------
     TOTAL CURRENT ASSETS                                                              35,933               28,768


PROPERTY AND EQUIPMENT, net                                                           291,210              314,000

DEPOSITS                                                                                4,861                4,861
                                                                                  -----------          -----------
     TOTAL                                                                        $   332,004          $   347,629
                                                                                  ===========          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                                             $    66,404          $    61,387
     Current portion of capital lease obligation                                        7,561                6,973
                                                                                  -----------          -----------
     TOTAL CURRENT LIABILITIES                                                         73,965               68,360
                                                                                  -----------          -----------
LONG TERM PORTION - Capital lease obligation                                           13,111               15,226
                                                                                  -----------          -----------


STOCKHOLDERS ' EQUITY
Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
  Common stock, $0.001 par value; 50,000,000 shares authorized
  6,704,556 and 6,467,722 issued and outstanding at March 31, 2001
  and December 31, 2000 respectively                                                    6,705                6,468
Additional paid-in capital                                                          6,000,688            5,687,429
Accumulated deficit                                                                (5,762,465)          (5,429,854)
                                                                                  -----------          -----------
     TOTAL STOCKHOLDERS' EQUITY                                                       244,928              264,043
                                                                                  -----------          -----------
     TOTAL                                                                        $   332,004          $   347,629
                                                                                  ===========          ===========


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                           Three months         Three months
                                                              Ended               Ended
                                                         March 31, 2001       March 31, 2000
                                                         --------------       --------------
REVENUES, net                                            $      113,976       $           --

COST OF SALES                                                    59,594                   --
                                                         --------------       --------------

GROSS PROFIT                                                     54,382                   --
                                                         --------------       --------------

CONTROLLABLE AND OTHER
RESTAURANT EXPENSES
Labor                                                            64,797                   --
Occupancy                                                        14,141                   --
Marketing                                                         2,249                   --
Repairs                                                           6,392                   --
Other direct costs                                                9,753                   --
                                                         --------------       --------------

                                                                 97,332                   --
                                                         --------------       --------------

OTHER EXPENSES
Compensation                                                    161,699               54,749
Compensatory stock options                                       64,875                   --
Depreciation                                                     22,790                   --
Interest expense                                                  1,729                   --
General and Administrative                                       38,568              109,275
                                                         --------------       --------------
                                                                289,661              164,024
                                                         --------------       --------------
TOTAL EXPENSES                                                  386,993       $      164,024
                                                         --------------       --------------
LOSS BEFORE PROVISION
FOR INCOME TAXES                                               (332,611)            (164,024)

PROVISION FOR INCOME TAXES                                           --                   --
                                                         --------------       --------------
        NET LOSS                                         $     (332,611)      $     (164,024)
                                                         ==============       ==============


LOSS PER COMMON SHARE:
  Basic and diluted                                       $        (0.05)         $     (0.03)
                                                          ==============          ===========
    Weighted average common shares outstanding                 6,567,385            5,788,383
                                                          ==============          ===========


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                      Three Months            Three Months
                                                                          Ended                   Ended
                                                                      March 31, 2001          March 31, 2000
                                                                      --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                      $    (332,611)         $     (164,024)
        Adjustments to reconcile net loss to net cash used in
        operating activities
           Depreciation                                                      22,790                      --
           Common stock issued for services                                 165,750                  50,125
           Issuance of stock options                                         64,875                   4,875
           Changes in certain assets and liabilities
               Inventory, prepaid expenses and other assets                  (6,429)                    670
              Accounts payable                                                5,017                 (18,851)
                                                                      -------------          --------------
                  NET CASH USED IN OPERATING ACTIVITIES                     (80,608)               (127,205)
                                                                      -------------          --------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                       --                 (71,108)
        Changes in other assets                                                  --                    (298)
                                                                      -------------          --------------
                  NET CASH USED IN INVESTING ACTIVITIES                          --                 (71,406)
                                                                      -------------          --------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on capital lease obligation                                 (1,526)                     --
        Net proceeds from issuance of common stock                           82,870                 287,500
                                                                      -------------          --------------
                  NET CASH PROVIDED BY FINANCING ACTIVITIES                  81,344                 287,500
                                                                      -------------          --------------
                  NET INCREASE IN CASH AND CASH EQUIVALENTS                     736                  88,889

CASH AND CASH EQUIVALENTS, Beginning of the period                            9,170                  70,553
                                                                      -------------          --------------

CASH AND CASH EQUIVALENTS, End of the period                          $       9,906          $      159,442
                                                                      =============          ==============



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for interest                      $       1,729          $           --
                                                                          =========               =========
        Cash paid during the period for income taxes                  $          --          $           --
                                                                          =========               =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES


        During the quarter ending March 31, 2001 a shareholder made a capital contribution to the Company in the form of the Company's common stock with a value of approximately $150,000.

                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no material subsequent events or material contingencies that require disclosure. The financial statements as of and for the periods ended March 31, 2001 and 2000 are unaudited. The financial statements for the periods ended March 31, 2001 and 2000 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and report of the accountant is included as part of this filing.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. Certain information for 2000 has been reclassified to conform to the 2001 presentation. The accompanying consolidated financial statements should be read in conjunction with the financial statements and footnotes included in the Company's Form 10-KSB filed for the year ended December 31, 2000.

The Company was previously a development stage company. Effective April 10, 2000, when the Company began generating revenues from restaurant operations, the Company was no longer considered to be in a development stage.

Income Taxes - All deferred taxes created by NOL's are offset in their entirety by a deferred tax asset valuation allowance.

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

On May 7, 2001 the Company entered into a five year lease, with two five-year renewal options, for a free-standing restaurant located in Boca Raton, Florida. The Company is planning renovations of the property and expects the opening of a second restaurant in September of 2001. Health Express will operate this second restaurant through a wholly owned subsidiary, Healthy Bites Grill of Boca, Inc., incorporated in Florida on May 7, 2001.

The Company is also planning the completion of the Uniform Franchise Offering Circular (UFOC) and related operational manuals for the initial development of a franchise program. Franchise operations will be conducted through a wholly owned subsidiary, Health Express Franchise Company, incorporated in Florida on May 7, 2001.

On May 4, 2001 the Company received proceeds from an accredited investor in the amount of $1,000,000, representing the sale of 1,666,667 shares of the Company's common stock at $0.60 per share

Item 2.  Management's Discussion and Analyses of Results of Operations.

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

Results of Operations

Health Express USA, Inc. (the "Company") was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship restaurant began operations on April 10, 2000 and the Company did not report any revenues for the quarter ending March 31, 2000. For the quarter ending March 31, 2001 the Company reported net revenues from restaurant operations of $113,976. The consolidated loss from operations during this period of approximately $332,600 includes a loss incurred by the parent company, Health Express USA, Inc., of approximately $289,650 and a loss incurred by the subsidiary which operates the restaurant, Healthy Bites Grill, Inc., of approximately $42,950

Health Express USA, Inc. - March 31, 2001 as compared to March 31, 2000:
------------------------------------------------------------------------

The loss for the quarter ending March 31, 2001 of approximately $289,650 incurred by the parent Company, Health Express USA, Inc., includes compensation paid to officers and directors of $214,875 in stock and options (non-cash). Excluding depreciation expense of $22,790 and non-cash compensation of $11,250 and $2,250 for advertising and employee compensation, respectively, Health Express USA, Inc. incurred cash outlays for general and administrative expenses of approximately $38,485. General and administrative expenses represent approximately $12,250 for advertising, $12,135 for accounting and legal and $14,100 for other expenses.

The Company expects an increase in general and administrative as a result of expansion, which includes the planned opening of a second restaurant and completion of a offering circular for the start of franchise operations, as discussed below.

Healthy Bites Grill, Inc. - March 31, 2001 as compared to March 31, 2000:
-------------------------------------------------------------------------

Restaurant operations reported a loss of $42,950 for the quarter ending March 31, 2001, as compared to losses of $48,190 and $56,966 for the quarters ending December 31 and September 30, 2000, respectively, and $79,773 for the period of April 10, 2000 (date restaurant operations began) to June 30, 2000. A comparison of net sales and profit margins in the current quarter to prior quarters is as follows:

                                                               Profit Margin (a)
Quarter Ending                      Net Sales                       (Loss)
--------------                      ---------                       ------

  6-30-2000                       $    94,765                    $ (20,704)
  9-30-2000                           105,491                      (14,102)
 12-31-2000                            84,215                       (8,415)
  3-31-2001                           113,976                      (10,415)

(a) Net Sales less Labor, Food, Paper and Direct Supplies

For the current quarter the restaurant reported an increase in sales as compared to prior periods. Monthly sales were approximately $35,750 for January, $35,075 for February and $43,151 for March. In April of 2001 the restaurant reported net sales of $48,079. Since January of 2001 the restaurant has reported continuing increased sales. The Company attributes this increase to improving standards of quality, service and restaurant operational efficiency along with advertising, which have attracted new customers.

The Company is continuing its focus on restaurant profit margins, which have been negative since the beginning of operations. Labor was higher than anticipated in the current quarter due to a temporary increase in order to promote sales. As sales continue to increase the Company expects labor costs to decrease as a percentage of sales. Food and paper costs have also been higher than industry average. The Management has identified these higher costs to two factors, which the Company believes can be corrected:

1) Menu prices - menu items have not been priced with a sufficient profit margin. This is due, in part, to a primary focus on gaining customer satisfaction to our menu items. Beginning in April of 2001, all prices have been increased. With an average ticket price of $8.53 the Company believes that pricing has not yet reached a level of consumer resistance and expects further price increases.

2) Vendor food cost pricing - as a single restaurant operation the Company does not benefit from lower food costs resulting from bulk purchases and multi-unit operations. The Company expects lower food and paper costs following the opening of a second restaurant in Boca Raton, Florida.

Healthy Bites Grill of Boca, Inc.:
----------------------------------

On May 7, 2001 the Company has entered into a lease for a pre-existing freestanding fast-food restaurant in Boca Raton, Florida. The building is approximately 3,900 square feet and is centrally located near a major mall, a business district and residential neighborhoods of upscale homes, townhouses and apartments. The shopping mall, in very close proximity, is a popular destination for shoppers in Boca Raton, Florida, a city well known for its affluent communities. Close to the major highway and two major thoroughfares, this restaurant represents the ideal combination of location and demographics for the Company's restaurant theme and products. This second restaurant will be operating through a wholly owned subsidiary, Healthy Bites Grill of Boca, Inc., a Florida corporation organized on May 7, 2001.

The lease is for a five year period with two five-year options, with initial monthly rental payments of $8,333.33 plus common area maintenance of approximately $1,900 and real estate taxes of approximately $1,400. The Company is planning for renovation of the property and expects to begin restaurant operations in September of 2001.

Health Express Franchise Company:
---------------------------------

While the Company believes that restaurant operations require further development and improved profit margins before franchising, Management feels that development efforts should begin. The Company plans to hire a franchise consultant to work in the Company's franchise division. The consultant will be responsible for assisting in the completion of the uniform franchise circular, prepare preliminary operational manuals and begin developing a franchise questionnaire to respond to the many inquiries that we have received from potential franchisees. Franchise operations will be conducted through a wholly owned subsidiary of the Company, Health Express Franchise Company, a Florida corporation organized on May 7, 2001.

Liquidity and Capital Resources

As of May 7, 2001 the Company has approximately $883,000 in cash and cash equivalents. This amount of available cash is sufficient to satisfy the Company's need for working capital, capital improvements for the second restaurant and the development of franchise operations. See Part II, Item 2 for a description of recent sales of common stock. The Company currently has no debt outside of normal and recurring accounts payable resulting from restaurant operations and an obligation for a capital lease for a Point of Sale register system. While the Company is currently in the planning phase for the renovation of the second restaurant in Boca Raton, Florida, the Management expects improvement costs in the range of $350,000 to $400,000. Franchise development costs are expected in the range of $30,000 to $50,000.

While Management projects that available cash will be sufficient to meet the Company's working capital and expansion requirements, additional funds may be necessary to finance additional Company owned restaurant operations in South Florida. To raise additional funds the Company may seek additional financing through the sale of its securities. The Company's directors also may provide additional funds by exercising their options. The Company may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines or loans from the Company's officers. However, no assurances can be given that the Company will be able to meet its needs through the sale of securities or otherwise.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities

1) During the quarter ended March 31, the Company sold the following securities pursuant to an exemption from registration under the Securities Act.

                                    No. of
       Date           Title         Shares       Price       Proceeds
       ----           -----         ------       -----       --------

    1/29/2001      Common Stock     29,000       $0.35      $  10,150

The Securities were sold to an accredited investor pursuant to Rule 506 of Regulation D. Total offering price $210,000, representing 600,000 shares at $0.35 per share

2) After the quarter ended March 31, 2001 the Company sold the following securities pursuant to an exemption from registration under the Securities Act

                                    No. of
       Date           Title         Shares       Price       Proceeds
       ----           -----         ------       -----       --------

     5/4/2001     Common Stock    1,666,667      $0.60      $ 1,000,000

The Securities were sold to an accredited investor pursuant to Rule 506 of Regulation D. Total offering price $1,000,000, representing 1,666,667 shares at $0.60 per share. In addition, the Company also issued this investor a warrant to purchase 2,000,000 shares of restricted common stock at $1.00 per share at any time until May 2, 2011.

3) During the quarter ended March 31, 2001 the Company issued restricted shares of the Company's common stock to its officers and Directors as compensation.

                                                          Restricted Common
                                                            Stock Issued
                                                            ------------
Douglas Baker - CEO and Director                              140,000
Marco D'Alonzo - COO and Director                              40,000
Bruno Sartori - CFO                                           120,000


In addition, Mr. Marco D'Alonzo contributed 200,000 shares of the Company's common stock to the Company.

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are included herein:

Exhibit 10 - Lease between Healthy Bites Grill of Boca, Inc. and Lester M. Entin Associates

                                  Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HEALTH EXPRESS USA, INC.
                                          ------------------------
                                          (Registrant)




May 15, 2001                              /s/ Douglas Baker
------------------------------            --------------------------------------
Date                                      Douglas Baker, President




May 15, 2001                              /s/ Bruno Sartori
------------------------------            --------------------------------------
Date                                      Bruno Sartori, Chief Financial Officer