Form 10QSB
period 2001-07-01
HEALTH EXPRESS USA INC
filed 2001-08-14
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended July 1, 2001
                                       -------------------

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from_________to______________

                         Commission file number 02-27569



                            HEALTH EXPRESS USA, INC.
--------------------------------------------------------------------------------
                      (Exact name of small business issuer)

                Florida                                   65-0847995
    --------------------------------              --------------------------
    (State or other jurisdiction of              (IRS Employer Identification
     incorporation or organization)                        Number)



         275 Commercial Blvd., Suite 260 Fort Lauderdale, Florida 33308
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 776-5401
  ----------------------------------------------------------------------------
                         (Registrant's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X                No
                                 -----                 -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

          Class                           Outstanding shares at July 27, 2001
      -----------                         -----------------------------------
     Common Stock                                     8,535,123

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Board of Directors of
Health Express USA, Inc.

We have reviewed the accompanying consolidated balance sheet of Health Express USA, Inc. (the "Company") as of June 30, 2001, and the related consolidated statements of operations and cash flows for the three month and six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the management of the Company.

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


/s/ Ahearn, Jasco + Company, P.A.


AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida
August 3,  2001

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                 July 1, 2001 (unaudited) and December 31, 2000

                                     ASSETS

                                                                                       July 1,            December 31,
                                                                                        2001                 2000
                                                                                     -----------          -----------
CURRENT ASSETS
     Cash and cash equivalents                                                       $   740,142          $     9,170
     Inventory                                                                            18,878               19,598
     Prepaid expenses and other                                                            2,750                   --
                                                                                     -----------          -----------

     TOTAL CURRENT ASSETS                                                                761,770               28,768


PROPERTY AND EQUIPMENT, net                                                              284,219              314,000

DEPOSITS                                                                                  63,121                4,861
                                                                                     -----------          -----------

     TOTAL                                                                           $ 1,109,110          $   347,629
                                                                                     ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                $    83,753          $    61,387
     Current portion of capital lease obligation                                           8,168                6,973
                                                                                     -----------          -----------

     TOTAL CURRENT LIABILITIES                                                            91,921               68,360
                                                                                     -----------          -----------


LONG TERM PORTION - Capital lease obligation                                              10,827               15,226
                                                                                     -----------          -----------

STOCKHOLDERS ' EQUITY
Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized
8,495,723 and 6,467,722 issued and outstanding at July 1, 2001
and December 31, 2000 respectively                                                         8,496                6,468
Additional paid-in capital                                                             7,092,272            5,687,429
Accumulated deficit                                                                   (6,094,405)          (5,429,854)
                                                                                     -----------          -----------
     TOTAL STOCKHOLDERS' EQUITY                                                        1,006,362              264,043
                                                                                     -----------          -----------
     TOTAL                                                                           $ 1,109,110          $   347,629
                                                                                     ===========          ===========

                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                   FOR THE PERIODS ENDED JULY 1, 2001 AND 2000

                                                    Six Months            Three Months          Six Months        Three Months
                                                       Ended                  Ended                Ended              Ended
                                                   July 1, 2001           July 1, 2001         June 30, 2000      June 30, 2000
                                                   -----------            -----------          -------------        -----------
REVENUES, net                                      $   246,207            $  132,231            $   94,765          $    94,765

COST OF SALES                                          119,530                59,936                52,064               52,064
                                                   -----------            ----------            ----------          -----------

GROSS PROFIT                                           126,677                72,295                42,701               42,701
                                                   -----------            ----------            ----------          -----------

CONTROLLABLE AND OTHER
RESTAURANT EXPENSES
Labor                                                  122,960                58,163                63,405               63,405
Occupancy                                               28,938                14,797                14,791               14,791
Marketing                                                2,463                   214                11,940               11,940
Repairs                                                 18,256                11,864                 6,615                6,615
Other direct costs                                      35,037                25,284                25,723               25,723
                                                   -----------            ----------            ----------           ----------

                                                       207,654               110,322               122,474              122,474
                                                   -----------            ----------            ----------           ----------

OTHER EXPENSES
Compensation                                           319,022               157,323               169,398              119,524
Compensatory stock options                              64,875                    --                 9,750                4,875
Depreciation                                            45,701                22,911                18,098               18,098
Interest expense                                         3,308                 1,579                    --                   --
General and Administrative                             150,668               112,100               157,141               47,866
                                                   -----------            ----------            ----------          -----------

                                                       583,574               293,913               354,387              190,363
                                                   -----------            ----------            ----------          -----------

TOTAL EXPENSES                                     $   791,228            $  404,235            $  476,861          $   312,837
                                                   -----------            ----------            ----------          -----------

LOSS BEFORE PROVISION
FOR INCOME TAXES                                      (664,551)             (331,940)             (434,160)            (270,136)

PROVISION FOR INCOME TAXES                                  --                    --                    --                   --
                                                   -----------            ----------            ----------          -----------

        NET LOSS                                   $  (664,551)           $ (331,940)           $ (434,160)         $  (270,136)
                                                   ===========            ==========            ==========          ===========


LOSS PER COMMON SHARE:
Basic and diluted                                  $     (0.09)           $    (0.04)           $    (0.07)         $     (0.04)
                                                   ===========            ==========            ==========          ===========
Weighted average common shares outstanding           7,226,712             7,883,408             5,967,716            6,145,810
                                                   ===========            ==========            ==========          ===========

                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
             FOR THE SIX MONTHS ENDED JULY 1, 2001 AND JUNE 30, 2000

                                                                            Six Months             Six Months
                                                                              Ended                  Ended
                                                                           July 1, 2001          June 30, 2000
                                                                           ------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                            (664,551)            $ (434,160)
        Adjustments to reconcile net loss to net cash used in
        operating activities
           Depreciation                                                       45,701                 18,098
           Common stock issued for services                                  259,125                 74,000
           Issuance of stock options                                          64,875                  9,750
           Changes in certain assets and liabilities
              Inventory, prepaid expenses and other assets                   (60,290)               (11,772)
              Accounts payable                                                23,561                (33,593)
                                                                         -----------             ----------

                 NET CASH USED IN OPERATING ACTIVITIES                      (331,579)              (377,677)
                                                                         -----------             ----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                   (15,920)              (100,674)
        Changes in other assets                                                    0                      0
                                                                         -----------             ----------

                 NET CASH USED IN INVESTING ACTIVITIES                       (15,920)              (100,674)
                                                                         -----------             ----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on capital lease obligation                                  (4,399)                  (396)
        Net proceeds from issuance of common stock                         1,082,870                598,000
                                                                         -----------             ----------

                 NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,078,471                597,604
                                                                         -----------             ----------

                 NET INCREASE IN CASH AND CASH EQUIVALENTS                   730,972                119,253

CASH AND CASH EQUIVALENTS, Beginning of the period                             9,170                 70,553
                                                                         -----------             ----------

CASH AND CASH EQUIVALENTS, End of the period                             $   740,142             $  189,806
                                                                         ===========             ==========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for interest                         $     3,308             $    1,267
                                                                         ============            ==========
        Cash paid during the period for income taxes                     $        --             $       --
                                                                         ============            ==========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES


        During the quarter ending March 31, 2001 a shareholder made a capital contribution to the Company in the form of the Company's common stock with a value of approximately $150,000.

        During the period ended June 30, 2000 the Company acquired $ 4,363 of property and equipment in exchange for 1745 shares of common stock valued at $ 2.50 per share, which represents the fair value of the equipment


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 1, 2001
                                   (unaudited)



Basis of Presentation

The accompanying consolidated condensed unaudited financial statements of Health Express USA, Inc., and its Wholly-owned subsidiaries, Healthy Bites Grill, Inc., Healthy Bites Grill of Boca, Inc. and Health Express Franchise Company, (collectively the"Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. The disclosures in the notes to the financial statements have been prepared in accordance with the instructions set forth under Item 310(b), Interim Financial Statements, of Regulation S-B. The requirements set forth under Item 310(b) require that footnotes and other disclosures should be provided as needed for the fair presentation of the financial statements and to ensure that the financial statements are not misleading. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The requirements of Item 310(b) also require disclosure of material subsequent events and material contingencies notwithstanding disclosure in the annual financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no additional material subsequent events or material contingencies that require disclosure. The financial statements as of and for the periods ended July 1, 2001 and June 30, 2000 are unaudited. The financial statements for the period ended July 1, 2001 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and report of the accountant is included as part of this filing.

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

On June 15, 2001, the Company changed the ending date for its accounting and fiscal reporting purposes to the Sunday closest to the last day of a calendar month. This change will improve the management of the restaurant operations, and will have an insignificant affect on reported operating results.

The Company was previously a development stage company. Effective April 10, 2000, when the Company began generating revenues from restaurant operations, the Company was no longer considered to be in a development stage.

Income Taxes - All deferred taxes created by NOL's are offset in their entirety by a deferred tax asset valuation allowance.

Changes in Equity - During the period ending July 1, 2001 the Company increased the amount of outstanding common stock issued from 6,467,722 shares of common stock issued at December 31, 2000 to 8,495,723 shares of common stock issued at July 1, 2001. This increase is described in Part II - Item 2, Changes in Securities.

Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate health and gourmet fast food restaurants. On April 10, 2000, the company began operations of its first restaurant in Fort Lauderdale, Florida. This flagship restaurant will serve as the model for future company owned restaurants and franchise operations, under the trade name "Healthy Bites Grill". The Company operates the restaurant through a wholly owned subsidiary, Healthy Bites Grill, Inc., incorporated in Florida on January 26, 1999. The restaurant offers eat-in, take out and drive-thru service.

On May 7, 2001 the Company entered into a five year lease, with two five year options, for a second restaurant located in Boca Raton, Florida. The restaurant is currently under remodeling and the opening is expected in late fall of the current year. The restaurant will operate through a wholly owned subsidiary, Healthy Bites Grill of Boca, Inc., incorporated in Florida on May 7, 2001.

On July 10, 2001 the Company entered into an agreement with Francorp, Inc., a consulting firm specializing in the development and implementation of comprehensive franchise programs. The agreement is for one year with a total fee of $136,000 paid as follows: cash in the amount of $60,000 paid on July 9, 2001, 38,000 shares of the Company's restricted common stock issued on July 23, 2001 and warrants for 38,000 shares of the Company's common stock at a purchase price of $2.00 per share.

The Company will conduct franchise operations through a wholly owned subsidiary, Health Express Franchise Company, incorporated in Florida on May 7, 2001.

 Item 2.  Management's Discussion and Analyses of Results of Operations.

Introduction - Forward Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Health Express USA, Inc. and its subsidiaries, (collectively, the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

Results of Operations

Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship restaurant began operations on April 10, 2000 and the Company did not report any revenues for the quarter ending March 31, 2000. For the period ending July 1, 2001 the Company reported net revenues from restaurant operations of $254,679. The consolidated loss from operations during this period of $664,551 includes a loss incurred by the parent company, Health Express USA, Inc., of $583,574 and a loss incurred by the subsidiary which operates the restaurant, Healthy Bites Grill, Inc., of $80,977. Expenses incurred by Health Express Franchise Company totaled $6,000 for legal fees, and expenses incurred by Healthy Bites Grill of Boca, Inc. totaled $24,189, for start-up expenses. These amounts are included in the expenses reported above by Health Express USA, Inc.


Health Express USA, Inc. - July 1, 2001 as compared to June 30, 2000
--------------------------------------------------------------------

The loss for the period ending July 1, 2001 of $583,574 incurred by the parent Company, Health Express USA, Inc., includes compensation paid to officers and directors of $320,175 in stock and options (non-cash). Excluding depreciation expense of $45,701 and non-cash compensation of $22,500 and $3,375 for advertising and employee compensation, respectively, Health Express USA, Inc. incurred cash outlays for general and administrative expenses of $191,823.

General and Administrative expenses in the amount of $191,823 incurred by Health Express USA, Inc. represent approximately $144,000 incurred during the second quarter ending July 1, 2001 as compared to general and administrative expenses of $48,000 during the second quarter of 2000. This increase is due primarily to increases in advertising and promotion, administrative salaries and professional fees and additional legal fees and operating expenses incurred by the subsidiaries, Health Express Franchise Company and Healthy Bites Grill of Boca, Inc., incorporated during the current quarter.


Healthy Bites Grill, Inc. - July 1, 2001 as compared to June 30, 2000:
----------------------------------------------------------------------

Restaurant operations reported a loss of $38,027 for the quarter ending July 1, 2001, as compared to losses of $42,950, $48,190 and $56,966 for the quarters ending March 31, 2001, December 31 and September 30, 2000, respectively, and $79,773 for the period of April 10, 2000 (date restaurant operations began) to June 30, 2000. A comparison of net sales and profit margins in the current quarter to prior quarters is as follows:

                                                           Profit Margin (a)
Quarter Ending                  Net Sales                       (Loss)
--------------                  ---------                       ------

  6-30-2000                   $    94,765                    $ (20,704)
  9-30-2000                       105,491                      (14,102)
 12-31-2000                        84,215                       (8,415)
  3-31-2001                       113,976                      (10,415)
  7-01-2001                       132,231                       14,132

(a) Net Sales less Labor, Food, Paper and Direct Supplies

For the current quarter the restaurant reported an increase in sales and profit margins as compared to prior periods. The Company attributes sales increases to improved standards of quality and service. Food and Labor cost margins have also improved as a result of increase in prices and restaurant operational efficiency.


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

The lease for this location is for a five year period with two five-year options, with initial monthly rental payments of $8,333.33 plus common area maintenance of approximately $1,900 and real estate taxes of approximately $1,400. The Company is planning for renovation of the property and expects to begin restaurant operations in late fall of the current year.

Health Express Franchise Company:
---------------------------------

On July 10, 2001 the Company entered into an agreement with Francorp, Inc., a major franchise-consulting group, to develop and implement a comprehensive franchise program. This program provides assistance in various phases including:

-Strategic Planning and Program Structure
-Franchise Documentation
-Franchise Operations Manuals
-Franchise Marketing Plan
-Franchise Sales Consulting
-One Year Consulting Services

The fee for the above program is $ 136,000.

Liquidity and Capital Resources

As of August 10, 2001 the Company has approximately $545,00 in cash and cash equivalents. This amount of available cash is sufficient to satisfy the Company's need for working capital, capital improvements for the second restaurant and the development of franchise operations for at least the next six months. The Company currently has no debt outside of normal and recurring accounts payable resulting from restaurant operations and an obligation for a capital lease for a Point of Sale register system. The Company is presently in the beginning phase of renovation of the second restaurant in Boca Raton, Florida, and Management expects improvement costs in the range of $350,000 to $400,000.

While Management projects that available cash will be sufficient to meet the Company's immediate working capital and expansion requirements, additional funds may be necessary to finance additional Company owned restaurant operations in South Florida. To raise additional funds the Company may seek additional financing through the sale of its securities. The Company's directors also may provide additional funds by exercising their options. The Company may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines or loans from the Company's officers. However, no assurances can be given that the Company will be able to meet its long-term needs through the sale of securities or otherwise.

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

PART II - OTHER INFORMATION


Item 2. Changes in Securities


 During the six-month period ended July 1, 2001 the Company issued the following securities.

                                                              Common Stock
                                                      --------------------------            Additional
                                                        Shares            at Par             Paid-In
                                                        Issued             Value              Capital            Total
                                                      ----------          ------             ----------        ----------
Common Stock at December 31, 2000                      6,467,722          $6,468             $5,687,429        $5,693,897

Contribution of 200,000 shares of restricted
stock at $0.001 per share                               (200,000)           (200)                   200

Issuance of 306,000 shares of restricted                 306,000             306                229,194           229,500
stock at $0.75 per share-officer compensation

Issuance of 29,000 shares of restricted                   29,000              29                 10,121            10,150
stock at $0.35 per share-private offering

Issuance of 7,634 shares of restricted                     7,634               7                  9,994            10,001
stock at $1.31 per share-exercise of options

Issuance of 38,700 shares of restricted
stock at $0.35 per share-exercise of options              38,700              39                 13,506            13,545

Issuance of 140,500 shares of restricted
stock at $0.35 per share-exercise of warrants            140,500             141                 49,034            49,175

Issuance of 39,500 shares of restricted                   39,500              38                 29,587            29,625
stock at $0.75 per share-compensation

Issuance of 1,666,667 shares of restricted             1,666,667           1,668                998,332         1,000,000
stock at $0.60 per share-private offering

Additional paid in capital for stock options                                                     64,875            64,875
                                                      ----------          ------             ----------        ----------

Common Stock at December 31, 2001                      8,495,723          $8,496             $7,092,272        $7,100,768
                                                      ==========          ======             ==========        ==========

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are included herein:


Exhibit 3 -  Articles of Incorporation of Healthy Bites Grill of Boca, Inc.
---------     and Health Express Franchise Company.

Exhibit 4 -  Warrants for 38,000 shares issued to Francorp, Inc.
-------      Warrants for 2,000,000 shares issued to Rider Insurance Company
Exhibit 10 - Franchise Development Agreement with Francorp, Inc.
----------   Lease between Healthy Bites Grill of Boca, Inc. and Lester M. Entin
             Associates (1)




(1) Previously filed as Exhibit to Form 10-QSB on May 14,2001

                                  Signatures:


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HEALTH EXPRESS USA, INC.
                                        ------------------------
                                        (Registrant)


8/14/2001                              /s/ Douglas Baker
--------------------------              ------------------------------
Date                                    Douglas Baker, President




8/14/2001                               /s/ Bruno Sartori
--------------------------              -------------------------------
Date                                    Bruno Sartori, Chief Financial Officer