Form 10QSB
period 2001-09-30
HEALTH EXPRESS USA INC
filed 2001-11-14
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from_________to______________

                         Commission file number 02-27569



                            HEALTH EXPRESS USA, INC.
--------------------------------------------------------------------------------
                      (Exact name of small business issuer)

            Florida                                       65-0847995
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)


         275 Commercial Blvd., Suite 260 Fort Lauderdale, Florida 33308
         --------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 776-5401
                         ------------------------------
                         (Registrant's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

  Class                                   Outstanding shares at October 31, 2001
-----------                               --------------------------------------
Common Stock                                              8,535,123

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors and Stockholders of Health Express USA, Inc.

We have reviewed the accompanying consolidated balance sheet of Health Express USA, Inc. and its subsidiaries (the "Company") as of September 30, 2001, and the related consolidated statements of operations and cash flows for the three month and nine month periods then ended. These financial statements are the responsibility of the management of the Company.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying September 30, 2001 interim consolidated financial statements for them to be in conformity with generally accepted accounting principles.



/s/ Ahearn Jasco + Company, P.A.
--------------------------------


AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida
November 9, 2001


PART 1: FINANCIAL INFORMATION

      Item 1: Financial Statements
                                                        HEALTH EXPRESS USA, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                         September 30, 2001 (unaudited) and December 31, 2000

                                                             ASSETS
                                                                        Sept 30,      December 31,
                                                                          2001            2000
                                                                       -----------    -----------
CURRENT ASSETS
      Cash and cash equivalents                                        $   427,380    $     9,170
      Inventory                                                             14,869         19,598
      Prepaid expenses and other                                             3,575             --
                                                                       -----------    -----------
      TOTAL CURRENT ASSETS                                                 445,824         28,768


PROPERTY AND EQUIPMENT, net                                                304,828        314,000

DEPOSITS                                                                    63,121          4,861
                                                                       -----------    -----------


      TOTAL                                                            $   813,773    $   347,629
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
      Accounts payable                                                 $    68,924    $    61,387
      Current portion of capital lease obligation                            8,824          6,973
                                                                       -----------    -----------

      TOTAL CURRENT LIABILITIES                                             77,748         68,360
                                                                       -----------    -----------


LONG TERM PORTION - Capital lease obligation                                 8,360         15,226
                                                                       -----------    -----------


STOCKHOLDERS ' EQUITY
Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized
8,535,123 and 6,467,722 issued and outstanding at September 30, 2001
and December 31, 2000 respectively                                           8,535          6,468
Additional paid-in capital                                               7,213,133      5,687,429
Accumulated deficit                                                     (6,494,003)    (5,429,854)
                                                                       -----------    -----------

      TOTAL STOCKHOLDERS' EQUITY                                           727,665        264,043
                                                                       -----------    -----------

      TOTAL                                                            $   813,773    $   347,629
                                                                       ===========    ===========

                                      HEALTH EXPRESS USA, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                          FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                                            Nine Months     Three Months    Nine Months    Three Months
                                               Ended           Ended          Ended           Ended
                                            September 30,   September 30,  September 30,   September 30,
                                                2001            2001         2000              2000

REVENUES, net                                $   326,002    $    79,795    $   200,256    $   105,491
COST OF SALES                                    154,915         35,385        103,555         51,491
                                             -----------    -----------    -----------    -----------
GROSS PROFIT                                     171,087         44,410         96,701         54,000
                                             -----------    -----------    -----------    -----------
CONTROLLABLE AND OTHER
RESTAURANT EXPENSES
Labor                                            163,747         40,787        131,507         68,102
Occupancy                                         44,612         15,674         24,202          9,411
Marketing                                          2,846            383         25,786         13,846
Repairs                                           21,044          2,788          8,911          2,296
Other direct costs                                52,941         17,904         43,034         17,311
                                             -----------    -----------    -----------    -----------
                                                 285,190         77,536        233,440        110,966
                                             -----------    -----------    -----------    -----------
OTHER EXPENSES
Compensation                                     384,012         64,990        180,769         11,371
Compensatory stock options                       146,375         81,500         24,000         14,250
Depreciation                                      68,612         22,911         40,228         22,130
Interest expense                                   4,753          1,445             --             --
General and Administrative                       346,293        195,625        206,237         49,096
                                             -----------    -----------    -----------    -----------
                                                 950,045        366,471        451,234         96,847
                                             -----------    -----------    -----------    -----------
TOTAL EXPENSES                               $ 1,235,235    $   444,007    $   684,674    $   207,813
                                             -----------    -----------    -----------    -----------
LOSS BEFORE PROVISION
FOR INCOME TAXES                              (1,064,148)      (399,597)      (587,973)      (153,813)

PROVISION FOR INCOME TAXES                                          --             --             --
                                             -----------    -----------    -----------    -----------
        NET LOSS                             $(1,064,148)   $  (399,597)   $  (587,973)   $  (153,813)
                                             ===========    ===========    ===========    ===========



LOSS PER COMMON SHARE:
Basic and diluted                            $     (0.14)   $     (0.05)   $     (0.10)   $     (0.02)
                                             ===========    ===========    ===========    ===========
Weighted average common shares outstanding     7,674,953      8,526,367      6,125,463      6,437,710
                                             ===========    ===========    ===========    ===========



                           See notes to consolidated financial statements


                                      HEALTH EXPRESS USA, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)
                          FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                       Nine Months      Nine Months
                                                                           Ended            Ended
                                                                       September 30,    September 30,
                                                                            2001            2000
                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                       $(1,064,148)     $  (587,973)
        Adjustments to reconcile net loss to net cash used in
        operating activities
           Depreciation                                                     68,612           40,228
           Common stock issued for services                                298,525           75,275
           Issuance of stock options                                       146,375           24,000
           Changes in certain assets and liabilities
               Inventory, prepaid expenses and other assets                (57,106)         (14,399)
              Accounts payable                                               7,537          (24,999)
                                                                       -----------      -----------

                  NET CASH USED IN OPERATING ACTIVITIES                   (600,205)        (487,868)
                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                 (59,440)        (107,273)
                                                                       -----------      -----------

                  NET CASH USED IN INVESTING ACTIVITIES                    (59,440)        (107,273)
                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on capital lease obligation                                (5,015)          (1,471)
        Net proceeds from issuance of common stock                       1,082,870          598,000
                                                                       -----------      -----------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES              1,077,855          596,529
                                                                       -----------      -----------

                  NET INCREASE IN CASH AND CASH EQUIVALENTS                418,210            1,388

CASH AND CASH EQUIVALENTS, Beginning of the period                           9,170           70,553
                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS, End of the period                           $   427,380      $    71,941
                                                                       ===========      ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for interest                       $     4,752      $     2,688
                                                                       ===========      ===========
        Cash paid during the period for income taxes                   $        --      $        --
                                                                       ===========      ===========


                           See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no additional material subsequent events or material contingencies that require disclosure. The financial statements as of and for the periods ended September 30, 2001 and 2000 are unaudited. The financial statements for the period ended September 30, 2001 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and report of the accountant is included as part of this filing.

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

Going Concern Considerations

The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company must generate capital and revenue resources to enable it to finance the construction of the new Boca Raton, Florida location, and to start is franchising efforts. Ultimately, the Company must achieve profitable operations. Management is planning to obtain additional capital from revenue generated from operations and through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional revenues and equity capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

Net Loss per Share

SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive.

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

On May 7, 2001 the Company entered into a five year lease, with two five-year options, for a second restaurant located in Boca Raton, Florida. The restaurant is currently under remodeling and the opening is expected in early 2002. The restaurant will operate through a wholly owned subsidiary, Healthy Bites Grill of Boca, Inc., incorporated in Florida on May 7, 2001.

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

Results of Operations

Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship restaurant began operations on April 10, 2000 and the Company did not report any revenues for the quarter ending March 31, 2000. For the period ending September 30, 2001, Healthy Bites Grill, Inc., the subsidiary that operates the restaurant, reported net revenues of $326,002 and losses of $114,103. The total consolidated loss of $1,064,148 for the period ending September 30, 2001 includes losses from restaurant operation and other expenses in the amount of $950,045, which include expenses incurred by Health Express Franchise Company totaling $66,000 for legal and franchise fees and expenses incurred by Healthy Bites Grill of Boca, Inc. totaling $64,725 for rent and real estate taxes.


Health Express USA, Inc. - September 30, 2001 as compared to September 30, 2000

The expenses for the period ending September 30, 2001 of $950,045 for non-restaurant operations include compensation paid to officers and directors of $295,875 in stock and options (non-cash). Excluding depreciation expense of $68,612 and other non-cash compensation for services of $149,025, Health Express USA, Inc. incurred net cash losses for non-restaurant operations of $436,533.

General and Administrative expenses in the amount of $346,293 incurred by Health Express USA, Inc. represent approximately $195,625 incurred during the third quarter ending September 30, 2001 as compared to general and administrative expenses of $49,096 during the third quarter of 2000. This increase is due primarily to increases in advertising and promotion, administrative salaries and professional fees and additional legal fees and operating expenses incurred by the subsidiaries, Health Express Franchise Company and Healthy Bites Grill of Boca, Inc.


Healthy Bites Grill, Inc. - September 30, 2001 as compared to September 30,
2000:

Since the opening of the restaurant, on April 10, 2000, the restaurant has reported net losses, net sales and profit margins as follows:

                                            Net         Profit Margin (a)
Quarter Ending              Loss         Net Sales          (Loss)
---------------             ----         ---------          ------

6-30-2000                $ 79,773         $ 94,765         $(20,704)
9-30-2000                  56,966          105,491          (14,102)
12-31-2000                 48,190           84,215           (8,415)
3-31-2001                  42,950          113,976          (10,415)
7-01-2001                  38,027          132,231           14,132
9-30-2001                  33,126           79,795            3,623

(a) Net Sales less Labor, Food Costs and Paper Costs

The decrease in net sales for the current quarter as compared to previous quarters is due to reduced hours of operations during the summer months. The resulting lower profit margin as compared to the previous quarter is due primarily to higher labor costs. The Company is expecting increased sales during the last quarter of the current year as a result of the upcoming tourist season, however, management is concerned that this year's tourist season may be dampened by the after effects of the September 11 terrorist attacks..

Healthy Bites Grill of Boca, Inc.:

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

The lease for this location is for a five year period with two five-year options, with initial monthly rental payments of $8,333.33 plus common area maintenance of approximately $1,900 and real estate taxes of approximately $1,400. The Company is planning for renovation of the property and expects to begin restaurant operations in early 2002.

Health Express Franchise Company:

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

Liquidity and Capital Resources

As of October 29, 2001 the Company has approximately $330,000 in cash and cash equivalents. This amount of available cash is sufficient to satisfy the Company's need for working capital for at least the next six months. The Company currently has no debt outside of normal and recurring accounts payable resulting from restaurant operations and an obligation for a capital lease for a Point of Sale register system. The Company is presently in the beginning phase of renovation of the second restaurant in Boca Raton, Florida, and Management expects additional improvement costs in the range of $400,000 to $500,000.

While Management projects that available cash will be sufficient to meet the Company's immediate working capital, additional funds will be necessary to finance the construction of the Boca location as well as the start of its franchising efforts. To raise additional funds the Company may seek additional financing through the sale of its securities. The Company's directors also may provide additional funds by exercising their options. The Company may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines or loans from the Company's officers. However, no assurances can be given that the Company will be able to meet its long-term needs through the sale of securities or otherwise.

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

PART II - OTHER INFORMATION


Item 2. Changes in Securities


During the nine-month period ended September 30, 2001 the Company issued the following securities.


                                               Common Stock
                                               ------------    Additional    Additional
                                                  Shares         at Par      Paid-In
                                                  Issued         Value       Capital        Total
                                                 ---------    ----------    ----------   ----------
Common Stock at December 31, 2000                6,467,722    $    6,468    $5,687,429   $5,693,897

Contribution of 200,000 shares of restricted
stock at $0.001 per share                         (200,000)         (200)          200

Issuance of 306,000 shares of restricted           306,000           306       229,194      229,500
stock at $0.75 per share-officer compensation

Issuance of 29,000 shares of restricted             29,000            29        10,121       10,150
stock at $0.35 per share-private offering

Issuance of 7,634 shares of restricted               7,634             7         9,994       10,001
stock at $1.31 per share-exercise of options

Issuance of 38,700 shares of restricted
stock at $0.35 per share-exercise of options        38,700            39        13,506       13,545

Issuance of 140,500 shares of restricted
stock at $0.35 per share-exercise of warrants      140,500           141        49,034       49,175

Issuance of 39,500 shares of restricted             39,500            38        29,587       29,625
stock at $0.75 per share-compensation

Issuance of 1,666,667 shares of restricted       1,666,667         1,668       998,332    1,000,000
stock at $0.60 per share-private offering

Issuance of 39,400 shares of restricted             39,400            39        39,361       39,400
stock at$1.00 per share-compensation

Additional paid in capital for stock options
and warrants                                                                   146,375      146,375
                                                 ---------    ----------    ----------   ----------

Common Stock at September 30, 2001               8,535,123    $    8,535    $7,213,133   $7,221,668
                                                ==========    ==========    ==========   ==========

Item 6. Exhibits and Reports on Form 8-K

     The following exhibits are included herein:



Exhibit 4 - Stock options issued to Ted Witham pursuant to Employment Agreement
            Warrants for 38,000 shares issued to Francorp, Inc. (1)
            Warrants for 2,000,000 shares issued to Rider Insurance Company (1)

Exhibit 10 -Employment Contract between Health Express USA, Inc. and
            Ted Witham. (employee)
            Franchise Development Agreement with Francorp, Inc.(1)
            Lease between Healthy Bites Grill of Boca, Inc. and Lester M. Entin Associates (2)


(1) Previously filed as Exhibit to Form 10-QSB on August 13, 2001.
(2) Previously filed as Exhibit to Form 10-QSB on May 14,2001

                                  Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HEALTH EXPRESS USA, INC.
                                          ------------------------
                                          (Registrant)

                                          /s/ Douglas Baker
--------------------------                ------------------------------
Date                                      Douglas Baker, President




                                          /s/ Bruno Sartori
--------------------------                -------------------------------
Date                                      Bruno Sartori, Chief Financial Officer