Form 10QSB/A
period 2001-09-30
HEALTH EXPRESS USA INC
filed 2002-03-28
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


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


AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida
November 9, 2001


PART 1: FINANCIAL INFORMATION

      Item 1: Financial Statements
                                                        HEALTH EXPRESS USA, INC.
                                                   CONSOLIDATED BALANCE SHEETS
                                         September 30, 2001 (unaudited) and December 31, 2000

                                                             ASSETS
                                                                        Sept 30,      December 31,
                                                                          2001            2000
                                                                       -----------    -----------
CURRENT ASSETS
      Cash and cash equivalents                                        $   427,380    $     9,170
      Inventory                                                             14,869         19,598
      Prepaid expenses and other                                             3,575             --
                                                                       -----------    -----------
      TOTAL CURRENT ASSETS                                                 445,824         28,768


PROPERTY AND EQUIPMENT, net                                                304,828        314,000

DEPOSITS                                                                    63,121          4,861
                                                                       -----------    -----------


      TOTAL                                                            $   813,773    $   347,629
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
      Accounts payable                                                 $    68,924    $    61,387
      Current portion of capital lease obligation                            8,824          6,973
                                                                       -----------    -----------

      TOTAL CURRENT LIABILITIES                                             77,748         68,360
                                                                       -----------    -----------


LONG TERM PORTION - Capital lease obligation                                 8,360         15,226
                                                                       -----------    -----------


STOCKHOLDERS ' EQUITY
Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized
8,535,123 and 6,467,722 issued and outstanding at September 30, 2001
and December 31, 2000 respectively                                           8,535          6,468
Additional paid-in capital                                               7,336,633      5,687,429
Accumulated deficit                                                     (6,617,503)    (5,429,854)
                                                                       -----------    -----------


      TOTAL STOCKHOLDERS' EQUITY                                           727,665        264,043
                                                                       -----------    -----------

      TOTAL                                                            $   813,773    $   347,629
                                                                       ===========    ===========

                                      HEALTH EXPRESS USA, INC.
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (Unaudited)
                          FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                                            Nine Months     Three Months    Nine Months    Three Months
                                               Ended           Ended          Ended           Ended
                                            September 30,   September 30,  September 30,   September 30,
                                                2001            2001         2000              2000

REVENUES, net                                $   326,002    $    79,795    $   200,256    $   105,491
COST OF SALES                                    154,915         35,385        103,555         51,491
                                             -----------    -----------    -----------    -----------
GROSS PROFIT                                     171,087         44,410         96,701         54,000
                                             -----------    -----------    -----------    -----------
CONTROLLABLE AND OTHER
RESTAURANT EXPENSES
Labor                                            163,747         40,787        131,507         68,102
Occupancy                                         44,612         15,674         24,202          9,411
Marketing                                          2,846            383         25,786         13,846
Repairs                                           21,044          2,788          8,911          2,296
Other direct costs                                52,941         17,904         43,034         17,311
                                             -----------    -----------    -----------    -----------
                                                 285,190         77,536        233,440        110,966
                                             -----------    -----------    -----------    -----------
OTHER EXPENSES
Compensation                                     384,012         64,990        180,769         11,371
Compensatory stock options                       146,375         81,500         24,000         14,250
Depreciation                                      68,612         22,911         40,228         22,130
Interest expense                                   4,753          1,445             --             --
General and Administrative                       346,293        195,625        206,237         49,096
                                             -----------    -----------    -----------    -----------

                                               1,703,545        489,971        451,234         96,847
                                             -----------    -----------    -----------    -----------
TOTAL EXPENSES                               $ 1,358,735    $   567,507    $   684,674    $   207,813
                                             -----------    -----------    -----------    -----------
LOSS BEFORE PROVISION
FOR INCOME TAXES                              (1,187,648)      (523,097)      (587,973)      (153,813)

PROVISION FOR INCOME TAXES                                          --             --             --
                                             -----------    -----------    -----------    -----------
        NET LOSS                             $(1,187,648)   $  (523,097)   $  (587,973)   $  (153,813)
                                             ===========    ===========    ===========    ===========



LOSS PER COMMON SHARE:
Basic and diluted                            $     (0.15)   $     (0.06)   $     (0.10)   $     (0.02)
                                             ===========    ===========    ===========    ===========

Weighted average common shares outstanding     7,674,953      8,526,367      6,125,463      6,437,710
                                             ===========    ===========    ===========    ===========



                           See notes to consolidated financial statements


                                      HEALTH EXPRESS USA, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited)
                          FOR THE PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


                                                                       Nine Months      Nine Months
                                                                           Ended            Ended
                                                                       September 30,    September 30,
                                                                            2001            2000
                                                                       -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                       $(1,187,648)     $  (587,973)
        Adjustments to reconcile net loss to net cash used in
        operating activities
           Depreciation                                                     68,612           40,228
           Common stock issued for services                                298,525           75,275
           Issuance of stock options                                       269,875           24,000
           Changes in certain assets and liabilities
               Inventory, prepaid expenses and other assets                (57,106)         (14,399)
              Accounts payable                                               7,537          (24,999)
                                                                       -----------      -----------


                  NET CASH USED IN OPERATING ACTIVITIES                   (600,205)        (487,868)
                                                                       -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                 (59,440)        (107,273)
                                                                       -----------      -----------

                  NET CASH USED IN INVESTING ACTIVITIES                    (59,440)        (107,273)
                                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on capital lease obligation                                (5,015)          (1,471)
        Net proceeds from issuance of common stock                       1,082,870          598,000
                                                                       -----------      -----------

                  NET CASH PROVIDED BY FINANCING ACTIVITIES              1,077,855          596,529
                                                                       -----------      -----------

                  NET INCREASE IN CASH AND CASH EQUIVALENTS                418,210            1,388

CASH AND CASH EQUIVALENTS, Beginning of the period                           9,170           70,553
                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS, End of the period                           $   427,380      $    71,941
                                                                       ===========      ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for interest                       $     4,752      $     2,688
                                                                       ===========      ===========
        Cash paid during the period for income taxes                   $        --      $        --
                                                                       ===========      ===========


                           See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (unaudited)




This report is being amended to correct the accounting for a single equity transaction, to record additional compensation resulting from the issuance of stock options to an employee. Under SFAS 123, the granting of stock options results in compensation, and the fair value of the stock options granted during the three months ended September 30, 2001 was estimated using the Black-Scholes option model. This amendment includes a correction of the amount of compensation, increasing such compensation by $123,500 as a result of a correction in the assumptions used in applying the Black-Scholes model.


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

Results of Operations


Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship restaurant began operations on April 10, 2000 and the Company did not report any revenues for the quarter ending March 31, 2000. For the period ending September 30, 2001, Healthy Bites Grill, Inc., the subsidiary that operates the restaurant, reported net revenues of $326,002 and losses of $114,103. The total consolidated loss of $1,187,648 for the period ending September 30, 2001 includes losses from restaurant operation and other expenses in the amount of $1,073,545, which include expenses incurred by Health Express Franchise Company totaling $66,000 for legal and franchise fees and expenses incurred by Healthy Bites Grill of Boca, Inc. totaling $64,725 for rent and real estate taxes.


Health Express USA, Inc. - September 30, 2001 as compared to September 30, 2000


The expenses for the period ending September 30, 2001 of $1,073,545 for non-restaurant operations include compensation paid to officers and directors and employees of $419,375 in stock and options (non-cash). Excluding depreciation expense of $68,612 and other non-cash compensation for services of $149,025, Health Express USA, Inc. incurred net cash losses for non-restaurant operations of $436,533.

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


                                          HEALTH EXPRESS USA, INC.
                                          ------------------------
                                          (Registrant)

 March 28, 2002                            /s/ Douglas Baker
--------------------------                ------------------------------
Date                                      Douglas Baker, President




 March 28, 2002                           /s/ Bruno Sartori
--------------------------                -------------------------------
Date                                      Bruno Sartori, Chief Financial Officer