Form 10KSB40
period 2001-12-30
HEALTH EXPRESS USA INC
filed 2002-04-01
CIK 1070050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended                                    Commission File No.
December 30, 2001                                                 02-27569

                            HEALTH EXPRESS USA, INC.
                             -----------------------
                 (Name of small business issuer in its charter)


             Florida                                            65-0847995
------------------------------                               -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                       275 Commercial Boulevard, Suite 260
                         Fort Lauderdale, Florida 33308
                        ---------------------------------
                    (Address of principal executive offices)

Issuer's telephone number: (954) 776-5401
Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

                    Common Stock, $ 0.001 par value per share
                    -----------------------------------------
                                (Title of Class)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                                   YES  X       NO
                                                      ----        ----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for its most recent fiscal year.     $ 398,886

     Based on the closing sale price on February 28, 2002 the aggregate market value of the voting common stock held by non-affiliates of the registrant is $2,622,500.

As of February 28, 2002 the Registrant had 9,290,323 shares of common stock outstanding

                     Form 10-KSB FOR THE YEAR ENDED DECEMBER 30, 2001

                                TABLE OF CONTENTS
                                -----------------

                                                                                           Page
                                                                                           ----
PART I
     Introductory Note                                                                      1
     Item 1.    Description of Business                                                     2
     Item 2.    Description of Property                                                     6
     Item 3.    Legal Proceedings                                                           6
     Item 4.    Submission of Matters to a Vote of Security Holders                         6

PART II
     Item 5.    Market for Common Equity and Related Stockholder Matter                     7
     Item 6.    Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                       9
     Item 7.    Financial Statements                                                        16
     Item 8.    Changes in and Disagreements with Accountants on Accounting and             16
                Financial Disclosure.

PART III
     Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                           16
     Item 10.   Executive Compensation                                                      18
     Item 11.   Security Ownership of Certain Beneficial Owners and Management              20
     Item 12.   Certain Relationships and Related Transactions                              21

PART IV
    Item 13.    Exhibits and Reports on Form 8-K.                                           22

    Signatures                                                                              23

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

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

Health Express USA, Inc. ("Health Express" or the "Company"), was incorporated in Florida on July 2, 1998 for the purpose of developing a health and gourmet fast food restaurant for franchising. On April 10, 2000, the company began operations of its first restaurant, Healthy Bites Grill, in Fort Lauderdale, Florida. The Company operates the restaurant through a wholly owned subsidiary, Healthy Bites Grill, Inc., incorporated in Florida on January 26, 1999. The restaurant offers eat-in, take out, and drive-thru service. This restaurant has proved as a testing ground in determining, among other factors, consumer menu item preferences, ideal market demographics, kitchen equipment requirements, food pricing guidelines, and labor and sales targets for profitable operations. Even though the restaurant has reported losses since the start of operations, consumer response to our menu items has been positive. As a result of an evaluation of the requirements for profitable operations, the Management has determined to expand to a second restaurant location and proceed with the preparation of a franchise circular. On May 7, 2001, Health Express entered into a lease agreement for a second restaurant in Boca Raton, Florida. This restaurant is currently being remodeled for an expected opening date in summer of 2002 and will serve as the model for future franchisees'operations. Health Express is also in the process of completing a Uniform Franchise Offering Circular (UFOC) to launch the franchise phase of the Company's mission statement. The Company will operate the second restaurant through a wholly owned subsidiary, Healthy Bites Grill of Boca, Inc. and franchise operations will be conducted through a wholly owned subsidiary, Health Express Franchise Company. Both subsidiaries were incorporated in Florida on May 7, 2001.

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

This location is located within a commercial, hospital and residential area of middle to upper class neighborhoods and has given the Company a testing ground to survey consumer appeal to a developing menu based on healthy and good tasting items. This menu is comprised, in part, by burgers, wraps and pockets, solo pizzas and salads. A juice bar offers smoothies, juices and power drinks. Burgers and wraps include the "Healthy Bites Veggie Burger", grilled turkey burger and chicken breast, buffalo and sirloin burgers, grilled tofu club, tuna filet, grilled portabella mushroom and various pocket sandwiches. All pizzas are made with homemade tomato sauce and served with soy cheese or mozzarella with a variety of fresh toppings. Salads are prepared daily with fresh greens and are served with a variety of signature dressings. Oven fries, vegetarian chili and pasta salads are included in the a la carte selection.

The Boca Raton restaurant, which is currently under remodeling, is expected to start operations in the summer of 2002. As a result of the experience in Fort Lauderdale, Management feels that Boca Raton, as a location, represents a substantial improvement. From a demographics standpoint, the per capita income in Palm Beach County, where Boca Raton is located, is approximately $42,000 compared to $29,000 for Broward County, where the current restaurant is operating. While the Fort Lauderdale location appeared excellent, Management found that the heavy traffic was primarily a "to and from work" traffic flow. It also found that the immediately adjacent residential area was occupied primarily by retirees and working class households with a preference to more traditional and lower priced eating venues. The higher income neighborhood, close to the Fort Lauderdale restaurant, did not provide the expected patronage because these more affluent consumers seem to prefer casual dining at eating-places close to the beach. It also proved difficult to attract the seasonal residents and tourists away from beach dining. As a result, the Fort Lauderdale restaurant experienced good volume during business lunch but a weak dinner crowd. However, while sales volumes have been low, Management has noticed a consistent following of restaurant patrons consisting of higher income individuals with an educated taste. These factors have led Management to identify demographics as the principal factor affecting sales volumes and to look for a location with a greater concentration of higher income population.

The Boca Raton restaurant is located adjacent to the only major shopping mall in Boca Raton, Florida. Boca Raton's population density is centralized in a relatively small area, close to the main north/south highway and includes a major university, a large financial and service business district and several strip malls. Surrounding these urban centers is a community of primarily higher income households, singles and a thriving "yuppie" community with discriminating taste and buying power.

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

Management anticipates that it may have competition from established health food stores and small single proprietary health food restaurants. Management believes that there are limited direct competitors in the area of healthy fast food in South Florida. It is also the opinion of management, although no assurances can be given, that the Company has a competitive edge which is based on a combination of consumer demands for a reasonably priced healthy meal in less time and with consistently good taste. Competitors in the health food market, such as Wild Oats or Whole Foods, which are operating in Fort Lauderdale, are currently successful but do not offer fast food with the convenience of a drive-thru. While the Fort Lauderdale restaurant has been able to attract a loyal and consistent following, sales volumes have not reached sufficient levels for profitable operations. Management believes that this location does not represent the ideal demographics for a high volume business.

The competition in the Boca Raton location is primarily from established casual dining restaurants with above average ticket prices. However, because of a more selective consumer, there are very few traditional fast food restaurants near our location. As a result of its experience in Fort Lauderdale, management believes that Boca Raton provides the ideal location and demographics to fulfill the potential of its concept.

Sources and Availability of Products and Supplies

The Company has selected to carry and use several products with national brand name recognition, which consumers already identify with as high quality products in the health food industry. The products include meal supplements such as Met-Rx protein shakes, Myoplex protein shakes, and numerous other recognized nutrition bars and supplements.

Food distributors include Alliant and Sysco for bulk service ingredients, Green Garden for greens and sprouts, Spiegel for buffalo and sirloin meats and Elite for various produce. The Company does not have contracts with the above suppliers but has established wholesale purchase agreements for bulk purchases, as is industry practice.

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

Governmental Approvals

There were no federal guidelines that regulated the construction of the restaurant. The Company received all appropriate permits and licensing for the site development from the City of Oakland Park, Florida, including environmental issues. The Company has also received all appropriate permits and licensing for the remodeling of the Boca Raton restaurant location.

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

Upon completion of all inspections required for construction of the restaurant in Fort Lauderdale, the city of Oakland Park issued an occupational license and the State of Florida issued a Business Regulations License. After opening, the restaurant is inspected every four months by the State for compliance with health and sanitation codes. Fire codes are inspected by the local fire marshal. The Company has not experienced any additional material costs associated with government regulations or compliance thereof.

Consumer Research

The Company has conducted internally generated surveys through the use of consumer response cards collected at the restaurant where they are available at the counter for voluntary use by customers. The responses generated by these cards have provided management with valuable information concerning consumer preferences and demands. The Company has been able to make menu changes to keep pace with these preferences. As a result the Company has developed a healthy broad-based menu, which is currently incorporated in the franchise circular.

Facilities and Employees

The Company leases corporate headquarters in Fort Lauderdale, Florida for management, accounting, and administrative services. A warehouse facility near the Fort Lauderdale restaurant serves for storage of non-food items and equipment. The Fort Lauderdale restaurant is on a leased property located approximately two miles from the corporate office.

There are currently 5 employees at the corporate level and approximately 9 employees at the Fort Lauderdale restaurant, of which 3 are full time and 6, are part time. None of the present employees are represented by a labor union and it is anticipated that no future employees will be union represented. The Company considers its employee relations to be good.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company leases approximately 1,000 square feet for its corporate headquarters in Fort Lauderdale, Florida. The lease is on a month-to-month basis with monthly rent of $1,049.

The restaurant in Fort Lauderdale is located at 1538 E. Commercial Boulevard, approximately two miles from the headquarters. On January 25, 1999 the Company entered into a five-year lease for this property with three renewal options of three years each. Monthly payments are $3,250 with yearly increases. The existing structure comprised of 3,129 square feet has been renovated and improved to serve as the Company's flagship restaurant operation. It is located on a major east-west thoroughfare in the northeast section of the city. The location is adjacent to or near businesses, medical centers and hospitals. The restaurant is easily accessible by several major streets including Interstate 95 and US 1. There is a Gold's Gym directly across the street from the restaurant and a new Bally's fitness center recently opened within a mile. The northeast section of Fort Lauderdale contains several middle class and upper class neighborhoods with waterfront homes and three major high schools. Commercial Boulevard is also used for access to the intracoastal and the beaches, which attracts visitors and residents year-round for recreation and shopping.

The restaurant in Boca Raton is expected to open in summer of 2002 and is adjacent to the major shopping mall approximately two miles from the north/south interstate at 21300 St. Andrews Boulevard. This restaurant is a freestanding building, previously used as a fast food restaurant with an existing drive-thru facility. On May 7, 2001, the Company entered into a five-year lease, with two five-year options. Initial monthly rental payments are $8,333.33 plus common area maintenance of $1,900 and real estate taxes of $1,400. This restaurant is approximately 4,000 square feet with a capacity of inside seating for approximately 98 customers. Located within a strip mall, it offers ample parking and easy access for both northbound and southbound traffic. This location is within a much more centralized and densely populated area of businesses and shopping than the Fort Lauderdale location. The surrounding residential area is also of a much higher income bracket.

ITEM 3.  LEGAL PROCEEDING

The Company is not involved, nor has been involved in any legal proceedings since its inception.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS.

On August 27, 2001 the Company held its annual meeting of shareholders in order to elect the Board of Directors and ratify the selection of Ahearn Jasco + Company, P.A. as independent auditors.

PART II

ITEM 5. MARKET FOR HEALTH EXPRESS USA, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock currently trades on the Over-The-Counter Bulletin Board (OTC:BB) under the trading symbol "HEXS".

The following table sets forth the highest and lowest bid prices for the Common Stock for each calendar quarter and subsequent interim period since January 1, 2000, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                     Bid Prices
                                                     ----------
                                                 High         Low
                                                 ----         ---
2000
----
First Quarter                                    3.75         2.13
Second Quarter                                   3.00         1.13
Third Quarter                                    1.69          .75
Fourth Quarter                                   1.75          .75

2001
----
First Quarter                                    1.22          .75
Second Quarter                                   2.50          .80
Third Quarter                                    2.55          .80
Fourth Quarter                                   1.39          .80

2002
----
First Quarter (through Feb.28, 2002)             1.25          .95

The Company presently is authorized to issue 50,000,000 shares of Common Stock with $ 0.001 par value. As of February 28, 2002 there were 59 holders of record of the Company's common stock and 9,290,323 shares issued and outstanding.

The Company is authorized to issue 10,000,000 shares of $0.01 par value preferred stock, none of which is outstanding. The preferred stock, which is commonly known as "blank check preferred", may be issued by the Board of Directors with rights, designations, preferences and other terms, as may be determined by the Directors in their sole discretion, at the time of issuance.

Dividends

The Company has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on the Company's operations, its capital requirements, and its overall financial condition.

Changes in Securities

During the year ended December 30, 2001 the Company issued the following securities.


                                                                Common Stock
                                                        ----------------------------       Additional
                                                          Shares            at Par           Paid-In
                                                          Issued            Value            Capital           Total
                                                        ----------        ----------        ----------       ----------
Common Stock at December 31, 2000                        6,467,722        $    6,468        $5,687,429       $5,693,897

Contribution of 200,000 shares of restricted
stock at $0.001 per share                                 (200,000)             (200)              200               --

Issuance of 306,000 shares of restricted
stock at $0.75 per share-officer compensation              306,000               306           229,194          229,500

Issuance of 29,000 shares of restricted
stock at $0.35 per share-private offering (a)(1)            29,000                29            10,121           10,150

Issuance of 7,634 shares of restricted
stock at $1.31 per share-exercise of options                 7,634                 7             9,993           10,000

Issuance of 38,700 shares of restricted
stock at $0.35 per share-exercise of options                38,700                39            13,506           13,545

Issuance of 140,500 shares of restricted
stock at $0.35 per share-exercise of warrants              140,500               141            49,034           49,175

Issuance of 39,500 shares of restricted
stock at $0.75 per share-compensation                       39,500                38            29,587           29,625

Issuance of 1,666,667 shares of restricted
stock at $0.60 per share-private offering (a)(2)         1,666,667             1,668           998,332        1,000,000

Issuance of  39,400 shares of restricted
stock at $1.00 per share-compensation (b)                   39,400                39            39,361           39,400

Issuance of 15,000 shares of restricted
stock at $0.75 per share-compensation                       15,000                15            11,235           11,250

Additional paid in capital for stock options
and warrants                                                    --                --           269,875          269,875
                                                        ----------        ----------        ----------       ----------

Common Stock at December 30, 2001                        8,550,123        $    8,550        $7,347,867       $7,356,417
                                                        ==========        ==========        ==========       ==========

(a) During the year ended December 30, 2001, the Company sold securities pursuant to an exemption from registration under the Securities Act of 1933, as amended. (the "Securities Act")

                                       No. of
(1)    Date            Title           Shares       Price      Proceeds
       -----           -----           ------       ------     --------

      1/29/2001     Common Stock        29,000      $0.35     $    10,150

The securities were sold to an accredited investor pursuant to Rule 506 of Regulation D.

                                       No. of
(2)    Date            Title           Shares       Price      Proceeds
      -------          -----           ------       ------     --------

      5/4/2001      Common Stock     1,666,667      $0.60     $ 1,000,000

The securities were sold to an accredited investor pursuant to Rule 506 of Regulation D. Totaling offering price $1,000,000 representing 1,666,667 shares at $0.60 per share. In addition, on May 2, 2001 the Company also issued this investor warrants to purchase 2,000,000 shares of restricted common stock at $1.00 per share, expiring on May 2, 2011.

(b) Some of these shares were issued under an agreement with Francorp, Inc. to assist in developing and implementing a comprehensive franchise program. The agreement, dated July 10, 2001, is for one year for a total fee of $136,000 paid as follows: $60,000 cash paid on July 9, 2001 plus 37,400 shares of the Company's restricted common stock, issued on July 23, 2001. In addition, on July 31, 2001 the Company issued to Francorp warrants to purchase 38,000 shares of the Company's restricted common stock at $2.00, expiring on July 31, 2006.

(c) After the year ending December 30, 2001, the Company sold the following securities pursuant to an exemption from registration under the Securities Act.

                                     No. of
       Date            Title         Shares         Price       Proceeds
       -----           -----         ------         ------      --------

      2/13/2002     Common Stock     1,008,000      $0.25     $ 252,000

The securities were sold to an accredited investor pursuant to Rule 506 of Regulation D. Total offering price $252,000, representing 1,008,000 shares at $0.25 per share

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

The Company reported a consolidated loss of $1,375,776 or $(0.17) per basic and diluted common share for the year ended December 30, 2001, compared to a loss of $741,607 or $(0.12) per basic and diluted common share for the year ended December 31, 2000. The Company began restaurant operations on April 10, 2000 and reported revenues in 2001 of $398,886 compared to revenues for the period April 10, 2000 to December 31, 2000 of $284,471. Restaurant operations reported a total loss of $144,071 for 2001 compared to $188,549 for the period April 10, 2000 to December 31, 2000. The decrease in the loss is attributed to improved food and labor costs (see Restaurant Operations below). Non-cash expenses, principally stock, warrants and stock options compensation are included in the consolidated loss for the year 2001 and 2000. The following summary sets forth cash and non-cash expenses for the year 2001 and 2000.

                                                          2001          2000

Restaurant Revenues                                  $   398,886    $   284,471
Food, labor, controllable
And other restaurant expenses                           (542,957)      (473,020)
                                                     -----------    -----------
Loss from Restaurant Operations                         (144,071)      (188,549)

Other cash expenses:
General and Administrative                              (389,398)      (363,545)
Franchise operations                                     (66,000)            --
Pre-opening expenses, Boca Raton                        (105,156)            --

Non-cash expenses:
Depreciation                                             (91,501)       (62,358)
Stock and stock options compensation                    (502,250)      (127,155)
Franchise operations-stock compensation                  (77,400)            --
                                                     -----------    -----------

Consolidated Loss                                    $(1,375,776)   $  (741,607)
                                                     ===========    ===========

General and administrative expenses reported a modest increase of $25,853, to $389,398 in 2001 compared to $363,545 in 2000. However, the Company incurred expenses for the Boca Raton location, currently under remodeling, of $105,156, principally for rent, real estate taxes and insurance. Health Express also incurred franchising costs of $66,000 paid in cash and $77,400 paid in stock for consultation and preparation of the franchise circular and restaurant operational manuals.

The increase in stock and stock options compensation of $375,095, to $502,250 in 2001 from $127,155 in 2000 is due principally to an increase in stock compensation paid to officers, directors and employees.

RESTAURANT OPERATIONS

Restaurant operations reported sales, food, beverage and paper costs, labor, and controllable and other expenses for the year 2001 and 2000 as follows:

                                          2001       %            2000        %

Sales                                  $ 398,886               $ 284,471
Food,beverage & paper cost              (180,982)   45%         (144,210)    51%
Labor                                   (199,701)   50%         (183,482)    65%
Controllable and other expenses         (162,274)   41%         (145,328)    51%
                                       ---------               ---------
Loss from restaurant operations        $(144,071)              $(188,549)
                                       =========               =========

Restaurant operations for 2001 reported the following on a quarterly basis.


                         Fourth        Third        Second         First         Total
                       ---------     ---------     ---------     ---------     ---------
Sales                  $  72,884     $  79,795     $ 132,231     $ 113,976     $ 398,886

Food & paper cost        (30,067)      (31,385)      (59,936)      (59,594)     (180,982)
%                             41%           39%           45%           52%

Labor                    (35,954)      (40,787)      (58,163)      (64,797)     (199,701)
%                             49%           51%           44%           57%

Controllable & other     (36,831)      (40,749)      (52,159)      (32,535)     (162,274)
                       ---------     ---------     ---------     ---------     ---------
%                             51%           51%           39%           28%

Loss from restaurant
operations             $ (29,968)    $ (33,126)    $ (38,027)    $ (42,950)    $(144,071)
                       =========     =========     =========     =========     =========

The decreases in sales in the third and fourth quarter are due to reduced hours of operations. Management believes that the above margins of operations are unacceptable in order to run a profitable operation and that the Fort Lauderdale restaurant cannot serve as a model for future franchise operations. Some of the problems identified by Management are as follows:

1.       Lack of available parking to support heavy volume.
2.       Insufficient seating.
3.       Kitchen equipment inadequate for fast service operations.
4.       Identifying and recruiting quality restaurant personnel.
5. Need for an experienced and proven Corporate Executive to implement and monitor controls over restaurant operations.

Management believes that the principal factor, however, which has contributed to a low sales volume and created a level of operational stress is that the Fort Lauderdale restaurant is not located within a demographic area reflective of the target market of the Company's concept.

While Management has been aware of the above problems, some positive factors have been noted as a result of an overall review of restaurant operations for a determination of the feasibility of the Company's ultimate objective of franchising its operations.

1. Consumer response to menu items. Management has found that, while insufficient for profitable operations, the restaurant has created a loyal following of customers. With no predominant group represented in terms of age or sex, our customers tend to be from an upper income level, educated, and with good disposable income. Various price increases have received little resistance.

2. Average check. With an overall average check of $8.70 Management believes that there is room for additional price increases. Combined with better purchasing strategies, tighter portion and food costing controls, Management believes that it can achieve a targeted food, paper and beverage cost of approximately 35%, from the current 40%, while maintaining an average check of just under $10. Management plans for initial menu prices at our Boca Raton restaurant to be higher than at the Fort Lauderdale location.

3. Parking, seating and kitchen equipment. Management believes that these problems are of a structural nature and can be resolved with identifying a location, which offers both ample parking and internal seating for a high volume operation. The kitchen layout at our Boca Raton location has been totally redesigned and equipped with state of the art equipment for faster food preparation.

4. Personnel requirements. Management believes that the Boca Raton operation will require highly motivated and better-trained personnel. Implementation and monitoring of internal controls over restaurant operations also has to improve. Management is planning to add an experienced and proven Restaurant Executive at the corporate level to manage restaurant and franchise operations.

DEMOGRAPHICS - CENSUS ANALYSIS

A study of the demographics of the population based on Florida Census data as reported by the Federal Financial Institutions Examinations Council (FFIEC) for the Fort Lauderdale location compared to the Boca Raton location reflects the following. The statistics are based on zip code and tract and represent census data from population within the location's zip code or tract.

                                 Fort Lauderdale                 Boca Raton
                                 ---------------                 ----------

Income Level                         Middle                         Upper
2001 Median Family Income           $51,761                       $90,024
Tract Population                      7,325                         4,572
Median age of housing                    25                             7
Minority                                 12%                            7%

The above data reflects demographics for the Boca Raton location area with a population with a much higher income level than the Fort Lauderdale location. Management, therefore, feels that Boca Raton will provide the ideal demographics for the restaurant's quality foods.

FRANCHISING OPERATIONS

On July 10,2001 the Company entered into an agreement with Francorp, Inc., a major franchise consulting group to develop and implement a comprehensive franchise program. This program provides assistance in various phases including:

-Strategic planning and program structure
-Franchise documentation
-Franchise operations manuals
-Franchise marketing plan
-Franchise sales consulting
-One year consulting services

Francorp, with the assistance of the Company, has completed a review draft of the Operations Manuals and a Recipe and Prep Book. The Operations Manuals and Recipe and Prep book outline specific operational procedures with recommended guidelines for menu item pricing and labor costs. These recommended guidelines will be strictly implemented at the new Boca Raton restaurant, which will serve as the prototype for future franchisee operations. The Company plans to begin franchising efforts as soon as restaurant operations in Boca Raton are in line with projected sales, costs and profitability targets.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,375,776 and $741,607 for the years ended December 30, 2001 and December 31, 2000, respectively, and has an accumulated deficit of $6,805,630 at December 30, 2001. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

Cash used in operating activities was $707,013 for the year ended December 30, 2001 compared to $549,516 for 2000. The increase in cash used was due primarily to pre-opening expenses of $105,156 incurred for the Boca Raton location and franchising expenses.

Cash used in investing activities was $166,885 in 2001 compared to $109,984 in 2000. Cash provided by financing activities was $1,075,897 during fiscal year 2001 compared to $598,117 during the same period in 2000. This increase was due to higher proceeds from sales of equity securities.

The Company has incurred losses since its inception. Management believes that it will require approximately $150,000 in additional capital to fund restaurants operations for the Fort Lauderdale restaurant and for pre-opening opening expenses for the Boca Raton location and approximately $550,000 in additional capital to complete construction of the Boca Raton restaurant. The Company has currently approximately $210,000 in cash and cash equivalents.

The Fort Lauderdale restaurant lost approximately $144,000 and $188,000 for the years ended December 30, 2001 and December 31, 2000, respectively. Management is currently seeking an experienced multi-unit restaurant director, whose responsibility will include improving the operation to a minimum of break-even. If the Company is ultimately unsuccessful in improving the operating results, the Company may decide to discontinue restaurant operations in Fort Lauderdale and sell restaurant assets and equipment.

To raise additional funds the Company may seek additional financing through the sale of its debt and/or securities. On March 8, 2002, the Company commenced an offering for sale to accredited investors of up to 250 units at $6,000 per unit, each unit consisting of the Company's common stock and warrants under Regulation D of the Securities Act. The total offering's proceeds, if all the units are sold, is $1,500,000. The Company expects to raise sufficient cash through this offering to meet its short-term capital requirements. However, no assurance is given that the Company will be able to sell any of the units or raise sufficient funds to meet current capital needs. The Company's directors, officers and employees also may provide additional funds by exercising their stock options. If all of the 2,038,000 outstanding warrants at exercise prices of $1.00 and $2.00, and 3,556,800 options held by the directors are exercised, at an exercise price of $0.35, the Company will receive $2,076,000 and $1,244,880, respectively. It may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines or loans from the Company' officers. However, no assurances can be given that the Company will be able to meet its needs through the sale of securities or otherwise. Further, the availability of any future financing may not be on terms that are satisfactory to the Company.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB 133" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position, and measure those instruments at fair value. Changes in the fair value of those derivatives will be reported in earnings or other comprehensive income depending on the use of the derivative and whether the derivative qualifies for hedge accounting. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of all fiscal years beginning after June 30, 2000. The Company adopted SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001. The Company has not identified any derivative instruments, embedded or otherwise, within its contacts and agreements, and the Company does not engage in any hedging activities. Therefore, the adoption of this accounting standard had no impact on the Company's financial statements

In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 in July 2001 did not have an impact on our financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets upon their acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. We do not believe that the adoption of SFAS No.142 will have a material impact on our financial position, results of operation or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of long-lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

The consolidated financial statements of the Company required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements and financial statements schedules.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in accountants or any disagreements with our accountants on accounting and financial disclosures.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

As of February 28, 2002 the Directors and Executive Officers of the Company, their age, positions in the Company, the dates of their initial election or appointment as Directors or Executive Officers, and the expiration of the terms are as follows:

Name of Director/
Executive Officer        Age          Position                   Period Served
-----------------        ---         --------                    -----------

Douglas Baker            39        Director, President and       July 2, 1998
                                   Chief Executive Officer       to date

Marco D'Alonzo           36        Director, Secretary and       July 2, 1998
                                   Chief Operating Officer       to date

Susan Greenfield         37        Director                      May 7, 2001
                                                                 to date

Edward Meyer             44        Director, Audit Committee     June 6, 2000
                                   Member and Director           to date

Bruno Sartori            46        Chief Financial Officer       January 4, 2000
                                                                 to date   (a)
-------------------------------------------------------------------------------
(a) Under employment agreement expiring August 31, 2002

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

SUSAN GREENFIELD

From 1987 to the Present, she has served as Treasurer of Rider Insurance Company, which specializes and leads the industry in insuring motorcycles within the state of New Jersey. Ms. Greenfield has served on the Board of Trustees for the June Bleiwise Supporting Foundation since 1996. Ms. Greenfield received her Bachelor of Science degree in Education from the University of Miami in 1987.

BRUNO SARTORI

Mr. Sartori is a Certified Public Accountant with a background in international banking and public accounting specializing in international consulting. Mr. Sartori is the owner of Sartori CPA, PA and served as the Company's independent auditor up until his resignation on August 12, 1999. He has owned and operated his accounting firm from 1995 up to the present.

EDWARD MEYER

Mr. Meyer is a Certified Public Accountant. As of March of the current year Mr. Meyer has been appointed Director of Finance for Florida Blood Bank. Mr. Meyer has previously served as controller, in Florida, for various private for profit corporations from 1988 to 2001.

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

Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, the Company believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with and filed timely.

ITEM 10.  EXECUTIVE COMPENSATION.

The following table sets forth, for the fiscal year ended December 30, 2001 and December 31, 2000 and 1999 certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2001 exceeds $100,000, (the "Named Executive Officers"), with respect to services rendered by such persons to the Company and its subsidiaries.


                           SUMMARY COMPENSATION TABLE

                 -ANNUAL COMPENSATION- -LONG TERM COMPENSATION-
                  -------------------   ----------------------

                                                                   Other         Restricted    Under       Other
Name and                                                          Compen-          Stock       lying      Compens-
Principal Position                Year     Salary      Bonus       sation          Awards      Options     sation
------------------                ----     ------      -----       ------          ------      -------     ------


                                  2001     $18,955       none         none        $105,000         none        none
Douglas Baker, CEO                2000        none       none      $19,129            none         none        none
and President                     1999        none       none      $10,332            none    2,000,000        none


                                  2001     $18,553       none        none          $30,000         none        none
Marco D'Alonzo, COO               2000        none       none      $15,918            none         none        none
and Secretary                     1999        none       none      $11,624            none    2,000,000        none


                                  2001     $16,596       none         none         $90,000         none        none
Bruno Sartori, CFO                2000        none       none      $38,025         $55,250      150,000        none
                                  1999        none       none         none            none         none        none


David Maltrotti, Executive (a)    2000        none       none      $ 7,050         $12,500         none        none
Vice President                    1999        none       none      $22,180         $12,000      200,000        none

(a) Mr. David Maltrotti's services with the Company terminated effective June 30, 2000. The options to purchase 200,000 shares of the Company common stock were canceled as of the date of termination.

OPTION GRANTS

The following table contains information concerning the stock option grants to each of the Named Executive Officers for the fiscal years ended December 31, 2000 and December 31, 1999. No stock options were granted for the fiscal year ended December 30, 2001. No stock appreciation rights were granted to these individuals during any year.


                                                 Individual Grants
                                                 -----------------
                                   Number of
                                   Securities           % of Total
                                   Underlying        Options Granted      Exercise
                    Year of         Options          to Employees in        Price        Expiration
Name                 Grant          Granted           Calendar Year       ($/Sh)(1)         Date
-----------         ------         ----------        -------------       ----------       ----------
Douglas Baker        1999         2,000,000             47.62                $ 0.35             (2)
Marco D'Alonzo       1999         2,000,000             47.62                $ 0.35             (2)
Bruno Sartori        2000           150,000             65.22                $ 1.31             (3)

--------------------------------------------------------------------------------
(1)    The exercise price is to be paid in cash.
(2) The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options;(ii) he is no longer employed by the Company; and (iii) the expiration of ten years from the date of grant.
(3) The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options: (ii) he is no longer employed by the Company; and (iii) the expiration of the two years and three months from the date of the grant

FISCAL YEAR-END OPTION VALUES

The following table sets forth information regarding each exercise of stock options and the value realized and the number and values of unexercised options held by each of the Named Executive Officers as of December 30, 2001.

                                                               Number of                         Value of
                                                           SecuritiesUnderlying                Unexercised
                                                               Unexercised                      In-the-Money
                                                            Options at 12/30/01             Options at 12/30/01
                       Shares Acquired
 Name                    on Exercise     Value Realized    Exercisable/Unexercisable       Exercisable/Unexercisable
 ----                    -----------     --------------    -------------------------       -------------------------
Douglas Baker            160,000          $56,000           1,840,000       -0-    (1)     $1,380,000        -0-
Marco D'Alonzo           283,200          $99,120           1,716,800       -0-    (1)     $1,287,600        -0-
Bruno Sartori              7,634             none             142,366       -0-    (2)             -0-       -0-

--------------------------------------------------------------------------------
(1) Equal to the fair market value of securities underlying the option at the fiscal year end ($1.10) minus the exercise price ($ 0.35) payable for those securities.
(2) No value is recognized on outstanding options exercisable at 12/31/2000 because the value of the underlying securities $1.10 per share of common stock is greater than the exercise price for those securities ($1.31)

     The Company has not entered into any Long-Term Incentive Plan Awards since inception.

COMPENSATION OF DIRECTORS

     During the year 2001, the Company issued 2,000 shares of the Company's common stock to Edward Meyer, as compensation for services as Director.

EMPLOYMENT AGREEMENTS

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

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information with respect of the beneficial ownership as of February 28, 2002 for any person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock


                           Name and Address of                  Amount and Nature of                 Percentage
Title of Class             Beneficial Owner                     Beneficial Ownership                 of Class (4)
--------------             ----------------                     -------------------------            ------------
Common                   Douglas Baker                                   4,012,000 (1)                    36.05
                         5206 NW 28 St.
                         Margate, Fl. 33063


Common                   Marco D'Alonzo                                  3,567,000 (1)                    32.41
                         3557 Dunes Vista Dr.
                         Pompano Beach, Fl.33069

Common                   Rider Insurance Company                         3,666,667 (2)                    32.48
                         1360 Morris Avenue
                         Union, NJ 07083

SECURITY OWNERSHIP OF MANAGEMENT


Common                   Douglas Baker                                   4,012,000 (1)                    36.05
                         5206 NW 28 St.
                         Margate, Fl. 33063

Common                   Marco D'Alonzo                                  3,567,000 (1)                    32.41
                         3557 Dunes Vista Dr.
                         Pompano Beach, Fl.33069

Common                   Bruno Sartori                                     351,700 (3)                     3.65
                         231 Marine Court, #2
                         Lauderdale b/t Sea, Fl. 33308

Common                   Susan Greenfield                                  336,000                         3.49
                         19277 Natures View Court
                         Boca Raton, Florida 33498


All Officers and Directors
as a group, (5) persons                                                  8,266,700
                                                                         ---------

--------------------------------------------------------------------------------

(1) Mr. D'Alonzo and Mr. Baker have options to purchase 1,716,800 and 1,840,000 shares respectively, of common stock at an exercise price of $ 0.35 per share. The options are exercisable for a period of ten years from June 15, 1999 and are included in the calculation of ownership in accordance with Rule 13(d) of the Securities Act.

(2) Rider Insurance Company has warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $1.00. The warrants are exercisable for a period of ten years from May 2, 2001.

(3) Mr. Sartori has options to purchase 142,366 shares currently exercisable, which are included in the calculation of ownership.

(4) All percentages are calculated based upon 9,290,323 shares issued and outstanding, 3,556,800 options presently exercisable by Messrs. D'Alonzo and Mr. Baker and 142,366 options presently exercisable by Mr. Sartori, and 2,000,000 warrants issued to Rider Insurance Company, which are presently exercisable

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's Common Stock, except as disclosed in the following paragraphs:

     During the fiscal year 2001 Mr. Baker and Mr. D'Alonzo received as additional compensation 140,000 and 40,000 shares of the Company's common stock, respectively.

     Mr. Bruno Sartori, Chief Financial Officer, is employed under a two year and three months employment agreement entered into on May 30, 2000. He was compensated a total of 120,000 shares of the Company's Common Stock for the year 2001 and 35,000 shares of the Company's Common Stock for the year 2000. The agreement also grants Mr. Sartori options to acquire 150,000 shares of the Company's common stock at a purchase price of $1.31 per share. The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options: (ii) he is no longer employed by the Company; and
(iii) the expiration of two year and three months from the date of the grant. As of February 28, 2002 Mr. Sartori has exercised 7,634 of his options.

PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K.

     (a)  Documents filed as part of this report:

          See Index to Consolidated Financial Statements attached, which are filed as part of this report.

     (b) No reports on Form 8-K have been filed during the fourth quarter of its fiscal year by the Company.

     (c)  Exhibits

Exhibit No.

     (2)  Articles of Incorporation, as amended (1)

     (3)ii a By-laws (1)
           b Articles of Incorporation of Healthy Bites Grill of Boca, Inc.
             and Health Express Franchise Company (5)

     (4)  Warrants for 38,000 shares issued to Francorp, Inc. (5)
          Warrants for 2,000,000 shares issued to Rider Insurance Company (5)

     (10) a Lease between Health Express USA, Inc. and Saul Strachman (1)
          b Material Contracts. Employment agreement of Bruno Sartori. (2)
          c Franchise Development Agreement with Francorp, Inc. (5) d Lease between Healthy Bites Grill of Boca, Inc. and Lester M. Entin
            Associates (4)

     (16) Letter of Change of Certifying Accountant (3)

-------------------------------------------------------------------------------

     (1) Previously filed as exhibit to Form 10-SB on October 6, 1999 and incorporated herein by such reference

     (2) Previously filed as exhibit to Form 10-QSB on November 14, 2000 and incorporated herein by such reference

     (3) Previously filed as exhibit to Form 10-SB on December 1, 1999 and incorporated herein by such reference.

     (4) Previously filed as exhibit to Form 10-QSB on May 14, 2001 and incorporated herein by such reference.

     (5) Previously filed as exhibit to Form 10-QSB on August 13, 2001 and incorporated herein by such reference.

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               HEALTH EXPRESS USA, INC.
March 28, 2002



                               By /s/ Douglas Baker
                                  --------------------------------------
                                  Douglas Baker, President




                               By /s/ Bruno Sartori
                                  --------------------------------------
                                  Bruno Sartori, Chief Financial Officer

                                TABLE OF CONTENTS
                                -----------------


INDEPENDENT AUDITORS'  REPORT                                    F-1
-----------------------------


CONSOLIDATED FINANCIAL STATEMENTS
---------------------------------

         Consolidated Balance Sheets                             F-2

         Consolidated Statements of Operations                   F-3

         Consolidated Statements of Stockholder's Equity         F-4

         Consolidated Statements of Cash Flows                   F-5


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       F-6 T0 F-16
------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of
Health Express USA, Inc.

We have audited the accompanying consolidated balance sheets of Health Express USA, Inc. and its subsidiaries (collectively, the "Company") as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Express USA, Inc. and its subsidiaries as of December 30, 2001 and December 31, 2000 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
March 15, 2002

                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                     December 30, 2001 and December 31, 2000

                                     ASSETS
                                     ------
                                                                                   December 30,         December 31,
                                                                                      2001                  2000
                                                                                   -----------          -----------
       CURRENT ASSETS
            Cash and cash equivalents                                              $   211,169          $     9,170
            Inventory                                                                    9,029               19,598
            Prepaid expenses and other                                                  18,871                   --
                                                                                   -----------          -----------

            TOTAL CURRENT ASSETS                                                       239,069               28,768

       PROPERTY AND EQUIPMENT, net                                                     331,735              314,000

       DEPOSITS                                                                         62,510                4,861
                                                                                   -----------          -----------

            TOTAL                                                                  $   633,314          $   347,629
                                                                                   ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

       CURRENT LIABILITIES
            Accounts payable                                                       $    67,301          $    61,387
            Current portion of capital lease obligation                                  9,532                6,973
                                                                                   -----------          -----------

            TOTAL CURRENT LIABILITIES                                                   76,833               68,360
                                                                                   -----------          -----------

       LONG TERM PORTION - Capital lease obligation                                      5,694               15,226
                                                                                   -----------          -----------

       STOCKHOLDERS ' EQUITY
       Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
       Common stock, $0.001 par value; 50,000,000 shares authorized
       8,550,123 and 6,467,722 issued and outstanding at December 30, 2001
       and December 31, 2000 respectively                                                8,550                6,468
       Additional paid-in capital                                                    7,347,867            5,687,429
       Accumulated deficit                                                          (6,805,630)          (5,429,854)
                                                                                   -----------          -----------

            TOTAL STOCKHOLDERS' EQUITY                                                 550,787              264,043
                                                                                   -----------          -----------

            TOTAL                                                                  $   633,314          $   347,629
                                                                                   ===========          ===========


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000

                                                       Year                       Year
                                                       Ended                      Ended
                                                  December 30, 2001          December 31, 2000
                                                  -----------------          -----------------
REVENUES, net                                       $   398,886                $   284,471

COST OF SALES                                           190,681                    144,210
                                                    -----------                -----------

GROSS PROFIT                                            208,205                    140,261
                                                    -----------                -----------

CONTROLLABLE AND OTHER
RESTAURANT EXPENSES
Labor                                                   199,701                    183,482
Occupancy                                                59,105                     39,276
Marketing                                                 2,864                     32,481
Repairs                                                  23,168                     11,357
Other direct costs                                       67,438                     62,214
                                                    -----------                -----------

                                                        352,276                    328,810
                                                    -----------                -----------

OTHER EXPENSES
Compensation                                            476,355                    199,813
Compensatory stock options                              269,875                     37,105
Depreciation                                             91,501                     62,358
Interest expense                                          6,051                      4,023
Pre-Opening expenses                                    105,156                         --
General and Administrative                              282,767                    249,759
                                                    -----------                -----------

                                                      1,231,705                    553,058
                                                    -----------                -----------

TOTAL EXPENSES                                      $ 1,583,981                $   881,868
                                                    -----------                -----------

LOSS BEFORE PROVISION
FOR INCOME TAXES                                     (1,375,776)                  (741,607)

PROVISION FOR INCOME TAXES                                   --                         --
                                                    -----------                -----------

        NET LOSS                                    $(1,375,776)               $  (741,607)
                                                    ===========                ===========

LOSS PER COMMON SHARE:
Basic and diluted                                   $     (0.17)               $     (0.12)
                                                    ===========                ===========
Weighted average common shares outstanding            7,883,566                  6,207,157
                                                    ===========                ===========


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000

                                                             Common Stock
                                                      --------------------------    Additional
                                                       Shares          at Par         Paid-In     Accumulated
                                                       Issued          Value          Capital       Deficit        Total
                                                      -----------    -----------    -----------   -----------    -----------
STOCKHOLDERS' EQUITY, January 1, 2000                   5,640,627    $     5,640    $ 4,955,484   ($4,688,247)   $   272,877

Issuance of 120,500 shares of restricted stock
at $1.50 - private offering                               120,500            121        180,629            --        180,750

Issuance of 300,000 shares of restricted stock
at $1.00 - private offering                               300,000            300        299,700            --        300,000

Issuance of 87,500 shares of restricted stock
at $0.35 - exercise of options                             87,500             88         30,537            --         30,625

Issuance of 256,800 shares of restricted stock
at $ 0.35 - exercise of warrants                          256,800            257         89,623            --         89,880

Issuance of 62,295 shares of restricted
stock for compensation and prizes                          62,295             62         94,351            --         94,413

Additional paid in capital for stock options                   --             --         37,105            --         37,105

Net loss for the year ended December 31, 2000                  --             --             --      (741,607)      (741,607)
                                                      -----------    -----------    -----------   -----------    -----------

STOCKHOLDERS' EQUITY, December 31, 2000                 6,467,722          6,468      5,687,429    (5,429,854)       264,043

Contribution of 200,000 shares of restricted
stock at $0.001 per share                                (200,000)          (200)           200            --             --

Issuance of 29,000 shares of restricted stock
at $0.35 private offering                                  29,000             29         10,121            --         10,150

Issuance of 1,666,667 shares of restricted stock
at $0.60 private offering                               1,666,667          1,667        998,333            --      1,000,000

Issuance of 140,500 shares of restricted stock
at $ 0.35 - exercise of warrants                          140,500            140         49,035            --         49,175

Issuance of 46,334 shares of restricted stock-
exercise of options                                        46,334             46         23,499            --         23,545

Issuance of 399,900 shares of restricted
stock for compensation and prizes                         399,900            400        309,375            --        309,775

Additional paid in capital for stock options
and warrants                                                   --             --        269,875            --        269,875

Net loss for the year ended December 30, 2001                  --             --             --    (1,375,776)    (1,375,776)
                                                      -----------    -----------    -----------   -----------    -----------

STOCKHOLDERS' EQUITY, December 30, 2001                 8,550,123    $     8,550    $ 7,347,867   ($6,805,630)   $   550,787
                                                      ===========    ===========    ===========   ===========    ===========


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000


                                                                              Year Ended            Year Ended
                                                                           December 30, 2001     December 31, 2000
                                                                           -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                               $(1,375,776)          $  (741,607)
       Adjustments to reconcile net loss to net cash used in
       operating activities
          Depreciation                                                             91,501                62,358
          Common stock issued for services                                        309,775                90,050
          Issuance of stock options                                               269,875                37,105
          Changes in certain assets and liabilities
              Inventory, prepaid expenses and other assets                         (8,302)              (11,648)
             Accounts payable                                                       5,914                14,226
                                                                              -----------           -----------

                NET CASH USED IN OPERATING ACTIVITIES                            (707,013)             (549,516)
                                                                              -----------           -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                        (109,236)             (109,473)
       Changes in deposits                                                        (57,649)                 (511)
                                                                              -----------           -----------

                NET CASH USED IN INVESTING ACTIVITIES                            (166,885)             (109,984)
                                                                              -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payments on capital lease obligation                                        (6,973)               (3,138)
       Net proceeds from issuance of common stock                               1,082,870               601,255
                                                                              -----------           -----------

                NET CASH PROVIDED BY FINANCING ACTIVITIES                       1,075,897               598,117
                                                                              -----------           -----------

                NET INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS             201,999               (61,383)

CASH AND CASH EQUIVALENTS, Beginning of the period                                  9,170                70,553
                                                                              -----------           -----------

CASH AND CASH EQUIVALENTS, End of the period                                  $   211,169           $     9,170
                                                                              ===========           ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                               $     6,051           $     4,023
                                                                              ===========           ===========
       Cash paid during the period for income taxes                           $        --           $        --
                                                                              ===========           ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

       During the year ended December 30, 2001 a shareholder made a capital contribution to the Company in the form of the Company's common stock with a value of $150,000.

       During the year ended December 31, 2000 the Company acquired $ 4,363 of property and equipment in exchange for 1745 shares of common stock valued at $ 2.50 per share, which represents the fair value of the equipment

       During the year ended December 31, 2000 the Company entered into a capital lease for $6,297 for restaurant equipment.


                 See notes to consolidated financial statements

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------


Organization
------------
Health Express USA, Inc. was incorporated in the State of Florida on July 2, 1998. Its wholly owned subsidiaries, organized in Florida, are Healthy Bites Grill, Inc., which was incorporated on January 26, 1999 and Healthy Bites Grill of Boca, Inc. and Health Express Franchise Company, which were incorporated on May 7, 2001. The consolidated financial statements are presented following the elimination of any inter-company balances and transactions. Health Express USA, Inc. and its subsidiaries are collectively referred to herein as the "Company". The Company is engaged in operating a gourmet, fast-food health and nutrition restaurant, which began operation in Fort Lauderdale, Florida on April 10, 2000 through its wholly owned subsidiary, Healthy Bites Grill, Inc. Revenue is recognized at the time of sale. All sales are for cash and as a result there are no receivables. The Company plans to expand through franchising and other company owned restaurants. Franchise operations will be conducted through its wholly owned subsidiary, Health Express Franchise Company. The Company also plans to operate in 2002 a second restaurant in Boca Raton, Florida through its wholly owned subsidiary, Healthy Bites Grill of Boca, Inc. The financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with generally accepted accounting principles.

Going Concern Considerations
----------------------------
The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,375,776 and $741,607 for the years ended December 30, 2001 and December 31, 2000, respectively, and has an accumulated deficit of $6,805,630 at December 30, 2001. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

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

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 1 - SUMMURY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

Advertising
-----------
The Company expenses advertising costs to operations in the year incurred. Advertising expense was $53,664 and $66,855 for the years ended December 30, 2001 and December 31, 2000, respectively.

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

                     HEALTH EXPRESS USA, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000
-------------------------------------------------------------------------------

NOTE 1 - SUMMURY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

Segment Reporting
-----------------
Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company's operations are now defined as consisting of two operating segments, restaurant operations and franchising. During the quarter ended June 30, 2001, the Company began its franchising efforts, but has yet to generate any revenues from this activity. Franchising operations reported a loss for the year ended December 30, 2001 of $143,400. The remainder of the Company's loss is attributable to its restaurant operations. The franchising segment has no depreciation or amortization, and its only asset is a minimal amount of cash.

Recent Accounting Pronouncements
--------------------------------
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, it requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of this standard was delayed to fiscal years beginning after June 15, 2000 via the issuance of SFAS No. 137. The Company adopted this standard for its fiscal year beginning January 1, 2001. The adoption of this standard did not have an impact on our results of operations, financial position and cash flows.

 In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS No. 141 are to be accounted for under the purchase method. The adoption of SFAS No. 141 in July 2001 did not have an impact on our financial position, results of operations or cash flows.

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets upon their acquisition. SFAS No. 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value-based test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS No. 142 is to be reported as resulting from a change in accounting principle. We do not believe that the adoption of SFAS No. 142 will have a material impact on our financial position, results of operations or cash flows.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of long-lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. We do not believe that the adoption of SFAS No. 144 will have a material impact on our financial position, results of operations or cash flows.

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000
 ------------------------------------------------------------------------------

NOTE 1 - SUMMURY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------

Other
-----
Certain 2000 amounts have been reclassified to conform to the presentation used for the 2001 financial statements. The Company's accounting period ends on the last Sunday of each calendar quarter.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at December 30, 2001 and December 31, 2000:

                                                          2001            2000
                                                        --------        --------
           Construction costs and leasehold
           improvements - Ft. Lauderdale                $277,585        $277,585
           Construction in progress - Boca               107,721              --
           Restaurant equipment                           95,146          96,471
           Office equipment                                4,722           2,302
                                                        --------        --------

           Total cost                                    485,174         376,358
           Less: Accumulated Depreciation                153,439          62,358
                                                        --------        --------

           Property and equipment, net                  $331,735        $314,000
                                                        ========        ========

Depreciation expense (including amortization of leases) totaled $91,501 and $62,358 for the years ended December 30, 2001 and December 31, 2000, respectively. During 2000 the Company acquired $6,279 of equipment under capital leases. No depreciation expense was recorded in 2001 for construction costs incurred for the Boca Raton restaurant since it has not yet started operations.

NOTE 3 - CAPITAL LEASE OBLIGATIONS
----------------------------------

The Company acquired certain restaurant equipment under the provisions of various long-term leases and has capitalized the minimum lease payments. The leases are for three-year terms beginning in 2000 and terminating in 2003. As of December 30, 2001 and December 31, 2000 the leased property has a recorded cost of $27,001. Depreciation expense in the amount of $9,000 and $4,893 has been charged to operations in the year ended December 30, 2001 and December 31, 2000 respectively.

Future minimum lease payments under the capital leases and the net present value of the future minimum lease payments subsequent to December 30, 2001 are as follows:

              Future minimum lease payments (net of deposit)           $ 19,395
              Amount representing interest                                4,169
                                                                       --------
                       Present value of minimum lease payments           15,226
              Less:  Current portion                                     (9,532)
                                                                       --------
              Long-term capital lease obligation                       $  5,694
                                                                       ========

Future annual minimum Lease payments subsequent to December 30, 2001 are as follows:

                  Year Ending December 31,
                           2002                                        $ 9,532
                           2003                                          5,694
                                                                       --------
                                                                       $15,226
                                                                       =======

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000
-------------------------------------------------------------------------------


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

During the year ended December 30, 2001, the Company sold 1,882,501 shares of common stock thorough private offerings and the exercise of warrants and stock options that resulted in net proceeds of $1,082,870 and issued 399,900 shares of restricted stock for compensation and prizes. Management of the Company placed a value of $309,775 on the services performed.

During the year ended December 30, 2001 Mr. Marco D'Alonzo, a director and officer, made a contribution to the Company of 200,000 shares of common stock.

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------


NOTE 4 - STOCKHOLDERS' EQUITY (continued)
-----------------------------

Initial Unit Offering Warrants
------------------------------
The Company's initial private placement, dated August 1, 1998, represented the issuance of 200,000 units, with each unit consisting of one share of common stock at a price of $0.10 and warrants to purchase seven shares of common stock at $0.70 per share. Total common stock initially available to be issued through the exercise of these warrants was 1,400,000. The expiration date for the exercise of the warrants was originally August 31,1999 and had been extended to June 30, 2001. Outstanding but unexercised warrants expired on June 30, 2001. On June 3, 1999, the Company split the warrants by reducing the exercise price of the outstanding warrants by one-half, to $0.35 per share, and increasing the number by a multiple of two, as follows:

     Warrants outstanding as of August 1, 1998            1,400,000
     Less: Warrants exercised                              (207,333)
                                                         -----------
              Balance of warrants at June 3,1999          1,192,667
     Warrants split two-for-one                           1,192,667
     Less: Warrants exercised after split in 1999          (878,134)
                                                         ----------
              Warrants outstanding, December 31, 1999     1,507,200
     Less: Warrants exercised in 2000                      (256,800)
                                                         ----------
              Warrants outstanding, December 31, 2000     1,250,400
     Less: Warrants  exercised in 2001                     (140,500)
                                                         ----------

      Balance of warrants at June 30, 2001                1,109,900
      Warrants expired at June 30, 2001                  (1,109,900)
                                                         ----------
      Balance of warrants at December 30, 2001                   0
                                                         ==========

Other Warrants
--------------
On July 31, 2001 the Company issued warrants to Francorp, Inc. for the purchase of 38,000 shares of the Company's common stock at an exercise price of $2.00 per share. The exercise period of the warrants expires on July 31, 2006. See Note 7 ,Commitments and Contingencies - Other Agreements.

On May 2, 2001 the Company issued warrants to Rider Insurance Company for the purchase of 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The issuance was in conjunction with their purchase of common stock in the Company. The exercise period of the warrants expires on May 2, 2011.

Stock Options - Employees
-------------------------
During the year ended December 31, 2000, the Company issued 230,000 stock options that are exercisable for 230,000 shares of common stock at fair value exercise prices ranging from $1.30 to $1.50, which generally vests over two years. In accordance with SFAS No. 123, the granting of these stock options resulted in compensation expense of $114,000 that is being amortized to expense over the year vesting period. Also during the year ended December 31, 2000, the Company canceled 230,000 stock options as a result of employees' termination.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 5.0%, zero dividend yield, volatility of 118% and a weighted average expected life of the options of two years.

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------

NOTE 4 - STOCKHOLDERS' EQUITY (continued)
-----------------------------

Stock Options - Employees- (continued)
-------------------------
During the year ended December 30, 2001, the Company issued 200,000 stock options that are exercisable for 200,000 shares of common stock at fair value exercise price of $2.00, which were immediately vested. In accordance with SFAS No. 123, the granting of these stock options resulted in compensation expense of $165,000.

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 5.0%, zero dividend yield, volatility of 55% and a weighted average expected life of the options of three years.

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

Stock Option - Summary
----------------------
The following table represents the Company's stock option activity for the years ended December 30, 2001 and December 31, 2000:

                                                    Optioned    Weighted-Average
                                                     Shares      Exercise Price
                                                   ---------     --------------
Price


Options outstanding at January 1, 2000             3,883,000        $   1.04
                                                   ---------

   Granted during 2000                               230,000        $   0.50
   Exercised during 2000                             (87,500)       $   1.08
   Canceled during 2000                             (230,000)       $   0.36
                                                  ----------

Options outstanding at December 31, 2000           3,795,500        $   1.05

   Granted during 2001                               200,000        $   0.83
   Exercised during 2001                             (46,334)       $   0.98
                                                  ----------
Options outstanding at December 30, 2001           3,949,166        $   1.04
                                                  ==========

At December 30, 2001, all 3,949,166 of the options are currently exercisable.

NASD Approval
-------------
In October 1998, the Company submitted an application to be listed on the NASD OTC Bulletin Board under rule 15c2-11 of the Securities Exchange Act of 1934. On January 5, 1999, the Company's shares were approved for public trading under the symbol HEXS.

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000
-------------------------------------------------------------------------------


NOTE 5 - INCOME TAXES
---------------------

A summary of the provision for income taxes for the period ended December 30, 2001 and December 31, 2000 is as follows:

                                                       2001             2000
                                                    ---------         ---------
          Currently payable                         $      --         $      --
          Deferred benefit                            550,100           254,500
          less: Valuation allowance                  (550,100)         (254,500)
                                                    ---------         ---------
             Provision for income taxes             $      --         $      --
                                                    =========         =========

The deferred benefit, prior to the reduction for the valuation allowance, differs from the federal tax rate primarily due to the effects of state taxes and permanent differences. Net deferred tax assets at December 30, 2001 and December 31, 2000 are as follows:

                                                       2001             2000
                                                   -----------      -----------


Available net operating loss carryovers            $   683,300      $   371,000
Stock option\compensation charges                    1,866,600        1,665,000
Other deferred tax assets                               36,200               --
Less: Valuation allowance                           (2,586,100)      (2,036,000)
                                                   -----------      -----------
        Net deferred tax assets                    $        --      $        --
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

The Company has available tax net operating carryovers ("NOLs") as of December 30, 2001 of approximately $1,920,000. The NOLs will expire beginning in 2018. Certain provisions of the tax law may limit NOL carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership however, management believes that an ownership change has not yet occurred which would cause the NOL carryover to be limited.

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------


NOTE 6 - LEASE COMMITMENTS
--------------------------

The Company leases two properties; one in Fort Lauderdale, Florida and one in Boca Raton, Florida for its restaurant operations with scheduled annual rental increases. The total rental payments are being amortized over the lives of the leases on a straight-line basis in accordance with SFAS No. 13. The Fort Lauderdale lease commenced February 1, 1999 and is for a five-year period terminating on January 31, 2004. The Boca Raton lease commences May 7, 2001 and is for a five-year period terminating on April 30, 2006.
          Future annual minimum rental payments subsequent to December 30, 2001 are as follows:

                           Year Ending
                           December 31,
                           ------------

                                2002                            $154,000
                                2003                             159,650
                                2004                             126,150
                                2005                             121,900
                                2006                              40,633

                                                                --------
                                        Total                   $602,333
                                                                ========

Total rent expense for the years December 30, 2001 and December 31, 2000 was $153,696 and $56,532, respectively.

Warehouse
---------
On June 6, 2000 the Company leased warehouse space for the storage of non-perishable products and supplies. The lease calls for monthly rent of $ 217 on a month-to-month basis.

Corporate Offices
-----------------
Office space is leased from an unrelated party for $ 1,049 per month on a month-to-month basis.


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Other Agreements
----------------
The Company has established supplier relationships with various food and supplies distributors. No contracts or commitments have been entered into and purchases are on a COD basis. There were no purchase commitments as of December 30, 2001.

On July 10, 2001 the Company entered into an agreement with Francorp, Inc., a consulting firm specializing in the development and implementation of comprehensive franchise programs. The agreement is for one year with a total fee of $136,000, which was paid for in cash in the amount of $60,000 plus 37,400 shares of the Company's stock. The Management of the Company placed a value of the stock of $37,400 for the services provided. On July 31, 2001 the Company also issued Francorp, Inc. warrants for 38,000 shares of the common stock at a purchase price of $2.00 per share. The warrants expire on July 31, 2006.

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------


NOTE 7 - COMMITMENTS AND CONTINGENCIES (continued)
---------------------------------------

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

NOTE 8 - NET LOSS PER COMMON SHARE
----------------------------------

For the periods ended December 30, 2001 and December 31, 2000, basic and diluted weighted average common shares include only common shares outstanding, as the inclusion of common share equivalents would be anti-dilutive. However, the common stock equivalents, if converted, would have increased common shares outstanding at December 30, 2001 and December 31,2000 by approximately 5,987,166 shares and 5,045,900 shares, respectively.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

                                                        2001            2000
                                                     ----------      ----------

Common shares outstanding at December 30th            8,550,123       6,467,722
            and December 31st

Effect of weighting                                    (666,557)       (260,565)
                                                     ----------      ----------


Weighted average common shares outstanding            7,883,566       6,207,157
                                                     ==========      ==========

NOTE 9 - SEGMENT INFORMATION
----------------------------

The Company is organized into two reportable operating segments, restaurant operations and franchising. Restaurant operations include the operations of the Company's restaurant in Fort Lauderdale, Florida and expenses incurred by its restaurant in Boca Raton, Florida, which is currently under construction, and consist primarily of rent, real estate taxes and association dues. Franchise operations consist primarily of legal fees and costs associated with the preparation of the Uniform Franchise Offering Circular. See note
1, Organization.

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 30, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------


NOTE 9 - SEGMENT INFORMATION (continued)
-----------------------------

                                        Restaurant                  Consolidated
                                        Operations    Franchising       Total
                                        ----------     ----------     ----------
Revenues
--------

Year ended December 30, 2001            $  398,886     $        0     $  398,886
Year ended December 31, 2000            $  284,471     $        0     $  284,471


Operating Loss
--------------

Year ended December 30, 2001            $1,232,376     $  143,400     $1,375,776
Year ended December 31, 2000            $  741,607     $        0     $  741,607


Segment Assets
--------------

Year ended December 30, 2001            $  633,314     $        0     $  633,314
Year ended December 31, 2000            $  347,629     $        0     $  347,629


Depreciation
------------

Year ended December 30, 2001            $   91,501     $        0     $   91,501
Year ended December 31, 2000            $   62,358     $        0     $   62,358


NOTE 10 - SUBSEQUENT EVENTS
---------------------------

On February 13, 2002 the Company sold 1,008,000 shares of the Company's common stock at a price of $0.25 per share for total proceeds of $252,000. These shares were sold pursuant to an exemption from registration under the Securities Act.

On March 8, 2002 the Company commenced an offering for the sale of equity units consisting of common stock and warrants to accredited investors pursuant to Rule 505 of Regulation D of the Securities Act of 1933, which provides for an exemption from registration under the Securities Act of 1933. The offer is for the sale of 250 units, $6,000 per unit for a total offering of $1,500,000. Each unit consists of 8,000 shares of the Company's Common Stock plus 8,000 purchase warrants which entitle the holder to purchase one share of the Company's Common stock at an exercise price of $1.50 per share for a period of 36 months. The offering period is through at least September 9, 2002.