Form 10QSB
period 2002-03-31
HEALTH EXPRESS USA INC
filed 2002-05-15
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002
                                               ---------------

[x]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from_________to______________

                         Commission file number 02-27569


                            HEALTH EXPRESS USA, INC.
--------------------------------------------------------------------------------
                      (Exact name of small business issuer)

         Florida                                             65-0847995
-------------------------------                           ----------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification Number)


      1761 West Hillsboro Blvd., Suite 203, Deerfield Beach, Florida 33442
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 570-5900
  ----------------------------------------------------------------------------
                         (Registrant's telephone number)


         275 Commercial Blvd., Suite 260, Fort Lauderdale, Florida 33308
  -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X       No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

  Class                                      Outstanding shares at May 10, 2002
-----------                                  ----------------------------------
Common Stock                                            9,290,323

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Board of Directors of
Health Express USA, Inc.

We have reviewed the accompanying consolidated balance sheet of Health Express USA, Inc. (the "Company") as of March 31, 2002, and the related consolidated statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the management of the Company.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements for them to be in conformity with generally accepted accounting principles.



/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida
May 14, 2002

PART 1: FINANCIAL INFORMATION

         Item 1: Financial Statements

                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                March 31, 2002 (unaudited) and December 30, 2001

                                     ASSETS
                                     ------
                                                                  March 31,     December 30,
                                                                    2002          2001
                                                                -----------    -----------
CURRENT ASSETS
     Cash and cash equivalents                                  $   202,679    $   211,169
     Inventory                                                       13,841          9,029
     Prepaid expenses and other                                      22,204         18,871
                                                                -----------    -----------
     TOTAL CURRENT ASSETS                                           238,724        239,069


PROPERTY AND EQUIPMENT, net                                         492,277        331,735

DEPOSITS                                                             65,010         62,510
                                                                -----------    -----------
     TOTAL                                                      $   796,011    $   633,314
                                                                ===========    ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------

CURRENT LIABILITIES
     Accounts payable                                           $   158,139    $    67,301
     Current portion of capital lease obligation                     10,297          9,532
                                                                -----------    -----------
     TOTAL CURRENT LIABILITIES                                      168,436         76,833
                                                                -----------    -----------

LONG TERM PORTION - Capital lease obligation                          2,814          5,694
                                                                -----------    -----------

STOCKHOLDERS ' EQUITY
Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares
  authorized 9,290,323 and 8,550,123 issued and outstanding
  at March 31, 2002 and December 30, 2001 respectively                9,290          8,550
Additional paid-in capital                                        7,603,927      7,347,867
Accumulated deficit                                              (6,988,456)    (6,805,630)
                                                                -----------    -----------
     TOTAL STOCKHOLDERS' EQUITY                                     624,761        550,787
                                                                -----------    -----------

     TOTAL                                                      $   796,011    $   633,314
                                                                ===========    ===========


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                               Three months       Three months
                                                   Ended             Ended
                                               March 31, 2002     March 31, 2001
                                               --------------     --------------


REVENUES, net                                   $    74,168         $   113,976

COST OF SALES                                        28,822              59,594
                                                -----------         -----------
GROSS PROFIT                                         45,346              54,382
                                                -----------         -----------

CONTROLLABLE AND OTHER
RESTAURANT EXPENSES
Labor                                                33,093              64,797
Occupancy                                            15,659              14,141
Marketing                                               950               2,249
Repairs                                               1,844               6,392
Other direct costs                                   14,018               9,753
                                                -----------         -----------
                                                     65,564              97,332
                                                -----------         -----------

OTHER EXPENSES
Compensation                                         30,036             161,699
Compensatory stock options                               --              64,875
Depreciation                                         22,889              22,790
Interest expense                                      1,142               1,729
Pre-opening expenses                                 38,755
General and Administrative                           69,786              38,568
                                                -----------         -----------
                                                    162,608             289,661
                                                -----------         -----------

TOTAL EXPENSES                                      228,172         $   386,993
                                                -----------         -----------

LOSS BEFORE PROVISION
FOR INCOME TAXES                                   (182,826)           (332,611)

PROVISION FOR INCOME TAXES                               --                  --
                                                -----------         -----------
        NET LOSS                                $  (182,826)        $  (332,611)
                                                ===========         ===========

LOSS PER COMMON SHARE:
Basic and diluted                               $     (0.02)        $     (0.05)
                                                ===========         ===========
Weighted average common shares outstanding        8,849,725           6,567,385
                                                ===========         ===========



                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                   Three Months     Three Months
                                                                       Ended           Ended
                                                                   March 31, 2002   March 31, 2001
                                                                   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                     $(182,826)       $(332,611)
        Adjustments to reconcile net loss to net cash used in
        operating activities
           Depreciation                                                 22,889           22,790
           Common stock issued for services                              4,800          165,750
           Issuance of stock options                                        --           64,875
           Changes in certain assets and liabilities
               Inventory, prepaid expenses and other assets             (8,145)          (6,429)
              Accounts payable                                          90,838            5,017
                                                                     ---------        ---------
             NET CASH USED IN OPERATING ACTIVITIES                     (72,444)         (80,608)
                                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                            (183,431)              --
        Changes in other assets                                         (2,500)              --
                                                                     ---------        ---------
             NET CASH USED IN INVESTING ACTIVITIES                    (185,931)              --
                                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on capital lease obligation                            (2,115)          (1,526)
        Net proceeds from issuance of common stock                     252,000           82,870
                                                                     ---------        ---------
             NET CASH PROVIDED BY FINANCING ACTIVITIES                 249,885           81,344
                                                                     ---------        ---------

             NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS      (8,490)             736

CASH AND CASH EQUIVALENTS, Beginning of the period                     211,169            9,170
                                                                     ---------        ---------
CASH AND CASH EQUIVALENTS, End of the period                         $ 202,679        $   9,906
                                                                     =========        =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for interest                     $   1,142        $   1,729
                                                                     =========        =========
        Cash paid during the period for income taxes                 $      --        $      --
                                                                     =========        =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

        During the quarters ending March 31, 2002 and 2001, shareholders made capital contributions to the Company in the form of the Company's common stock with values of approximately $71,500 and $150,000, respectively.


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no additional material subsequent events or material contingencies that require disclosure. The financial statements as of and for the periods ended March 31, 2002 and 2001 are unaudited. The financial statements for the period ended March 31, 2002 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and report of the accountant is included as part of this filing.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. Certain information for 2001 has been reclassified to conform to the 2002 presentation. The accompanying interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and footnotes included in the Company's Form 10-KSB filed for the year ended December 30, 2001.

Organization
------------

Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate health and gourmet fast food restaurants. On April 10, 2000, the company began operations in Fort Lauderdale, Florida of its first restaurant under the trade name "Healthy Bites Grill". The Company operates the restaurant through a wholly owned subsidiary, Healthy Bites Grill, Inc., incorporated in Florida on January 26, 1999. The restaurant offers eat-in, take out and drive-thru service. This restaurant has proved as a testing ground in determining, among other factors, consumer menu item preferences, market demographics, kitchen equipment requirements, food pricing guidelines, and sales and labor targets for profitable operations.

On May 7, 2001 the Company entered into a five year lease, with two five-year options, for a second restaurant located in Boca Raton, Florida. The restaurant is currently under remodeling and the opening is expected in June of 2002. The restaurant will operate through a wholly owned subsidiary, Healthy Bites Grill of Boca, Inc., incorporated in Florida on May 7, 2001. This restaurant is expected to serve as the prototype for future franchisee operations.

On July 10, 2001 the Company entered into a one year agreement with Francorp, Inc., a consulting firm specializing in the development and implementation of comprehensive franchise programs. The Company will conduct franchise operations through a wholly owned subsidiary, Health Express Franchise Company, incorporated in Florida on May 7, 2001.

Going Concern Considerations
----------------------------

The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company must generate capital and revenue resources to enable it to finance the construction of the new Boca Raton, Florida location, and to start its franchising efforts. Ultimately, the Company must achieve profitable operations. Management is planning to obtain additional capital from revenue generated from operations and through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional revenues and equity capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

Net Loss per Share
------------------

SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive. Common stock equivalents, if converted, would have increased common shares outstanding at March 31, 2002 and 2001 by approximately 5,987,166 and 4,859,066, respectively.

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

RESULTS OF OPERATIONS

Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship restaurant began operations on April 10, 2000 and the Company did not report any revenues for the quarter ending March 31, 2000. For the period ending March 31, 2002, Healthy Bites Grill, Inc., the subsidiary that operates the restaurant, reported net revenues of $74,168 and losses of $20,218. The total consolidated loss of $182,826 for the period ending March 31, 2002 includes losses from restaurant operation, general and administrative expenses and pre-opening expenses for the Boca Raton location.

                                                                 March 31,        March 31,
                                                                   2002             2001
                                                                 --------         --------
Loss from Restaurant Operations, Healthy Bites Grill, Inc.       $ 20,218         $ 42,950
Losses attributed to Health Express USA, Inc.                     123,853          289,661
Pre-opening expenses, Healthy Bites Grill of Boca, Inc.            38,755               --
                                                                 --------         --------
Consolidated loss                                                $182,826         $332,611
                                                                 ========         ========


Pre-opening expenses incurred by Healthy Bites Grill of Boca, Inc. is attributed primarily to rent, real estate taxes and common area maintenance.

Health Express USA, Inc. - March 31, 2002 as compared to March 31, 2001
-----------------------------------------------------------------------

The loss for the period ending March 31, 2002 of $123,853 includes stock compensation of $4,800 paid to officers and employees (non-cash). The exclusion of this non-cash item results in a loss of $119,053.

For the period ending March 31, 2001 Health Express USA, Inc. reported a loss of $289,661. This loss includes non-cash charges in the form of stock compensation issued for services of $165,750 and a charge for stock options of $64,875. The exclusion of the above non-cash items results in a loss of $59,036 for the period ending March 31, 2001. The comparative loss of $119,053 for the period ending March 31, 2002, computed without regard to selected non-cash items represents an increase of $60,017 compared to the loss for the period ending March 31, 2001, also computed without regard to selected non-cash items. This increase is due primarily to advertising, insurance and office salary expenses. These expenses increased principally due to increased promotional efforts, insurance acquired for director's liability and additional office staff.

Healthy Bites Grill, Inc. - March 31, 2002 as compared to March 31, 2001:
-------------------------------------------------------------------------

Since the opening of the restaurant, on April 10, 2000, the restaurant has reported net losses. Losses from restaurant operations for Fort Lauderdale from selected prior quarterly periods are as follows:

Quarter Ended                               Net Loss
-------------                               --------

  3-31-2001                                 $ 42,950
  7-01-2001                                 $ 38,027
  9-30-2001                                 $ 33,126
 12-30-2001                                 $ 29,968
  3-31-2002                                 $ 20,218

The continuing decrease in losses is attributed to improvements in profit margins, principally food costing, resulting from price increases. However, labor costs continue to be high in relation to sales, and Management believes that lower than expected sales volume are caused primarily to location and demographics. As discussed in the Company's Form 10-KSB for the year ended 12/30/01, the Management believes that the Fort Lauderdale restaurant cannot serve as a model for future franchise operations.

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

The lease for this location is for a five year period with two five-year options, with initial monthly rental payments of $8,333 plus common area maintenance of approximately $1,900 and real estate taxes of approximately $1,400. The Company is currently renovating this restaurant and expects to begin restaurant operations in June of 2002.

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

The fee for the above program was $ 136,000 and it was recorded in fiscal year 2001.

Liquidity and Capital Resources
-------------------------------

As of April 30, 2002 the Company has approximately $110,000 in cash and cash equivalents. This amount of available cash is sufficient to satisfy the Company's need for working capital for at least the next three months.

While Management projects that available cash will be sufficient to meet the Company's immediate working capital, additional funds will be necessary to complete the construction of the Boca location as well as the start of its franchising efforts. To raise additional funds the Company may seek additional financing through the sale of its securities. On March 8, 2002, the Company commenced an offering for sale to accredited investors of up to 250 units at $6,000 per unit, each unit consisting of the Company's common stock and warrants, under Regulation D of the Securities Act. The total offering's proceeds, if all the units are sold, is $1,500,000. The Company expects to raise sufficient cash through this offering to meet its short-term capital requirements. However, no assurance is given that the Company will be able to sell any of the units or raise sufficient funds to meet current capital needs. The Company's directors also may provide additional funds by exercising their options. The Company may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines or loans from the Company's officers. However, no assurances can be given that the Company will be able to meet its long-term needs through the sale of securities or otherwise.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the quarter ended March 31, 2002 the Company issued the following securities.

                                                   Common Stock            Additional
                                                Shares        at Par        Paid-In
                                                Issued         Value        Capital       Total
                                               ----------    ----------    ----------   ----------
Common Stock at December 30, 2001               8,550,123    $    8,550    $7,347,867   $7,356,417

Issuance of 19,200 shares of restricted
stock at $0.25 per share-compensation              19,200            19         4,781        4,800

Contribution of 287,000 shares of
restricted stock at $0.001 per share             (287,000)         (287)          287           --


Issuance of 1,008,000 shares of restricted
stock at $0.25 per share-private offering(a)    1,008,000         1,008       250,992      252,000
                                               ----------    ----------    ----------   ----------
Common Stock at March 31, 2002                  9,290,323    $    9,290    $7,603,927   $7,613,217
                                               ==========    ==========    ==========   ==========

(a) During the period ending March 31, 2002, the Company sold the following securities pursuant to an exemption from registration under the Securities Act.

                                      No. of
         Date         Title           Shares         Price       Proceeds
      ---------    ------------      ---------       -----      ---------

        2/13/2002    Common Stock      1,008,000       $0.25      $ 252,000


The securities were sold to an accredited investor pursuant to Rule 506 of Regulation D. Total offering price $252,000, representing 1,008,000 shares at $0.25 per share

Item 6. Exhibits and Reports on Form 8-K

         The following exhibits are included herein:


         Exhibit 10 Lease between Crown Diversified Industries and Health Express USA, Inc. dated May 2, 2002.


         No reports on Form 8-K have been filed during the first quarter of the fiscal year by the Company.

                                  Signatures:

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HEALTH EXPRESS USA, INC.
                                          ------------------------
                                          (Registrant)

May 15, 2002                              /s/ Douglas Baker
--------------------------                ------------------------------
Date                                      Douglas Baker, President




May 15, 2002                              /s/ Bruno Sartori
--------------------------                -------------------------------
Date                                      Bruno Sartori, Chief Financial Officer