Form 10QSB
period 2002-06-20
HEALTH EXPRESS USA INC
filed 2002-08-14
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                For the quarterly period ended         June 30, 2002
                                              ----------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                For the transition period from______________to____________

                         Commission file number 02-27569

                            HEALTH EXPRESS USA, INC.

--------------------------------------------------------------------------------
                      (Exact name of small business issuer)

               Florida                                  65-0847995

-------------------------------------------    ---------------------------------
     (State or other jurisdiction                      (IRS Employer
    of incorporation or organization)              Identification Number)

  1761 West Hillsboro Blvd., Suite 203        Deerfield Beach, Florida    33442
   ---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 570-5900

  ----------------------------------------------------------------------------
                         (Registrant's telephone number)

  275 Commercial Blvd., Suite 260             Fort Lauderdale, Florida 33308

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

                                        Yes   X        No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

 Class                                     Outstanding shares at July 30, 2002

-----------                                  ----------------------------------

Common Stock                                              9,669,323

                        INDEPENDENT ACCOUNTANTS' REPORT
                        -------------------------------

To the Board of Directors of
Health Express USA, Inc.

We have reviewed the accompanying consolidated balance sheet of Health Express USA, Inc. (the "Company") as of June 30, 2002, and the related consolidated statements of operations and cash flows for the three month and six month periods ended June 30, 2002 and July 1, 2001. These financial statements are the responsibility of the management of the Company.

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

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
August 12, 2002

PART 1: FINANCIAL INFORMATION

   Item 1: Financial Statements

                           HEALTH EXPRESS USA, INC.
                         CONSOLIDATED BALANCE SHEETS
                June 30, 2002 (unaudited) and December 30, 2001

                                     ASSETS
                                     ------

                                                                             June 30,      December 30,
                                                                              2002            2001
                                                                           -----------     ------------

CURRENT ASSETS
   Cash and cash equivalents                                             $     33,046     $     211,169
   Inventory                                                                   37,170             9,029
   Prepaid expenses and other                                                  15,238            18,871
                                                                           -----------      ------------

   TOTAL CURRENT ASSETS                                                        85,454           239,069

PROPERTY AND EQUIPMENT, net                                                   791,656           331,735

DEPOSITS                                                                       69,443            62,510
                                                                           -----------      ------------

   TOTAL                                                                 $    946,553     $     633,314
                                                                           ===========      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                      $    182,957     $       7,092
   Accrued liabilities                                                         70,811            60,209
   Note payable - related party                                                70,000             -
   Current portion of capital lease obligation                                 11,723             9,532
                                                                           -----------      ------------

   TOTAL CURRENT LIABILITIES                                                  335,491            76,833
                                                                           -----------      ------------

LONG TERM PORTION - Capital lease obligation                                    1,388             5,694
                                                                           -----------      ------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized
9,669,323 and 8,550,123 issued and outstanding at June 30, 2002
and December 30, 2001 respectively                                              9,669             8,550
Additional paid-in capital                                                  7,925,298         7,347,867
Accumulated deficit                                                        (7,325,293)       (6,805,630)
                                                                           -----------      ------------

   TOTAL STOCKHOLDERS' EQUITY                                                 609,674           550,787
                                                                           -----------      ------------

   TOTAL                                                                 $    946,553     $     633,314
                                                                           ===========      ============

                See notes to consolidated financial statements

                           HEALTH EXPRESS USA, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)
            FOR THE PERIODS ENDED JUNE 30, 2002 AND JULY 1, 2001

                                  Six Months         Three Months       Six Months      Three Months
                                     Ended               Ended            Ended             Ended
                                June 30, 2002       June 30, 2002     July 1, 2001      July 1, 2001
                               ----------------   ----------------   ---------------   ---------------
REVENUES, net                 $        167,188   $         93,020   $       246,207   $       132,231

COST OF SALES                           59,909             31,087           119,530            59,936
                               ----------------   ----------------   ---------------   ---------------

GROSS PROFIT                           107,279             61,933           126,677            72,295
                               ----------------   ----------------   ---------------   ---------------

CONTROLLABLE AND OTHER
RESTAURANT EXPENSES
Labor                                   78,358             45,265           122,960            58,163
Occupancy                               33,718             18,059            28,938            14,797
Marketing                                6,792              5,842             2,463               214
Repairs                                  2,316                472            18,256            11,864
Other direct costs                      30,206             16,188            35,037            25,284
                               ----------------   ----------------   ---------------   ---------------

                                       151,390             85,826           207,654           110,322
                               ----------------   ----------------   ---------------   ---------------

OTHER EXPENSES
Compensation                           168,301            138,265           319,022           157,323
Compensatory stock options                   -                  -            64,875                 -
Pre-opening expenses                    98,136             59,381                 -                 -
Depreciation                            45,806             22,917            45,701            22,911
Interest expense                         1,564                422             3,308             1,579
General and Administrative             161,745             91,959           150,668           112,100
                               ----------------   ----------------   ---------------   ---------------

                                       475,552            312,944           583,574           293,913
                               ----------------   ----------------   ---------------   ---------------

TOTAL EXPENSES                $        626,942   $        398,770   $       791,228   $       404,235
                               ----------------   ----------------   ---------------   ---------------

LOSS BEFORE PROVISION
FOR INCOME TAXES                      (519,663)          (336,837)         (664,551)         (331,940)

PROVISION FOR INCOME TAXES                   -                  -                 -                 -
                               ----------------   ----------------   ---------------   ---------------

     NET LOSS                 $       (519,663)  $       (336,837)  $      (664,551)  $      (331,940)
                               ================   ================   ===============   ===============

LOSS PER COMMON SHARE:
Basic and diluted             $          (0.06)  $          (0.04)  $         (0.09)  $         (0.04)
Weighted average common shares       9,138,948          9,424,993         7,226,712         7,883,408
outstanding

                See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
              FOR THE PERIODS ENDED JUNE 30, 2002 AND JULY 1, 2001

                                                                  Six Months     Six Months
                                                                    Ended           Ended
                                                                 June 30, 2002   July 1, 2001
                                                                 -------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                    $    (519,663)  $   (664,551)
    Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation                                                     45,806         45,701
      Common stock issued for services                                 79,800        259,125
      Issuance of stock options                                         -             64,875
      Changes in certain assets and liabilities
        Inventory, prepaid expenses and other assets                  (24,508)       (60,290)
        Accounts payable and accrued expenses                         186,467         23,561
                                                                 --------------  -------------

        NET CASH USED IN OPERATING ACTIVITIES                        (232,098)      (331,579)
                                                                 --------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of property and equipment                               (505,727)       (15,920)
    Changes in other assets                                            (6,933)        -
                                                                 --------------  -------------

        NET CASH USED IN INVESTING ACTIVITIES                        (512,660)       (15,920)
                                                                 --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on capital lease obligation                               (2,115)        (4,399)
    Loan payable from related party                                    70,000         -
    Net proceeds from issuance of common stock                        498,750      1,082,870
                                                                 --------------  -------------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                     566,635      1,078,471
                                                                 --------------  -------------

        NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS         (178,123)       730,972

CASH AND CASH EQUIVALENTS, Beginning of the period                    211,169          9,170
                                                                 --------------  -------------

CASH AND CASH EQUIVALENTS, End of the period                    $      33,046   $    740,142
                                                                 ==============  =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                    $       1,142   $      3,308
                                                                 ==============  =============
    Cash paid during the period for income taxes                $       -       $     -
                                                                 ==============  =============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

    During the quarters ending March 31, 2002 and 2001, shareholders made capital contributions to the Company in the form of the Company's common stock with values of approximately $71,500 and $150,000, respectively.

                See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (unaudited)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no additional material subsequent events or material contingencies that require disclosure. The financial statements as of and for the periods ended June 30, 2002 and July 1, 2001 are unaudited. The financial statements for the period ended June 30, 2002 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and report of the accountant is included as part of this filing.

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

On May 7, 2001 the Company entered into a five-year lease, with two five-year options, for a second restaurant located in Boca Raton, Florida. The restaurant began operations on June 24, 2002 and operates through a wholly owned subsidiary, Healthy Bites Grill of Boca, Inc., incorporated in Florida on May 7, 2001. This restaurant is expected to serve as the prototype for future franchisee operations.

On July 10, 2001 the Company entered into a one-year agreement with Francorp, Inc., a consulting firm specializing in the development and implementation of comprehensive franchise programs. The Company will conduct franchise operations through a wholly owned subsidiary, Health Express Franchise Company, incorporated in Florida on May 7, 2001.

Going Concern Considerations

The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company must generate capital and revenue resources to enable it to continue to operate and to start its franchising efforts. Ultimately, the Company must achieve profitable operations. Management is planning to obtain additional capital from revenue generated from operations and through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional revenues and equity capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.

Net Loss per Share

SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive. Common stock equivalents, if converted, would have increased common shares outstanding at June 30, 2002 and July 1, 2001 by approximately 6,316,166 and 5,749,166, respectively.

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

Results of Operations

Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship restaurant began operations on April 10, 2000. For the period ending June 30, 2002, Healthy Bites Grill, Inc., the subsidiary that operates the Fort Lauderdale restaurant, reported net revenues of $154,122 and losses of $39,756. For the week ending June 30, 2002, Healthy Bites Grill of Boca, Inc., the subsidiary that operates the Boca Raton restaurant, reported revenues of $13,066 and a loss of $4,355. The total consolidated loss of $519,663 for the period ending June 30, 2002 includes losses from restaurant operations, general and administrative expenses and pre-opening expenses for the Boca Raton location.

                                                                       June 30,       July 1,
                                                                         2002          2001
                                                                         ----          ----
Loss from Restaurant Operations, Healthy Bites Grill, Inc.           $    39,756   $   80,977
Loss from Restaurant Operations, Healthy Bites Grill of Boca, Inc.         4,355            -
Losses attributed to Health Express USA, Inc.                            377,416      583,574
Pre-opening expenses, Healthy Bites Grill of Boca, Inc.                   98,136            -
                                                                     -----------   ----------

Consolidated loss                                                    $   519,663   $  664,551
                                                                     ===========   ==========

Pre-opening expenses incurred by Healthy Bites Grill of Boca, Inc. are attributed primarily to rent, real estate taxes, common area maintenance, employee training and utilities.

Health Express USA, Inc. - June 30, 2002 as compared to July 1, 2001

The loss for the period ending June 30, 2002 of $377,416 includes stock compensation of $79,800 paid to officers and employees (non-cash). The exclusion of this non-cash item and depreciation of $45,806 results in a loss of $251,810.

For the period ending July 1, 2001 Health Express USA, Inc. reported a loss of $583,574. This loss includes non-cash charges in the form of stock and stock options compensation paid to officers, directors and employees of $324,000. The exclusion of the above non-cash items and depreciation of $45,701 results in net cash outlays of $213,873 for the period ending July 1, 2001. The comparative loss of $251,810 for the period ending June 30, 2002, computed without regard to selected non-cash items represents an increase of $37,937 compared to the comparative loss for the period ending July 1, 2001, also computed without regard to selected non-cash items. This increase is due primarily to advertising, insurance and office salary expenses. These expenses increased principally due to increased promotional efforts, insurance acquired for director's liability and additional office staff.

Healthy Bites Grill, Inc. - June 30, 2002 as compared to July 1, 2001:

Since the opening of the restaurant, on April 10, 2000, the restaurant has reported net losses. Losses from restaurant operations for Fort Lauderdale from selected prior quarterly periods are as follows:

Quarter Ended                               Net Loss
-------------                               --- ----
 7-01-2001                                 $ 38,027
 9-30-2001                                 $ 33,126
12-30-2001                                 $ 29,968
 3-31-2002                                 $ 20,218
 6-30-2002                                 $ 19,538

The continuing decrease in losses is attributed to improvements in profit margins, principally food costing, resulting from price increases. However, labor costs continue to be high in relation to sales, and Management believes that lower than expected sales volumes are caused primarily to location and demographics. As discussed in the Company's Form 10-KSB for the year ended 12/30/01, the Management believes that the Fort Lauderdale restaurant cannot serve as a model for future franchise operations. However, Management believes that this location has served to identify consumer preferences and ideal demographics. As a result, the Company is actively seeking for the sale of the assets of this restaurant and liquidation of the subsidiary. This sale will eliminate further losses from this subsidiary as well as provide additional cash.

Healthy Bites Grill of Boca, Inc.:

On May 7, 2001 the Company entered into a lease for a pre-existing freestanding fast-food restaurant in Boca Raton, Florida. The building is approximately 3,900 square feet and is centrally located near a major mall, a business district and residential neighborhoods of upscale homes, townhouses and apartments. The shopping mall, in very close proximity, is a popular destination for shoppers in Boca Raton, Florida, a city well known for its affluent communities. Close to the major highway and two major thoroughfares, this restaurant represents the ideal combination of location and demographics for the Company's restaurant theme and products. This restaurant began operations on June 24, 2002 through a wholly owned subsidiary, Healthy Bites Grill of Boca, Inc., a Florida corporation organized on May 7, 2001.

The lease for this location is for a five-year period with two five-year options, with initial monthly rental payments of $8,333 plus common area maintenance of approximately $1,900 and real estate taxes of approximately $1,400.

For the period of June 24, 2002 to June 30, 2002, the Boca Raton restaurant reported revenues of $13,066 and a loss of $4,355. These figures are not indicative of future operations because of initial limited hours of operations and high labor due to training.

Subsequent weekly sales reported by the Boca Raton restaurant are as follows:

Week ending                             Sales
7-7-2002                               $16,366
7-14-2002                              $18,583
7-21-2002                              $21,036
7-28-2002                              $21,669

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

The fee for the above program was $ 136,000 and it was recorded in fiscal year 2001. With the assistance of Francorp, Inc., the Company is currently preparing a Uniform Franchise Offering Circular, with a filing expected for the end of the current year.

Liquidity and Capital Resources

As of July 30, 2002 the Company has approximately $18,000 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy the Company's need for working capital for the short term.

To raise additional funds the Company may seek additional financing through the sale of its securities. On March 8, 2002, the Company commenced an offering for sale to accredited investors of up to 250 units at $6,000 per unit, each unit consisting of the Company's common stock and warrants, under Regulation D of the Securities Act. The total offering's proceeds, if all the units are sold, are $1,500,000. The Company has raised $246,750 through this offering. These proceeds were used for the opening of the Boca Raton restaurant and for working capital. However, due to a change in market conditions, the Company has voted to close this offering as of July 17, 2002 and seek additional funds through alternative financing. However, no assurance is given that the Company will be able to sell any of the units or raise sufficient funds to meet current capital needs.

The Company's directors also may provide additional funds by exercising their options. The Company may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines or loans from the Company's officers. However, no assurances can be given that the Company will be able to meet its short term and long-term needs through the sale of securities or otherwise.

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

PART II - OTHER INFORMATION

Item 2. Changes in Securities

During the period ended June 30, 2002 the Company issued the following securities.

                                               Common Stock
                                              ---------------             Additional
                                                 Shares        at Par       Paid-In
                                               --------------------------------------
                                                 Issued        Value         Capital       Total
                                               ----------    ----------    ----------   ----------
Common Stock at December 30, 2001               8,550,123    $    8,550    $7,347,867   $7,356,417

Issuance of 19,200 shares of restricted
Stock at $0.25 per share-compensation              19,200            19         4,781        4,800

Contribution of 287,000 shares of
restricted stock at $0.001 per share             (287,000)         (287)          287          -

Issuance of 1,008,000 shares of restricted
stock at $0.25 per share-private offering(a)    1,008,000         1,008       250,992      252,000

Issuance of 329,000 shares of restricted
stock at $0.75 per share-Reg D offering(b)        329,000           329       246,421      246,750

Issuance of 50,000 shares of restricted
stock at $1.50 per share-compensation              50,000            50        74,950       75,000
                                                ---------    ----------    ----------   ----------

Common Stock at June 30, 2002                   9,669,323    $    9,669    $7,925,298   $7,934,967
                                                =========    ==========    ==========   ==========

(a) During the period ending June 30, 2002, the Company sold the following securities pursuant to an exemption from registration under the Securities Act.

                                    No. of
  Date          Title               Shares              Price               Proceeds
  -----         -----               ------              ------              --------

2/13/2002     Common Stock        1,008,000             $0.25               $ 252,000

The securities were sold to an accredited investor pursuant to Rule 506 of Regulation D. Total offering price $252,000, representing 1,008,000 shares at $0.25 per share

(b) During the period ending June 30, 2002 the Company sold 329,000 shares of common stock, for total proceeds of $246,750, pursuant to an offering for sale to accredited investors under Regulation D of the Securities Act of up to 250 units at $6,000 per unit. Subsequent to June 30, 2002 the Company sold an additional 2 units for total proceeds of $12,000. The offering was terminated on July 17, 2002.

Item 6. Exhibits and Reports on Form 8-K

   The following exhibits are included herein:

Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbenes-Oxley Act of 2002

No reports on Form 8-K have been filed during the second quarter of the fiscal year by the Company.

                    CERTIFICATION BY CHIEF EXECUTIVE OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Health Express USA, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Douglas Baker, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

August 14  , 2002                  _________________________________________
      -----                        Douglas Baker
                                   Chief Executive Officer

                    CERTIFICATION BY CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Health Express USA, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Bruno Sartori, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that to the best of my knowledge

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

August 14  , 2002                        ________________________________
      ------                             Bruno Sartori
                                         Chief Financial Officer