Form 10QSB/A
period 2002-06-30
HEALTH EXPRESS USA INC
filed 2002-08-15
CIK 1070050

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

Item 6. Exhibits and Reports on Form 8-K

   The following exhibits are included herein:

99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbenes-Oxley Act of 2002

99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbenes-Oxley Act of 2002

No reports on Form 8-K have been filed during the second quarter of the fiscal year by the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HEALTH EXPRESS USA, INC.

Date: August 14, 2002           /s/ Douglas Baker
                                -----------------
                                Douglas Baker


Date: August 14, 2002           /s/ Bruno Sartori
                                -----------------
                                Bruno Sartori