Form 10QSB
period 2002-09-30
HEALTH EXPRESS USA INC
filed 2002-11-15
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                                  WASHINGTON, D.C. 20549

                                                        FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from_________to______________

                         Commission file number 02-27569


                            HEALTH EXPRESS USA, INC.
                            ------------------------
                      (Exact name of small business issuer)

                       Florida                                                                    65-0847995
--------------------------------------------------------------                         -----------------------------------
(State or other jurisdiction of incorporation or organization)                         (IRS Employer Identification Number)


       1761 West Hillsboro Blvd., Suite 203 Deerfield Beach, Florida 33442
       -------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (954) 570-5900
                                 --------------
                         (Registrant's telephone number)


         275 Commercial Blvd., Suite 260, Fort Lauderdale, Florida 33308
         ---------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

  Class                                 Outstanding shares at October 29, 2002
  -----                                 --------------------------------------
Common Stock                                        10,328,181

PART 1: FINANCIAL INFORMATION

      Item 1: Financial Statements


                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------



To the Board of Directors of
Health Express USA, Inc.

         We have reviewed the accompanying consolidated balance sheet of Health Express USA, Inc. (the "Company") as of September 29, 2002, and the related consolidated statements of operations and cash flows for the three month and nine month periods ended September 29, 2002 and September 30, 2001. These financial statements are the responsibility of the management of the Company.

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



/s/ Ahearn, Jasco + Company, P.A.
AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida
November 13, 2002

                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
              September 29, 2002 (unaudited) and December 30, 2001

                                     ASSETS
                                     ------
                                                                         September 29,     December 30,
                                                                             2002              2001
                                                                          -----------       -----------
CURRENT ASSETS
      Cash and cash equivalents                                           $    28,385       $   211,169
      Inventory                                                                21,294             9,029
      Prepaid expenses and other                                               20,336            18,871
                                                                          -----------       -----------

      TOTAL CURRENT ASSETS                                                     70,015           239,069


PROPERTY AND EQUIPMENT, net                                                   597,305           331,735

DEPOSITS                                                                       65,193            62,510
                                                                          -----------       -----------


      TOTAL                                                               $   732,513       $   633,314
                                                                          ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
      Accounts payable                                                    $   119,458       $     7,092
      Accrued liabilities                                                      67,517            60,209
      Notes payable - related parties                                          82,660                --
      Current portion of capital lease obligation                                  --             9,532
                                                                          -----------       -----------

      TOTAL CURRENT LIABILITIES                                               269,635            76,833
                                                                          -----------       -----------

LONG TERM PORTION - Capital lease obligation                                       --             5,694
                                                                          -----------       -----------

STOCKHOLDERS ' EQUITY
Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized
9,985,323 and 8,550,123 issued and outstanding at September 29, 2002
and December 30, 2001 respectively                                              9,985             8,550
Additional paid-in capital                                                  8,088,350         7,347,867
Accumulated deficit                                                        (7,635,457)       (6,805,630)
                                                                          -----------       -----------

      TOTAL STOCKHOLDERS' EQUITY                                              462,878           550,787
                                                                          -----------       -----------

      TOTAL                                                               $   732,513       $   633,314
                                                                          ===========       ===========


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
         FOR THE PERIODS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001


                                     Nine Months         Three Months        Nine Months        Three Months
                                        Ended               Ended               Ended              Ended
                                 September 29, 2002   September 29, 2002  September 30, 2001   September 30, 2001
                                 ------------------   ------------------  ------------------   ------------------
REVENUES, net                         $   464,335         $   297,147         $   326,002         $    79,795

COST OF SALES                             184,538             124,629             154,915              35,385
                                      -----------         -----------         -----------         -----------

GROSS PROFIT                              279,797             172,518             171,087              44,410
                                      -----------         -----------         -----------         -----------

CONTROLLABLE AND OTHER
RESTAURANT EXPENSES
Labor                                     224,390             128,150             163,747              40,787
Occupancy                                 145,365              38,038              44,612              15,674
Marketing                                  21,725              13,596               2,846                 383
Repairs                                    23,194              20,713              21,044               2,788
Other direct costs                         60,439              25,988              52,941              17,904
                                      -----------         -----------         -----------         -----------

                                          475,113             226,485             285,190              77,536
                                      -----------         -----------         -----------         -----------

OTHER EXPENSES
Compensation                              138,330              49,204             384,012              64,990
Compensatory stock and options            126,347              47,172             269,875             205,000
Depreciation                              100,328              54,522              68,612              22,911
Interest expense                            4,829               3,265               4,753               1,445
General and Administrative                233,707              71,064             346,293             195,625
Loss on Disposal of Property
  and Equipment                            30,970              30,970                  --                  --
                                      -----------         -----------         -----------         -----------

                                          634,511             256,197           1,073,545             489,971
                                      -----------         -----------         -----------         -----------

TOTAL EXPENSES                        $ 1,109,624         $   482,682         $ 1,358,735         $   567,507
                                      -----------         -----------         -----------         -----------

LOSS BEFORE PROVISION
FOR INCOME TAXES                         (829,827)           (310,164)         (1,187,648)           (523,097)

PROVISION FOR INCOME TAXES                     --                  --                  --                  --
                                      -----------         -----------         -----------         -----------

        NET LOSS                      $  (829,827)        $  (310,164)        $(1,187,648)        $  (523,097)
                                      ===========         ===========         ===========         ===========

LOSS PER COMMON SHARE:
Basic and diluted                     $     (0.09)        $     (0.03)        $     (0.15)        $     (0.06)
Weighted average common shares          9,347,705           9,759,389           7,674,953           8,526,367
outstanding


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
         FOR THE PERIODS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001


                                                                         Nine Months          Nine Months
                                                                            Ended                Ended
                                                                      September 29, 2002   September 30, 2001
                                                                      ------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                          $  (829,827)        $(1,187,648)
        Adjustments to reconcile net loss to net cash used in
        operating activities
           Depreciation                                                       100,328              68,612
           Loss on disposal of property and equipment                          30,970
           Common stock issued for services                                    79,800             298,525
           Issuance of stock options                                           46,368             269,875
           Changes in certain assets and liabilities
               Inventory, prepaid expenses and other assets                   (13,730)            (57,106)
              Accounts payable and accrued expenses                           119,674               7,537
                                                                          -----------         -----------

             NET CASH USED IN OPERATING ACTIVITIES                           (466,417)           (600,205)
                                                                          -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                   (516,868)            (59,440)
        Proceeds from sale of restaurant assets                               120,000
        Changes in other assets                                                (2,683)                 --
                                                                          -----------         -----------

             NET CASH USED IN INVESTING ACTIVITIES                           (399,551)            (59,440)
                                                                          -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on capital lease obligation                                  (15,226)             (5,015)
        Loan payable from related party                                        82,660                  --
        Net proceeds from issuance of common stock                            615,750           1,082,870
                                                                          -----------         -----------

             NET CASH PROVIDED BY FINANCING ACTIVITIES                        683,184           1,077,855
                                                                          -----------         -----------

             NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS            (182,784)            418,210

CASH AND CASH EQUIVALENTS, Beginning of the period                            211,169               9,170
                                                                          -----------         -----------

CASH AND CASH EQUIVALENTS, End of the period                              $    28,385         $   427,380
                                                                          ===========         ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for interest                          $     4,641         $     4,752
                                                                          ===========         ===========
        Cash paid during the period for income taxes                      $        --         $        --
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


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)



BASIS OF PRESENTATION

The accompanying consolidated condensed unaudited financial statements of Health Express USA, Inc., and its wholly-owned subsidiaries, Healthy Bites Grill, Inc., Healthy Bites Grill of Boca, Inc. and Health Express Franchise Company, (collectively the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S- B. The disclosures in the notes to the financial statements have been prepared in accordance with the instructions set forth under Item 310(b), Interim Financial Statements, of Regulation S-B. The requirements set forth under Item 310(b) require that footnotes and other disclosures should be provided as needed for the fair presentation of the financial statements and to ensure that the financial statements are not misleading. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The requirements of Item 310(b) also require disclosure of material subsequent events and material contingencies notwithstanding disclosure in the annual financial statements.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no additional material subsequent events or material contingencies that require disclosure. The financial statements as of and for the periods ended September 29, 2002 and September 30, 2001 are unaudited. The financial statements for the period ended September 29, 2002 have been reviewed by an independent public accountant pursuant to Item 310(b) of Regulation S-B and following applicable standards for conducting such reviews, and report of the accountant is included as part of this filing.

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

Organization
------------

Health Express USA, Inc. (the "Company") was incorporated in Florida on July 2, 1998 to develop, construct and operate health and gourmet fast food restaurants. On April 10, 2000, the Company began operations in Fort Lauderdale, Florida of its first restaurant under the trade name "Healthy Bites Grill". The Company operated the restaurant through a wholly-owned subsidiary, Healthy Bites Grill, Inc., incorporated in Florida on January 26, 1999. The restaurant equipment and supplies were sold on September 23, 2002. The lease between the Company and the landlord, which expires on January 31, 2004, was assigned to the Buyer, but the Company remains as a personal guarantor until January 31, 2004. The restaurant, which offered eat-in, take-out and drive-thru service was a proven testing ground in determining, among other factors, consumer menu item preferences, market demographics, kitchen equipment requirements, food pricing guidelines, and sales and labor targets for profitable operations.

On May 7, 2001 the Company entered into a five-year lease, with two five-year options, for a second restaurant located in Boca Raton, Florida. The restaurant began operations on June 24, 2002 and operates through a wholly-owned subsidiary, Healthy Bites Grill of Boca, Inc., incorporated in Florida on May 7, 2001. This restaurant is expected to serve as the prototype for future franchisee operations.

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

Net Loss per Share
------------------

SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive. Common stock equivalents, if converted, would have increased common shares outstanding at September 29, 2002 and September 30, 2001 by approximately 6,332,166 and 5,987,166, respectively.

Note Payable - Related Parties
------------------------------

The Company received $70,000 in financing from a related party on May 20, 2002. The note was payable on September 20,2002 and beared interest at 5.5% per annum. Subsequent to September 29, 2002, the $50,000 note payable, after repayment of $20,000 principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5,000 shares of the Company's restricted common stock to the note holder. The Company also received $12,660 in short-term financing from another related party on August 12, 2002. There is no written note payable agreement, however, interest was computed at 5.5% per annum.

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

Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward- looking statements.

RESULTS OF OPERATIONS

Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship restaurant began operations on April 10, 2000. For the period ending September 23, 2002 (the date of the sale of the restaurant equipment and supplies), Healthy Bites Grill, Inc., the subsidiary that operated the Fort Lauderdale restaurant, reported net revenues of $200,427 and losses of $195,403. For the period beginning June 24, 2002 and ending September 29, 2002, Healthy Bites Grill of Boca, Inc., the subsidiary that operates the Boca Raton restaurant, reported revenues of $263,521 and a loss of $151,698. The total consolidated loss of $829,827 for the period ending September 29, 2002 includes losses from restaurant operations and general and administrative expenses.

                                                                          September 29,    September 30,
                                                                              2002             2001
                                                                          ----------        ----------
Loss from Restaurant Operations, Healthy Bites Grill, Inc.                $  195,403        $  114,103
Loss from Restaurant Operations, Healthy Bites Grill of Boca, Inc.           151,698                --
Losses attributed to Health Express USA, Inc.                                482,726         1,073,545
                                                                          ----------        ----------
Consolidated loss                                                         $  829,827        $1,187,648
                                                                          ==========        ==========

Health Express USA, Inc. - September 29, 2002 as compared to September 30, 2001
-------------------------------------------------------------------------------

The loss for the period ending September 29, 2002 of $482,726 includes stock compensation of $79,800 paid to officers and employees and $46,368 for modification of stock options issued in a prior year (non-cash). The exclusion of these non-cash items and depreciation of $100,328 results in a proforma loss of $256,230.

For the period ending September 30, 2001 Health Express USA, Inc. reported a loss of $1,073,545. This loss includes non-cash charges in the form of stock and stock options compensation paid to officers, directors and employees of $568,400. The exclusion of the above non-cash items and depreciation of $68,612 results in net cash outlays of $436,533 for the period ending September 30, 2001. The comparative proforma loss of $256,230 for the period ending September 29, 2002, computed without regard to selected non-cash items represents a decrease of $180,303 compared to the comparative loss for the period ending September 30, 2001, also computed without regard to selected non-cash items. This decrease is due primarily to lower advertising, insurance and office salary expenses.

Healthy Bites Grill, Inc. - September 29, 2002 as compared to September 30,
---------------------------------------------------------------------------
2001:
-----

Since the opening of the restaurant, on April 10, 2000 through the date of the sale of restaurant equipment and supplies on September 23, 2002, the restaurant has reported net losses. Losses from restaurant operations for Fort Lauderdale from selected prior quarterly periods are as follows:

Quarter Ended                              Net Loss
-------------                              --------

  9-30-2001                                $  33,126
 12-30-2001                                $  29,968
  3-31-2002                                $  20,218
  6-30-2002                                $  19,538
  9-29-2002                                $ 155,647


Healthy Bites Grill of Boca, Inc.:
----------------------------------

On May 7, 2001 the Company entered into a lease for a pre-existing freestanding fast-food restaurant in Boca Raton, Florida. The building is approximately 3,900 square feet and is centrally located near a major mall, a business district and residential neighborhoods of upscale homes, townhouses and apartments. The shopping mall, in very close proximity, is a popular destination for shoppers in Boca Raton, Florida, a city well known for its affluent communities. Close to the major highway and two major thoroughfares, this restaurant represents the ideal combination of location and demographics for the Company's restaurant theme and products. This restaurant began operations on June 24, 2002 through a wholly-owned subsidiary, Healthy Bites Grill of Boca, Inc., a Florida corporation organized on May 7, 2001.

The lease for this location is for a five-year period with two five-year options, with initial monthly rental payments of $8,333 plus common area maintenance of approximately $1,900 and real estate taxes of approximately $1,400.

For the period of June 24, 2002 to September 29, 2002, the Boca Raton restaurant reported revenues of $263,521 and a loss of $151,698.

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

The fee for the above program was $136,000 and it was recorded in fiscal year 2001. With the assistance of Francorp, Inc., the Company is currently preparing a Uniform Franchise Offering Circular, with a filing expected for the end of the current year.

Liquidity and Capital Resources

As of October 31, 2002 the Company has approximately $52,000 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy the Company's need for working capital for the short term. Subsequent to September 29, 2002, the $50,000 note payable from a related party, after repayment of $20,000 principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5, 000 shares of the Company's restricted common stock to the note holder. The Company has from time to time obtained advances and loans from related parties. No assurances can be given that the Company will be able to obtain any additional funds from such sources in the future.

To raise additional funds the Company may seek additional financing through the sale of its securities. On March 8, 2002, the Company commenced an offering for sale to accredited investors of up to 250 units at $6,000 per unit, each unit consisting of the Company's common stock and warrants, under Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). The Company raised $258,750 through this offering. These proceeds were used for the opening of the Boca Raton restaurant and for working capital. However, due to a change in market conditions, the Board determined to terminate this offering as of July 17, 2002 and seek additional funds through alternative financing. On August 15, 2002, the Board approved the offering of up to $350,000 in additional financing through the sale of 1,000,000 shares of the Company's restricted stock on a private placement basis from up to four (4) accredited investors pursuant to
Section 4(2) of the Securities Act at a purchase price of $.35 per share for gross proceeds of $350,000. The Company has raised $105,000 through this offering. However, no assurance is given that the Company will be able to sell any of the remaining shares or raise sufficient funds to meet current capital needs.

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

ITEM 3. CONTROLS AND PROCEDURES
-------------------------------

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days prior to the filing date of this Quarterly Report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect such internal controls subsequent to the date of the evaluation, and there have been no corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
-----------------------------

During the period ended September 29, 2002 the Company issued the following securities.

                                                            Common Stock
                                                    ----------------------------          Additional
                                                      Shares              at Par           Paid-In
                                                      Issued              Value            Capital            Total
                                                    ----------         ----------         ----------        ----------
Common Stock at December 30, 2001                    8,550,123         $    8,550         $7,347,867        $7,356,417

Issuance of 19,200 shares of restricted
Stock at $0.25 per share-compensation                   19,200                 19              4,781             4,800

Contribution of 287,000 shares of
restricted stock at $0.001 per share                  (287,000)              (287)               287                --

Issuance of 1,008,000 shares of restricted
stock at $0.25 per share-private offering(a)         1,008,000              1,008            250,992           252,000

Issuance of 345,000 shares of restricted
stock at $0.75 per share-Reg D offering(b)             345,000                345            258,405           258,750

Issuance of 50,000 shares of restricted
stock at $1.50 per share-compensation                   50,000                 50             74,950            75,000

Issuance of 300,000 shares of restricted
stock at $0.35 per share-Section 4(2)(c)               300,000                300            104,700           105,000
                                                    ----------         ----------         ----------        ----------

Common Stock at September 29, 2002                   9,985,323         $    9,985         $8,041,982        $8,051,967
                                                    ==========         ==========         ==========        ==========

(a) The Company sold the following securities pursuant to an exemption from registration under the Securities Act.

                                     No. of
      Date           Title          Shares        Price         Proceeds
      ----           -----          ------        -----         --------

    2/13/2002     Common Stock     1,008,000      $0.25        $ 252,000

The securities were sold to an accredited investor pursuant to Rule 506 of Regulation D. Total offering price $252,000, representing 1,008,000 shares at $0.25 per share.

(b) The Company sold 345,000 shares of common stock, for total proceeds of $258,750, pursuant to an offering for sale to accredited investors under Regulation D of the Securities Act of up to 250 units at $6,000 per unit. The offering was terminated on July 17, 2002.

(c) The Company sold 300,000 shares of common stock, for total proceeds of $105,000, pursuant to an offering for sale to accredited investors under Section 4(2). Subsequent to September 29, 2002, the Company sold an additional 342,858 shares for total proceeds of $120,000.

On August 31, 2002, the employment agreement for Bruno Sartori as Chief Financial Officer of the Company expired and Mr. Sartori notified the Board of Directors that he would not seek to extend the agreement. On August 30, 2002, the Board approved an extension of the exercise period for the unexercised options granted to Mr. Sartori under his employment agreement for a five-year period ending August 31, 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Current Report on Form 8-K during the quarter ended September 29, 2002:

None

The following exhibits are included herein:

99.1     Certification pursuant to 18 U.S.C.Section 1350, as adopted pursuant to
         Section 906 of the Sarbanes- Oxley Act of 2002

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 HEALTH EXPRESS USA, INC.
                                                 (Registrant)


November 15, 2002                                /s/ Douglas Baker
-----------------                                ----------------------------
Date                                             Douglas Baker, President

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.:


99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002