Form 10KSB
period 2002-12-29
HEALTH EXPRESS USA INC
filed 2003-03-26
CIK 1070050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                    COMMISSION FILE NO.
    DECEMBER 29, 2002                                             02-27569

                            HEALTH EXPRESS USA, INC.
                            ------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          Florida                                                 65-0847995
-------------------------------                              ------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)


                      1761 WEST HILLSBORO BLVD., SUITE 203
                         DEERFIELD BEACH, FLORIDA 33442
                         ------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Issuer's telephone number:                                    (954) 570-5900

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                    ----------------------------------------
                                (TITLE OF CLASS)

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

         Issuer's revenues for its most recent fiscal year.   $ 670,984

         Based on the closing sale price on March 11, 2003, the aggregate market value of the voting common stock held by non-affiliates of the registrant is $4,145,000.

         As of March 11, 2003 the Registrant had 10,377,705 shares of common stock outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 29, 2002

                                TABLE OF CONTENTS

PART I....................................................................................................................2
   INTRODUCTORY NOTE......................................................................................................2
   ITEM 1.  DESCRIPTION OF BUSINESS.......................................................................................2
   ITEM 2.  DESCRIPTION OF PROPERTY.......................................................................................5
   ITEM 3.  LEGAL PROCEEDINGS.............................................................................................7
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........................................................7
PART II...................................................................................................................8
   ITEM 5.  MARKET FOR HEALTH EXPRESS USA, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................8
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........................10
   Going Concern.........................................................................................................10
   ITEM 7.  FINANCIAL STATEMENTS.........................................................................................16
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................16
PART III.................................................................................................................17
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
   EXCHANGE ACT..........................................................................................................17
   ITEM 10.  EXECUTIVE COMPENSATION......................................................................................18
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..............................................21
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................................23
PART IV..................................................................................................................24
   ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K......................................................24
   ITEM 14.  CONTROLS AND PROCEDURES.....................................................................................26
SIGNATURES...............................................................................................................27
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO  SECTION 906 OF THE SARBANES-OXLEY ACT OF
2002......................................................................................................................1
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302.............................................................................1
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302.............................................................................2

                                     PART I

INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains "forward-looking statements" relating to the Registrant which represent the Registrant's current expectations or beliefs including, but not limited to, statements concerning Registrant's operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Registrant to continue its growth strategy and competition, certain of which are beyond the Registrant's control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         Health Express USA, Inc. ("Health Express" or the "Company") was incorporated in Florida on July 2, 1998 for the purpose of developing a health and gourmet fast food restaurant for franchising. On April 10, 2000, the Company began operations of its first restaurant, Healthy Bites Grill, in Fort Lauderdale, Florida. The Company operated the restaurant through a wholly owned subsidiary, Healthy Bites Grill, Inc. ("HBG"), incorporated in Florida on January 26, 1999. The restaurant equipment and supplies were sold on September 23, 2002 to an unaffiliated third party buyer. The lease between the Company and the landlord, which expires on January 31, 2004, was assigned to the buyer, but the Company remains as a guarantor until January 31, 2004. The restaurant offered eat-in, take out, and drive-thru service. This restaurant proved to be a testing ground in determining, among other factors, consumer menu item preferences, ideal market demographics, kitchen equipment requirements, food pricing guidelines, employee training and labor and sales targets for profitable operations.

         On May 7, 2001, Health Express entered into a lease agreement for a second restaurant in Boca Raton, Florida (the "Boca Restaurant"). The Boca Restaurant started operations on June 24, 2002. The Company also completed a Uniform Franchise Offering Circular (UFOC) to launch the franchise program on October 1, 2002. The Company operates the second restaurant through a wholly owned subsidiary, Healthy Bites Grill of Boca, Inc. ("HBGB") and franchise operations are conducted through a wholly owned subsidiary, Health Express Franchise Company ("HEFC"). Both HBGB and HEFC were incorporated in Florida on May 7, 2001. Healthy Bites Grill is currently an active corporation but has not conducted business since the sale of the assets on September 23,2002

INDUSTRY OVERVIEW

         The Company's vision is to merge three industries: fast food, quick casual operations and health food restaurants. The fast food industry, a staple of the American consumer, is a multi- billion-dollar industry of which the Company is a part, is dominated by hamburger chains and followed by chicken, Mexican and Italian food segments.

     Dining out and dining fast are not the only trends when it comes to food. An increasing number of Americans are developing a healthy appetite for healthy eating, and that trend is growing(1). As the millennium began, Americans were spending a combined $32.1 billion a year on natural and organic products(2), up 14% from 1999 and up dramatically from the $4.2 billion in sales in 1990(3). Forty-eight percent of consumers use organic products at least occasionally, and retail sales of organic products- about $9 billion in 2001 are expected to grow by about 20% a year, reaching $20 billion by 2005(4). The trend toward a lifestyle balanced by proper exercise and nutrition naturally leads the health conscious consumer to look for a place to eat that will provide healthy and tasty foods at a reasonable price, without sacrificing convenience. Health Express seeks to fill this current void in the fast food industry.

----------
1.   NUTRITION AND YOU: TRENDS 2000 AMERICAN DIETETIC ASSOCIATION, JANUARY 2000
2.   NATURAL PRODUCTS RESEARCH REPORT, GOURMET RETAILER, OCT. 2001,P72
3. NATURAL PRODUCTS SALES CONTINUE TO RISE IN 2000, FOOD INSTITUTE REPORT, OCT 8, 2001 P4
4.   NATURAL PRODUCTS RESEARCH REPORT, GOURMET RETAILER, OCT. 2001 P.72

OPERATIONS OF FLAGSHIP RESTAURANT

         LOCATION AND PRODUCTS

         The Company began operations of its first restaurant on April 10, 2000. The restaurant was a free standing building on a corner lot adjacent to a major thoroughfare in Fort Lauderdale, Florida. This location provided the Company with a testing ground to survey consumer appeal to a developing menu based on healthy and good tasting items. This menu, which is being used in the Boca Restaurant, is comprised, in part, by burgers, wraps and pockets, solo pizzas and salads. A juice bar offers smoothies, juices and power drinks. Burgers and wraps include the "Healthy Bites Burger", grilled turkey burger and chicken breast, lean buffalo burgers and HB Philly (a grilled Portobello mushroom) and various pocket sandwiches. All pizzas are made with homemade tomato sauce and served with soy cheese or mozzarella with a variety of fresh toppings. Salads are prepared daily with fresh greens and are served with a variety of signature dressings. Oven baked fries, vegetarian chili and pasta salads are included in the a la carte selections.

         The restaurant equipment and supplies were sold on September 23, 2002 to an unaffiliated third party buyer. On September 23, 2002, Health Express sold certain of its assets to Richard A. Weitz and his assignee, Roll-A-Round Real Roast Beef, Inc., a closely-held Florida corporation. The assets purchased by Weitz included equipment and supplies which Health Express used at its restaurant operation located 1538-A East Commercial Blvd., Fort Lauderdale, Florida. The purchase price was $120,000 cash paid by Weitz at closing, less credits for repairs, taxes, broker commissions, attorney's fees and costs, and an escrow of $12,500 of the purchase price for any outstanding sales taxes or other liabilities for the 90 days following the closing of the transaction. The balance of the escrow funds have been forfeited by the Company. The purchase price was determined through arms'-length negotiation between Health Express and Weitz. There was no relationship, material or otherwise, between Health Express or any of its affiliates, officers or directors, or any associate of any such directors or officers and Weitz or Roll-A-Round. The lease between Health Express and the landlord which expires on January 31, 2004 was assigned to Roll-A-Round and Health Express agreed to remain as a guarantor on the lease until January 31, 2004.

         The Company opened the Boca Restaurant in June 2002, which is located adjacent to the only major shopping mall in Boca Raton, Florida. Boca Raton's population density is centralized in a relatively small area, close to the main north/south highway and includes a major university, a large financial and service business district and several strip malls. Surrounding these urban centers is a community of primarily higher income households, singles and a thriving "yuppie" community with discriminating taste and buying power.

         Management believes that the Company's success lies in building customer relationships, pursuing new customers and improving the buying and warehousing of inventory to increase gross margins. Management believes that a significant customer base can be built by implementing an expansion program of additional restaurants, whether Company owned or franchised, and by designing sales and marketing programs to target South Florida areas.

         A new emphasis on consumer eating habits toward more healthy and nutritious foods, a robust retail market and a commercial and residential construction boom combine to create a dynamic business climate in South Florida. South Florida offers business a prime geographic location in areas that are quickly becoming "the place" for high tech companies-with global communications facilities, breathtaking views, art and culture, good higher education, first-rate housing, parks and open space, and unrivaled shopping and nightlife. Not surprising, therefore, is the booming population growth in South Florida.

         SERVICES AND DISTRIBUTION

         All foods are prepared in the on-site kitchen. Customers can choose to eat inside our restaurant, within very pleasant and clean surroundings, or order meals for take-out or via our drive-thru facility. Food products are delivered directly to the restaurant from the various suppliers on a regular basis.

         COMPETITIVE BUSINESS CONDITIONS

     The Company has substantial competition from the several existing fast food chains offering conventional fast food near our present location. However, they offer only a limited selection of health food items. In fact, these competitors are the ones that offer the type of fast food that the health conscious American consumer is now avoiding.

         The food service industry as a whole is intensely competitive with respect to food quality, concept, location, service, and price. In addition, there are many well-established food service competitors with substantially greater financial and other resources than the Company and with substantially longer operating histories. The Company believes that it competes with national, regional, and local take-out food service companies, quick service restaurants, casual full-service dine-in restaurants, delicatessens, cafeteria-style buffets, and prepared food stores, as well as with supermarkets and convenience stores.

         Management anticipates that it also may have competition from established health food stores and small single proprietary health food restaurants. Management believes that there are limited direct competitors in the area of healthy fast food in South Florida. It is also the opinion of management, although no assurances can be given, that the Company has a competitive edge which is based on a combination of consumer demands for a reasonably priced healthy meal in less time and with consistently good taste. Competitors in the health food market, such as Wild Oats or Whole Foods Market, are currently successful but do not offer fast food with the convenience of a drive-thru.

         There are numerous companies engaged in fast food operations and there are a growing number of health food restaurants. The principal competitive factor in the fast food industry is customer convenience and reasonable prices. The principal competitive factor in the emerging industry of health food restaurants is nutritious and tasty food at a reasonable price without sacrificing convenience. Many of these companies are larger and have greater access to experienced management and capital resources and, accordingly, the Company may not be able to maintain a competitive position in the market place. Failure to maintain a competitive market position would have a detrimental effect on the Company's operations and its business.

         SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

         The Company has selected to carry and use several products with national brand name recognition, which consumers already identify with as high quality products in the health food industry. The products include meal supplements such as Met-Rx protein shakes, Myoplex protein shakes, and numerous other recognized supplements.

         Food distributors include US Foods for bulk service ingredients, Green Garden for greens and sprouts, Spiegel for buffalo and sirloin meats and Elite for various produce. The Company does not have contracts with the above suppliers but has established wholesale purchase arrangements for bulk purchases, as is industry practice. Management believes that there are ample additional sources of supplies should one of the above vendors be unable to serve our restaurants.

         INTELLECTUAL PROPERTY

         The Company filed a federal registration for the trademark name "Healthy Bites Grill" for use by all future restaurant locations, whether Company owned or franchised, and on October 4, 2002 received approval and ownership from the U.S. Patent and Trademark Office for its exclusive use. The Company does not own any patents.

         GOVERNMENTAL REGULATIONS AND APPROVALS

         As a marketer and distributor of food products, the Company is subject to the Federal Food and Drug and Cosmetic Act and the regulations promulgated thereunder by the U.S. Food and Drug Administration ("FDA"). The FDA regulates manufacturing and holding requirements for food through its current good manufacturing practice regulations, specifies the standard of identity for certain foods and prescribes the format and content of certain information required to appear on food labels. In addition, the Company is subject to the Perishable Agricultural Commodities Act and regulations promulgated thereunder by the U.S. Department of Agriculture ("USDA"). The USDA imposes standards for product quality and sanitation and the grading and commercial acceptance of produce shipments from the Company's suppliers. The Company, its products and facilities are also subject to state and local regulations through such measures as the licensing of its facilities and enforcement by state and local health agencies.

         CONSUMER RESEARCH

         The Company has conducted internally generated surveys through the use of consumer response cards collected at its restaurants where they are available at the counter for voluntary use by customers. The responses generated by these cards have provided management with valuable information concerning consumer preferences and demands. The Company has been able to make menu changes to keep pace with these preferences. As a result the Company has developed a healthy broad-based menu, which is currently incorporated in its UFOC.

         FACILITIES AND EMPLOYEES

         The Company leases corporate headquarters in Deerfield Beach, Florida for management, accounting, and administrative services. The Boca Restaurant is on a leased property located approximately three miles from the corporate office.

         There are currently four employees at the corporate level and approximately 20 employees at the Boca Restaurant, of which 10 are full time and 10 are part time. None of the present employees are represented by a labor union and it is anticipated that no future employees will be union represented. The Company considers its employee relations to be good.

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

RISKS RELATED TO OUR BUSINESS

         We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline.

HEALTH EXPRESS HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

         Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 29, 2002, we lost $1,063,855. Health Express has not been profitable since inception. Our accumulated deficit was $7,869,485 as at the end of December 29, 2002. Future losses are likely to occur, as we are dependent on spending money to pay for operation of our restaurant and development and marketing of our franchise program. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems despite the closing of our Fort Lauderdale restaurant and the signing of our first franchisee.

HEALTH EXPRESS MAY NEED TO RAISE ADDITIONAL CAPITAL OR DEBT FUNDING TO SUSTAIN OPERATIONS

         Unless Health Express can become profitable with the existing sources of funds we have available and our current restaurant and franchising program, we will require additional capital to sustain operations and we may need access to additional capital or additional debt financing to grow our sales. In addition, to the extent that we have a working capital deficit and cannot offset the deficit from profitable sales we may have to raise capital to repay the deficit and provide more working capital to permit growth in revenues. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. Our inability to obtain adequate financing will result in the need to reduce the pace of business operations. Any of these events could be materially harmful to our business and may result in a lower stock price.

WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM DECEMBER 29, 2002 AND DECEMBER 30, 2001 FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE CAN BECOME PROFITABLE OR OBTAIN ADDITIONAL FUNDING

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 29, 2002 and December 30, 2001, which states that the financial statements raise substantial doubt as to Health Express' ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for 12 months with the cash currently on hand, anticipated from our operations and from the equity line provided by Cornell Capital Partners which was signed in March 2003. Based on our current budget assessment, and excluding any acquisitions which may occur in 2003, we believe that we may need to obtain approximately $1.0 million in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities, including the sale of stock under the equity line of credit.

WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 29, 2002 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES

         We had a working capital deficit of $272,149 at December 29, 2002, which means that our current liabilities as of that date exceeded our current assets on December 29, 2002 by $272,149. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 29, 2002 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit.

OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY

         Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Health Express will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

OUR COMMON STOCK IS DEEMED TO BE "PENNY STOCK," WHICH MAY MAKE IT MORE DIFFICULT FOR INVESTORS TO SELL THEIR SHARES DUE TO SUITABILITY REQUIREMENTS

         Our common stock is deemed to be "penny stock" as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934. These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline. Penny stocks are stock:

         o        With a price of less than $5.00 per share;

         o        That are not traded on a "recognized" national exchange;

         o Whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ listed stock must still have a price of not less than $5.00 per share); or

         o In issuers with net tangible assets less than $2.0 million (if the issuer has been in continuous operation for at least three years) or $10.0 million (if in continuous operation for less than three years), or with average revenues of less than $6.0 million for the last three years.

         Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL

         Our success largely depends on the efforts and abilities of key executives, including Douglas Baker, our Chief Executive Officer, President, and Marco D'Alonzo, our Chief Operating Officer and Secretary. The loss of the services of Mr. Baker or Mr. D'Alonzo could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on Mr. Baker or Mr. D'Alonzo. We also have other key employees that manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT OR IMPOSSIBLE TO EVALUATE OUR PERFORMANCE AND MAKE PREDICTIONS ABOUT OUR FUTURE

         Health Express has been in business for less than five years and has just signed an agreement with its first franchisee. Based on this limited operating history and the infancy or our franchising program, it is difficult or impossible for us to evaluate our operational and financial performance, or to make accurate predictions about our future performance. While we believe that we have refined our operational systems so that we can offer a true turn-key program to a franchisee, there is no assurance that our franchisee program will be successful or well received by potential franchisees.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company leases approximately 1,400 square feet for its corporate headquarters located at 1761 W. Hillsboro Blvd, Suite 203, Deerfield Beach, Florida. The lease commenced on May 15, 2002 for a term of three years. The monthly rent is $1,400. Additional rent of $816.67 plus sales tax is adjusted annually as set forth in the lease.

         The Boca Restaurant, located at 21300 St. Andrews Boulevard, opened on June 24, 2002 and is adjacent to the city's major shopping mall which is approximately two miles from the north/south interstate. The Boca Restaurant is a freestanding building, previously used as a fast food restaurant with an existing drive-thru facility. On May 7, 2001, the Company entered into a five-year lease, with two five-year options. Initial monthly rental payments are $8,333.33 plus common area maintenance of $1,900 and real estate taxes of $1,400. This restaurant is approximately 4,000 square feet with a capacity of inside seating for approximately 98 customers. Located within a strip mall, it offers ample parking and easy access for both northbound and southbound traffic.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not involved, nor has been involved in any legal proceedings since its inception.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 29, 2002, there were 10,328,181 shares of common stock outstanding. The holders of a majority of Health Express' issued and outstanding Common Stock (approximately 59.4%) executed and delivered to Health Express a Written Consent dated October 29, 2002, consenting to two actions. The first action was to elect Douglas Baker, Marco D'Alonzo, Edward Meyer and Susan Greenfield to serve as directors of Health Express until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. The second action was to ratify the appointment of Ahearn, Jasco & Company, P.A., as independent public accountants of Health Express for the fiscal year ending December 29, 2002. The Company filed an Information Statement with the SEC on these matters that was also mailed to all of the Company's shareholders.

                                     PART II

ITEM 5. MARKET FOR HEALTH EXPRESS USA, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock currently trades on the Over-The-Counter Bulletin Board (OTC:BB) under the trading symbol "HEXS".

         The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2001, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.
                                                              BID PRICES
                                                          -------------------
                                                          HIGH            LOW
                                                          ----            ---
               2001
               First Quarter                               $1.22          $0.75
               Second Quarter                              $2.50          $0.80
               Third Quarter                               $2.55          $0.80
               Fourth Quarter                              $1.39          $0.80

               2002
               First Quarter                               $1.25          $0.95
               Second Quarter                              $1.97          $0.85
               Third Quarter                               $1.40          $0.30
               Fourth Quarter                              $1.50          $0.43

               2003
               First Quarter (through February 28)         $1.07          $0.65

         The Company presently is authorized to issue 50,000,000 shares of Common Stock with $ 0.001 par value. As of March 11, 2003, there were 99 holders of record of the Company's common stock and 10,377,705 shares issued and outstanding.

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

CHANGES IN SECURITIES

         During the year ended December 29, 2002 the Company issued the following securities:

                                                                   COMMON STOCK
                                                             --------------------------        ADDITIONAL
                                                               SHARES          AT PAR            PAID-IN
                                                               ISSUED           VALUE            CAPITAL           TOTAL
                                                             ----------       ----------      ------------     ------------
Common Stock at December 30, 2001                             8,550,123       $    8,550       $ 7,347,867     $  7,356,417
Issuance of 16,700 shares of restricted stock at
  $0.25 per share-officer compensation                           16,700               17             4,158            4,175
Issuance of 1,008,000 shares of restricted stock at
  $0.25 per share-private offering(a)(1)                      1,008,000            1,008           250,992          252,000
Issuance of 2,500 shares of restricted stock at
  $0.25 per share-compensation                                    2,500                2               623              625
Issuance of 345,000 shares of restricted stock at
  $0.75 per share-private offering(a)(2)                        345,000              345           258,405          258,750
Shares returned and cancelled                                 (287,000)             (287)              287                -
Issuance of 25,000 shares of restricted stock at
  $1.50 per share-officer compensation                           25,000               25            37,475           37,500
Issuance of 25,000 shares of restricted stock at
  $1.50 per share-compensation                                   25,000               25            37,475           37,500
Modification of terms of stock options                                -                -            46,369           46,369
Issuance of 642,858 shares of restricted stock at
  $0.35 per share-private offering(a)(3)                        642,858              643           224,357          225,000
Issuance of 5,000 shares of restricted stock at
  $0.35 per share - interest expense                              5,000                5             1,745            1,750
Issuance of 35,000 shares of restricted stock at
  $0.35 per share-compensation                                   35,000               35            12,215           12,250
                                                             ----------       ----------      ------------     ------------
Common Stock at December 29, 2002                            10,368,181       $   10,368      $  8,221,968     $  8,232,336
                                                             ==========       ==========      ============     ============

----------

(a)(1) During the year ended December 29, 2002, the Company sold the following securities to accredited investors pursuant to an exemption from registration under Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act)":

           DATE           TITLE            NO. OF SHARES        PRICE         PROCEEDS
           ----           -----            -------------        -----         --------
         2/13/2002      Common stock         1,008,000          $0.25         $252,000

(a)(2) The Company sold 345,000 shares of common stock and warrants to accredited investors under Rule 505 of Regulation D of the Securities Act, for total proceeds of $258,750. The offering was terminated on July 17, 2002.

(a)(3) The Company sold 642,858 shares of common stock to accredited investors under Section 4(2) of the Securities Act at $.35 per share for total proceeds of $225,000.

         On January 17, 2003, Health Express sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible at the Cornell Capital Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, Health Express has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. Health Express has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, Cornell Partners shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed by Health Express with an exercise price equal to 120% of the closing bid price of the common stock on the closing date.

         On March 13, 2003, Health Express entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. This agreement also terminated an Equity Line of Credit Agreement dated January 16, 2003, with substantially identical terms except that the January agreement contained impermissible conditions. In addition, the warrant in the January agreement was terminated. The March 2003 agreement eliminated the impermissible conditions. Under the March agreement, Health Express may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, Health Express will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice Health Express shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners is entitled to a one-time commitment fee of $90,000, of which $75,000 has been paid in cash and the balance will be paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, Health Express entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express will pay a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on Health Express' stock price on January 24, 2003.

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

GOING CONCERN

         As reflected in Health Express' financial statements for the twelve months ended December 29, 2002, Health Express' accumulated deficit of $7,874,684 and its working capital deficiency of $272,149 raise substantial doubt about its ability to continue as a going concern. The ability of Health Express to continue as a going concern is dependent on Health Express' ability to raise additional debt or capital, including the ability to raise capital under the Equity Line of Credit. The financial statements for December 29, 2002 do not include any adjustments that might be necessary if Health Express is unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, and the valuation allowance offsetting deferred income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed above, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for restaurant operations and franchising.

RESULTS OF OPERATIONS

         FOR THE YEAR ENDED DECEMBER 29, 2002, COMPARED TO THE YEAR ENDED DECEMBER 30, 2001

         REVENUES

         The Company reported net revenues of $670,984 and $398,886 for the years ended December 29, 2002 and 2001, respectively. This increase in net revenues of $272,098, or 68%, was primarily attributable sales at the Company's new Boca Raton, Florida restaurant, which opened June 24, 2002. The sales at the Company's Fort Lauderdale, Florida restaurant decreased over the comparable period in the prior year. On September 23, 2002, the Company sold the restaurant equipment and supplies of its Fort Lauderdale, Florida restaurant to an unrelated party. As a result, the Company currently has one restaurant location: the Boca Raton, Florida restaurant. On February 20, 2003, the Company sold its first franchise location to one of the Company's directors. The franchisee has identified a location and is finalizing the lease.

         COST OF SALES

         The Company reported cost of sales of $257,471, or 38% of net revenues, for the year ended December 29, 2002. In the comparable period in the prior year, the Company reported cost of sales of $190,681, or 48% of net revenues. Cost of sales consists primarily of food and paper costs. The decrease in cost of sales as a percentage of net revenues was primarily attributable to better monitoring of food and paper costs within the Boca Raton restaurant.

         CONTROLLABLE AND OTHER RESTAURANT EXPENSES

         Total controllable and other restaurant expenses increased to $645,748 in the year ended December 29, 2002, from $352,276 in the comparable period in the prior year. Controllable and other restaurant expenses consist primarily of the following expenses:

                   EXPENSES                            2002             2001
                   --------                            ----             ----
                   Labor                             $315,412        $199,701
                   Occupancy                          179,837          59,105
                   Marketing                           39,540           2,864
                   Repairs                             26,096          23,168
                   Other Direct Costs                  84,863          67,438

         The increase in these expenses was primarily attributable to the expenses associated with opening the Boca Raton, Florida restaurant in June 2002. The Company hired 10 full-time and 10 part-time employees in connection with the Boca Raton, Florida restaurant, which primarily accounted for the increase in labor expenses. The Company entered into a five-year lease on May 15, 2002 for the Boca Raton, Florida restaurant, accounting for significantly all of the increase in occupancy expenses.

         OTHER EXPENSES

         Other expenses consisted of the following expenses:

                   EXPENSES                                2002        2001
                   --------                                ----        ----
                   Compensation                         $199,413    $476,355
                   Compensatory Stock and Options        138,597     269,875
                   Depreciation                          132,049      91,501
                   Interest Expense                        8,459       6,051
                   General and Administrative            327,331     387,923
                   Loss on Disposal of Property and
                     Equipment                            30,970          --

         Compensation expense decreased by $276,942 to $199,413 in the year ended December 29, 2002 from $476,355 in the comparable period in the prior year. This decrease was primarily attributable to decreased corporate salaries due to necessary cost cutting. Stock and option expense decreased to $138,597 in the year ended December 29, 2002 from $269,875 in the comparable period in the prior year. This decrease of $131,278 was primarily attributable to management's decision to not issue as much stock compensation in 2002 compared to 2001. Depreciation expense increased by $40,548 to $132,049 from $91,501 in the comparable period in the prior year. This increase was primarily attributable to a full year of depreciation for the Boca Raton restaurant reduced by closing of the Fort Lauderdale restaurant. General and administrative expenses decreased to $327,331 in the year ended December 29, 2002 from $387,923 in the comparable period in the prior year. This decrease of $60,592 was primarily attributable to reduced advertising and marketing in 2002. General and administrative expenses consisted primarily of the following expenses: professional fees, advertising and insurance.

         NET LOSS

         The Company reported a consolidated net loss of $1,069,054 or $(0.11) per basic and diluted common share for the year ended December 29, 2002, compared to a loss of $1,375,776 or $(0.17) per basic and diluted common share for the year ended December 30, 2001. The Company began restaurant operations on April 10, 2000 and reported revenues in 2002 of $670,984 compared to revenues for 2001 of $398,886. Restaurant operations reported a total loss of $232,235 for 2002 compared to $144,071 for 2001. The increase in the loss is attributed to higher food and labor costs (see Restaurant Operations below). Non-cash expenses, principally stock, warrants and stock options compensation are included in the consolidated loss for the year 2002 and 2001. The following summary sets forth cash and non-cash expenses for the year 2002 and 2001.

                                                                     2002            2001
                                                                 -----------     -----------
               Restaurant revenues                               $   670,984     $   398,886
               Food, labor, controllable and other restaurant
                 expenses                                           (903,219)       (542,957)
                                                                 -----------     -----------
               Loss from restaurant operations                      (232,235)       (144,071)

               Other cash expenses:
                 General and administrative                         (525,873)       (494,554)
                 Franchise operations                                 (7,758)        (66,000)

               Disposal of property & equipment                      (30,970)             --

               Non-cash expenses:
                 Depreciation                                       (132,049)        (91,501)
                 Stock and stock options compensation               (140,169)       (502,250)
                 Franchise operations-stock compensation                  --         (77,400)
                                                                 -----------     -----------
               Consolidated Loss                                 $(1,069,054)    $(1,375,776)
                                                                 ===========     ===========

RESTAURANT OPERATIONS

         Restaurant operations reported sales, food, beverage and paper costs, labor, and controllable and other expenses for the year 2002 and 2001 as follows:

                                               2002               %               2001               %
                                           -----------          -----         ------------         -----
Sales                                      $   670,984                        $   398,886
Food, beverage & paper cost                   (257,471)          38%             (190,681)          48%
Labor                                         (315,412)          47%             (199,701)          50%
Controllable and other expenses               (330,336)          49%             (152,575)          38%
                                           -----------                        -----------
Loss from restaurant operations            $  (232,235)                       $  (144,071)
                                           ===========                        ===========

         Restaurant operations for 2002 reported the following on a quarterly basis:

                                     FOURTH           THIRD          SECOND           FIRST           TOTAL
                                    ---------       ---------       ---------       ---------       ---------
Sales                               $ 206,263       $ 297,533       $  93,020       $  74,168       $ 670,984
  Food & paper cost                   (72,933)       (124,629)        (31,087)        (28,822)       (257,471)
  %                                        35%             42%             33%             39%
Labor                                (108,904)       (128,150)        (45,265)        (33,093)       (315,412)
  %                                        53%             43%             49%             45%
Controllable & other                 (158,969)        (98,335)        (40,561)        (32,471)       (330,336)
                                    ---------       ---------       ---------       ---------       ---------
  %                                        77%             33%             44%             44%
Loss from restaurant operations     $(134,543)      $ (53,581)      $ (23,893)      $ (20,218)      $(232,235)
                                    =========       =========       =========       =========       =========

DEMOGRAPHICS - CENSUS ANALYSIS

         A study of the demographics of the population based on Florida Census data as reported by the Federal Financial Institutions Examinations Council (FFIEC) for the Boca Raton location reflects the following. The statistics are based on zip code and tract and represent census data from population within the location's zip code or tract.

                                                             BOCA RATON
                                                             ----------
                  INCOME LEVEL                                  UPPER
                  ------------                                  -----
                  2001 Median Family Income                    $90,024
                  Tract Population                               4,572
                  Median age of housing                              7
                  Minority                                           7%

         Management believes that Boca Raton area provides the ideal demographics for the restaurant's quality foods.

FRANCHISING OPERATIONS

         On July 10, 2001, the Company entered into an agreement with Francorp, Inc., a franchise consulting group, to develop and implement a comprehensive franchise program. This program provides assistance in various phases including:

         o        Strategic planning and program structure

         o        Franchise documentation

         o        Franchise operations manuals

         o        Franchise marketing plan

         o        Franchise sales consulting

         o        One year consulting services

         Francorp, with the assistance of the Company, has completed a review draft of the Operations Manuals and a Recipe and Prep Book. The Operations Manuals and Recipe and Prep book outline specific operational procedures with recommended guidelines for menu item pricing and labor costs. These recommended guidelines will be strictly implemented at the new Boca Raton restaurant, which will serve as the prototype for future franchisee operations. The Company began franchising efforts on October 1, 2002.

         On February 20, 2003, the Company sold its first franchise to one of the Company's directors. The franchisee has identified a location and is currently finalizing a lease located in South Florida.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,069,054 and $1,375,776 for the years ended December 29, 2002 and December 30, 2001, respectively, and has an accumulated deficit of $7,874,684 at December 29, 2002. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

         The Company is at present meeting its current obligations from its monthly cash flows, which during 2001, 2002 and to date in 2003 has included cash from operations, investor capital, and loans from related parties. However, due to insufficient cash generated from operations, the Company currently does not internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, the Company is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed the Company to meet its obligations in the recent past, there can be no assurances that the Company's present methods of generating cash flow will be sufficient to meet future obligations. Historically, the Company has, from time to time, been able to raise additional capital from sales of its capital stock, but there can be no assurances that the Company will be able to raise additional capital in this manner. The Company also received $66,660 in short-term financing from three directors of the Company at various times during 2002. The notes payable bear interest at 5.5% per annum and are payable on June 30, 2003. On March 6, 2003, an additional $25,000 was received from one of the directors of the Company. The note payable bears interest at 5.5% per annum and is payable on June 30, 2003.

         The Company received $70,000 in financing from a related party on May 20, 2002. The note was payable on September 20, 2002 and included interest at 5.5% per annum. On November 8, 2002, $50,000 of the note payable, after repayment of $20,000 principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5,000 shares of the Company's restricted common stock to the note holder. The shares issued were valued at $1,750, and this amount was recorded as interest expense.

         There is no assurance that these individuals would be willing to make such loans in the future, or if such loans were available, that they would be at terms acceptable to the Company. Management realizes that the Company must ultimately be able to generate sufficient cash flows from the profitable operation of the business to allow it to successfully sustain itself independent of outside capital and loans. The Company's 2003 capital raising activities are described below.

         Cash used in operating activities was $642,214 for the year ended December 29, 2002 compared to $707,013 for 2001. The decrease in cash used was due primarily to the decreased loss from operations of $306,722, increased depreciation expense of $40,548, loss on disposal of property and equipment of $30,970, and an increase in accounts payable and accrued liabilities of $114,933, which were partially offset by a decrease in non-cash expenses of $439,481.

         Cash used in investing activities was $398,575 in 2002 compared to $166,885 in 2001. This increase was principally due to the purchase of property and equipment for the Boca Raton restaurant of $518,607, which was partially offset by the sale of restaurant assets of $120,000 (which was the Fort Lauderdale, Florida restaurant). Cash provided by financing activities was $837,184 during fiscal year 2002 compared to $1,075,897 during the same period in 2001. This decrease was mainly due to higher proceeds from sales of equity securities in 2001.

         The restaurant operations have incurred losses since inception. Management believes that it will require approximately $185,000 in additional capital to fund restaurants operations for the Boca Restaurant. The Company has currently approximately $7,700 in cash and cash equivalents as of February 28, 2003.

         The original flagship restaurant in Fort Lauderdale, Florida lost approximately $198,000 and $144,000 for the period of December 31, 2001 through September 23, 2002 and the year ending December 30, 2001, respectively. The restaurant equipment and supplies were sold on September 23, 2002 to an unaffiliated third party buyer.

         To raise additional capital, the Company is seeking additional financing through the sale of debt and/or equity securities. On January 17, 2003, Health Express sold $250,000 convertible debentures to Cornell Capital Partners. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible at the

Cornell Capital Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, Health Express has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. Health Express has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, Cornell Partners shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed by Health Express with an exercise price equal to 120% of the closing bid price of the common stock on the closing date.

         On March 13, 2003, Health Express entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, Health Express may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, Health Express will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice Health Express shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners is entitled to a one-time commitment fee of $90,000, of which $75,000 has been paid in cash and the balance will be paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5.0% of each advance. In addition, Health Express entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express will pay a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on Health Express' stock price on January 24, 2003, the date the Company agreed to engage the placement agent.

         Health Express expects to raise sufficient cash through these means to meet its short-term capital requirements. However, no assurance is given that the Company's registration statement, once filed, will ultimately be declared effective by the SEC. Nor can there be any assurance given that Health Express will be able to raise sufficient funds to meet long-term capital needs. The Health Express' directors, officers and employees also may provide additional funds by exercising their stock options, however, they are under no obligation to do so and they have made no commitment to exercise. If 2,038,000 outstanding warrants at exercise prices of $1.00 and $2.00, and 3,556,800 options held by the directors are exercised at an exercise price of $0.35, the Company will receive $2,076,000 and $1,244,880, respectively. However, none of the warrant holders are required to, nor have they committed to, exercise their respective warrants. Health Express may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines. However, no assurances can be given that Health Express will be able to meet its needs through the sale of securities or otherwise. Further, the availability of any future financing may not be on terms that are satisfactory to Health Express.

         From time to time, Health Express may evaluate potential acquisitions involving complementary businesses, content, products or technologies. Health Express has no present agreements or understanding with respect to any such acquisition. Health Express' future capital requirements will depend on many factors, including growth of Health Express' restaurants business, the success of its franchising operations, economic conditions and other factors including the results of future operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following chart sets forth Health Express' contractual obligations and commercial commitments and the time frames for which such commitments and obligations come due.

                                                                       PAYMENTS DUE BY PERIOD
                                           ------------------------------------------------------------------------------
                                                                                TOTAL
                                           ------------------------------------------------------------------------------
                                                               LESS THAN                                           AFTER
 CONTRACTUAL OBLIGATIONS                     TOTAL              1 YEAR          1-3 YEARS       4-5 YEARS         5 YEARS
--------------------------                 -----------       -----------      -----------      -----------        -------
Debenture (1)                              $   250,000       $        --      $   250,000      $        --        $   --
Lease Obligations (2)                          461,293           136,875          283,785           40,633            --
Notes Payable-Related Parties                  116,660           116,660               --               --            --
Employment Contracts (3)                       700,000           340,000          180,000          180,000            --

Total Contractual Cash Obligations         $ 1,527,953       $   593,535      $   713,735      $   220,633        $   --

----------
(1) Long Term Debt Obligations include principal amount of $250,000 debenture, excluding interest and assuming denture is redeemed in cash rather than through the issuance of common stock.

(2) The Company leased two properties; one in Deerfield Beach, Florida, for administrative offices and one in Boca Raton, Florida, for its restaurant operations. These amounts represent the future minimum lease payments due under these leases. The Company is also the guarantor of a lease located in Fort Lauderdale, Florida. This lease related to the Company's former restaurant location that was sold in September 2002. The Company will remain a guarantor until January 31, 2004.

(3) These represent the minimum contractual obligations to Messrs. Baker, D'Alonzo and Nevin under their current employment agreements.


CURRENT ACCOUNTING PRONOUNCEMENTS

         In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of long-lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities." Statement 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that currently are accounted for pursuant to the guidance that the Emerging Issues Task Force set forth in Issue No. 94-3. The scope of Statement 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract and (3) costs to consolidate facilities or relocate employees. Statement 146 is required to be effective for our exit or disposal activities initiated after December 29, 2002. We do not believe that the adoption of SFAS No. 146 will have a material impact on our financial position, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

         The consolidated financial statements of the Company required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in accountants or any disagreements with our accountants on accounting and financial disclosures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         As of February 28, 2003, the directors and executive officers of the Company, their age, positions in the Company, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

NAME OF DIRECTOR/
EXECUTIVE OFFICER          AGE       POSITION                              PERIOD SERVED
-----------------          ---       --------                              -------------
Douglas Baker               40     Director and Chief Executive Officer      July 2, 1998 to date
Raymond W. Nevin            56     President                                 February 3, 2003 to date
Marco D'Alonzo              37     Director, Secretary and Chief             July 2, 1998 to date
                                     Operating Officer
Susan Greenfield            38     Director                                  May 7, 2001 to date
Edward Meyer                45     Director and Audit Committee Member       June 6, 2000
Patricia Durante            42     Chief Financial Officer                   February 18, 2003 to date

         There are no family relationships between or among the directors, executive officers or any other person. None of the Company's directors or executive officers is a director of any company that files reports with the SEC. None of the Company's directors have been involved in legal proceedings.

         The Company's directors are elected at the annual meeting of stockholders and hold office until their successors are elected. The Company's officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.

         DOUGLAS BAKER

         Mr. Baker has more than 10 years of sales experience in the competitive financial service industry. He has been actively involved in the financial public relations industry since 1994. He has been a licensed stockbroker, 220 insurance agent and mortgage broker. From 1994 to 1998 he was Vice President and co-owner with Marco D'Alonzo of First Equity Group, Inc. a financial public relations company, where he was in charge of company operations including cash flow management, budgeting, public relations and human resources.

         MARCO D'ALONZO

         Mr. D'Alonzo is experienced in corporate, financial and business affairs. He has owned and operated two financial related businesses. From 1994 to 1998 he was also co-owner with Mr. Baker of First Equity Group, Inc., where he acted as President, with duties including marketing, business development and client relations.

         RAYMOND W. NEVIN

         Mr. Nevin has more than 30 years of senior leadership experience in the restaurant industry, with an emphasis on growth management. From July 1988 to May 1992, he served as president and CEO of Damon's The Place for Ribs. Mr. Nevin grew the company from $38 million to over $100 million in 4 years. From August 1992 to January 2002, he served as president and COO of Pizza U.S.A. Management. Nevin managed operations and national growth, implemented numerous operational improvements, and initiated the franchise program. From February 2002 to January 2003, he served as V.P. of Sales for TurboChef Technologies, Inc., a manufacturer of high speed commercial cooking equipment; Mr. Nevin managed senior level consultative selling. Mr. Nevin joined Health Express initially as a consultant, and was appointed president in February of 2003.

         SUSAN GREENFIELD

         From 1987 to the present, Ms. Greenfield has served as Treasurer of Rider Insurance Company, which specializes and leads the industry in insuring motorcycles within the state of New Jersey. Rider Insurance is a principal shareholder of the Company. Ms. Greenfield has served on the Board of Trustees for the June Bleiwise Supporting Foundation since 1996. Ms. Greenfield received her Bachelor of Science degree in Education from the University of Miami in 1987.

         PATRICIA DURANTE

         Ms. Durante is a Certified Public Accountant with a background in both public and private businesses. Ms. Durante has worked for a large international CPA firm and has owned her own CPA firm. Ms. Durante has also worked as controller for various public companies from 1985 to 1991 when she started her own CPA firm. From 2000 to the present, Ms. Durante has worked for Mackenzie Investment Management Inc., a mutual fund company, as Tax and Financial Reporting Manager. Prior to that, from 1991 through 1999, Ms. Durante had her own CPA firm where she prepared tax returns, financial statements and SEC reporting for several small public companies. Ms. Durante currently devotes an average of approximately 20 hours per week to the Company.

         EDWARD MEYER

         Mr. Meyer is a Certified Public Accountant. Since January, 2003, Mr. Meyer has been Controller of Dean Baldwin Painting, an aircraft strip and paint services company. From February, 2002 to November, 2002, Mr. Meyer was Controller of the South Florida Blood Bank. Between January, 2001 and February, 2002, he was self-employed as an accounting consultant. From December, 1999 to January, 2001, Mr. Meyer was Controller for U.S. Pool, a pool services company. His experience extends from a background in public accounting to more than 15 years as a controller with the private sector. Mr. Meyer provides advisory services in the areas of cash management, controlled growth, managing accounts receivables and payables and other areas which require management experience.

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

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal year ended December 29, 2002 and December 30, 2001 and 2000 certain information regarding the compensation earned by the Company's Chief Executive Officer and each of the Company's most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2002 exceeds $100,000, (the "Named Executive Officers"), with respect to services rendered by such persons to the Company and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                        ----------------------------------------------------       -------------------------------------------
NAME AND PRINCIPAL                                                 OTHER           RESTRICTED      UNDERLYING         OTHER
  POSITION               YEAR          SALARY      BONUS        COMPENSATION       STOCK AWARDS      OPTIONS      COMPENSATION
  --------               ----          ------      -----        ------------       ------------      -------      ------------

Douglas Baker,           2002          $28,014      none              none             none           none             none
CEO and                  2001          $18,955      none              none         $105,000           none             none
President                2000             none      none           $19,129             none           none             none

Marco D'Alonzo,          2002          $28,335      none              none             none           none             none
COO and                  2001          $18,553      none              none         $ 30,000           none             none
Secretary                2000             none      none           $15,918             none           none             none

Bruno Sartori,           2002             $500      none              none         $ 50,425           none             none
CFO(1)                   2001          $16,596      none              none         $ 90,000           none             none
                         2000             none      none           $38,025         $ 55,250        150,000             none

David Maltrotti,         2000             none      none           $ 7,050         $ 12,500           none             none
Executive(2)             1999             none      none           $22,180         $ 12,000        200,000             none
Vice-President

Russ Lo Bello(3)         2002          $20,000      none              none             none           none             none
President

----------
(1) Mr. Sartori's employment agreement expired on August 31, 2002. The exercise period for the balance of 142,366 unexercised options to purchase shares of the Company's common stock was extended to expire on August 31, 2007, unless sooner exercised in accordance with their terms.

(2) Mr. David Maltrotti's services with the Company terminated effective June 30, 2000. The options to purchase 200,000 shares of the Company common stock were canceled as of the date of termination.

(3) Mr. Lo Bello was employed as President of a subsidiary from May 5, 2002 through August 23, 2002.

OPTION GRANTS

         The following table contains information concerning the stock option grants to each of the Named Executive Officers for the fiscal years ended December 31, 2000 and December 31, 1999. No stock options were granted for the fiscal years ended December 30, 2001 or December 29, 2002. No stock appreciation rights were granted to these individuals during any year.

                                                     INDIVIDUAL GRANTS
                                                       % OF TOTAL
                                          NUMBER         OPTIONS
                                       OF SECURITIES     GRANTED
                                        UNDERLYING     TO EMPLOYEES
                           YEAR OF       OPTIONS       IN CALENDAR     EXERCISE PRICE     EXPIRATION
NAME                       GRANT         GRANTED           YEAR          ($/SH)(1)           DATE
----                       -----         -------           ----          ---------           ----
Douglas Baker               1999        2,000,000           47.62          $ 0.35             (2)
Marco D'Alonzo              1999        2,000,000           47.62          $ 0.35             (2)
Bruno Sartori               2000          150,000           65.22          $ 1.31             (3)

----------
(1)      The exercise price is to be paid in cash.

(2) The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options;(ii) he is no longer employed by the Company; and (iii) the expiration of ten years from the date of grant.

(3) The options, as originally issued, were exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options: (ii) he is no longer employed by the Company; and (iii) the expiration of the two years and three months from the date of the grant. The exercise period for the unexercised options was extended by the Board to expire on August 31, 2007, and the employment requirement waived.

FISCAL YEAR-END OPTION VALUES

         The following table sets forth information regarding each exercise of stock options and the value realized and the number and values of unexercised options held by each of the Named Executive Officers as of December 29, 2002.

                                                       NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                       SHARES                         UNDERLYING UNEXERCISED                IN-THE-MONEY
                      ACQUIRED         VALUE            OPTIONS AT 12/29/02             OPTIONS AT 12/29/02
NAME                 ON EXERCISE     REALIZED      EXERCISABLE     UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
----                 -----------     --------      -----------     -------------    -----------    -------------
Douglas  Baker         160,000        $56,000       1,840,000           -0-(1)     $ 1,380,000             -0-
Marco D'Alonzo         283,200        $99,120       1,716,800           -0-(1)     $ 1,287,600             -0-
Bruno Sartori            7,634           none         142,366           -0-(2)             -0-             -0-

----------
(1) Equal to the fair market value of securities underlying the option at the fiscal year end ($1.10) minus the exercise price ($ 0.35) payable for those securities.

(2) No value is recognized on outstanding options exercisable at 12/31/00 because the value of the underlying securities $1.10 per share of common stock is greater than the exercise price for those securities ($1.31)

         Health Express has not entered into any Long-Term Incentive Plan Awards since inception.

COMPENSATION OF DIRECTORS

         During the year 2001, Health Express issued 2,000 shares of its common stock to Edward Meyer as compensation for services as a director. Health Express did not issue any shares of common stock as compensation to any director in 2002.

EMPLOYMENT AGREEMENTS

         On December 6, 2002, the Company entered into employment agreements with Douglas Baker and Marco D'Alonzo for a one-year term expiring on December 5, 2003. Unless either party shall give to the other written notice of termination on or before October 31, 2003, the term of this Agreement shall, on December 6, 2003, be extended for a period of one year, commencing as of December 6, 2003 and expiring on December 5, 2004. The salaries for both officers will be equal to an annual amount of $125,000 and will be accrued if the Company is unable to pay any or all of the salary.

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

         On February 3, 2003, the Company entered into an employment agreement with Raymond Nevin as its President, after a 90 day probationary period, for a period of five (5) years from the date of the agreement. The initial salary will be at an annual amount of $90,000 and will increase to an annual amount of $110,000 after the sale of three (3) Healthy Bites Grill Franchises. Mr Nevin will also be granted cash and stock bonuses based on achieving certain milestones as spelled out in the employment agreement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information with respect of the beneficial ownership as of February 28, 2003 for any person who is known to the Company to be the beneficial owner of more than 5% of the Company's common stock.

                             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
---------------------------------------------------------------------------------------------------------------
                                                                         AMOUNT AND NATURE
                                  NAME AND                                 OF BENEFICIAL          PERCENTAGE OF
TITLE OF CLASS              ADDRESS OF BENEFICIAL OWNER                      OWNERSHIP               CLASS(3)
--------------              ---------------------------                      ---------               --------
Common                      Douglas Baker                                   4,024,420(1)               33.0%
                            5206 NW 28 St.
                            Margate, Florida  33063

Common                      Marco D'Alonzo                                  3,616,339(1)               29.9%
                            4892 N. Citation Drive, No. 106
                            Delray Beach, Florida 33445

Common                      Rider Insurance Company                         3,666,667(2)               29.6%
                            120 Mountain Avenue
                            Springfield, New Jersey 07081



                                            SECURITY OWNERSHIP OF MANAGEMENT
---------------------------------------------------------------------------------------------------------------
                                                                         AMOUNT AND NATURE
                                  NAME AND                                 OF BENEFICIAL          PERCENTAGE OF
TITLE OF CLASS              ADDRESS OF BENEFICIAL OWNER                      OWNERSHIP               CLASS(3)
--------------              ---------------------------                      ---------               --------
Common                      Douglas Baker                                   3,982,650(1)               32.6%
                            5206 NW 28 St.
                            Margate, Florida  33063

Common                      Marco D'Alonzo                                  3,522,750(1)               29.1%
                            4892 N. Citation Drive, No. 106
                            Delray Beach, Florida 33445

Common                      Susan Greenfield                                  336,000                   3.2%
                            19277 Natures View Court
                            Boca Raton, Florida 33498

Common                      Edward Meyer                                        2,000                    *
                            2809 Embassy Drive
                            West Palm Beach, Florida 33701

Common                      Raymond Nevin
                            650 Canistel Lane
                            Boca Raton, Florida 33486                               0                    *

Common                      Patricia Durante                                   10,000                    *
                            6620 Marbletree Lane
                            Lake Worth, Florida 33467

ALL OFFICERS AND DIRECTORS AS A GROUP
  (6) persons                                                               7,853,400                  56.3%


----------
*        Less than 1%.


(1) Mr. D'Alonzo and Mr. Baker have options to purchase 1,716,800 and 1,840,000 shares, respectively, of common stock at an exercise price of $0.35 per share. The options are exercisable for a period of ten years from June 15, 1999 and are included in the calculation of ownership in accordance with Rule 13(d) of the Securities Act.

(2) Rider Insurance Company has warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $1.00. The warrants are exercisable for a period of ten years from May 2, 2001.

(3) Applicable percentage of ownership is based on 10,377,705 shares of common stock outstanding as of December 29, 2002 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of December 29, 2002 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

         The following table sets forth the securities that have been authorized under equity compensation plans as of December 29, 2002.

                                                                                                              NUMBER
                                                                                                           OF SECURITIES
                                                                                                             REMAINING
                                                                                                             AVAILABLE
                                                                          NUMBER                            FOR FUTURE
                                                                      OF SECURITIES                          ISSUANCE
                                                                       TO BE ISSUED    WEIGHTED-AVERAGE    UNDER EQUITY
                                                                      UPON EXERCISE    EXERCISE PRICE   COMPENSATION PLANS
                                                                      OF OUTSTANDING   OF OUTSTANDING       (EXCLUDING
                                                                         OPTIONS,         OPTIONS,          SECURITIES
                                                                       WARRANTS AND     WARRANTS AND         REFLECTED
                                                                          RIGHTS           RIGHTS         IN COLUMN (A))
                                                                           (A)               (B)                (C)
                                                                       -----------      ------------      ----------------
Equity compensation plans approved by security holders                         0               --                    0
Equity compensation plans not approved by security holders              6,082,166           $0.622                   0
TOTAL                                                                           0               --                   0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the past two (2) years, the Company has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of the Company's Common Stock, except as disclosed in the following paragraphs.

         During the fiscal year 2001 Mr. Baker and Mr. D'Alonzo received as additional compensation 140,000 and 40,000 shares of the Company's common stock, respectively. The Company also received $66,660 in short-term financing from three directors of the Company at various times during 2002. The notes payable bear interest at 5.5% per annum and are payable on June 30, 2003. On March 6, 2003, an additional $25,000 was received from one of the directors of the Company. The note payable bears interest at 5.5% per annum and is payable on June 30, 2003.

         The Company received $70,000 in financing from a related party on May 20, 2002. The note was payable on September 20, 2002 and included interest at 5.5% per annum. On November 8, 2002, $50,000 of the note payable, after repayment of $20,000 principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5,000 shares of the Company's restricted common stock to the note holder. The shares issued were valued at $1,750, and this amount was recorded as interest expense.

         On December 6, 2002, the Company entered into employment agreements with Douglas Baker and Marco D'Alonzo for a one-year term expiring on December 5, 2003, renewable for a second year. Unless either party shall give to the other written notice of termination on or before October 31, 2003, the term of this Agreement shall, on December 6, 2003, be extended for a period of one year, commencing as of December 6, 2003 and expiring on December 5, 2004. The salaries for both officers will be equal to an annual amount of $125,000 and will be accrued if the Company is unable to pay any or all of the salary.

         On February 3, 2003, the Company hired Raymond Nevin to be the new president of the Company and entered into a five-year employment agreement with him. His initial salary will be $90,000 per year and will increase to an amount of $110,000 after the sale of the first three franchises.

         On February 20, 2003, the Company sold its first franchise to one of the Company's directors, Susan Greenfield. The franchisee has identified a location and is currently finalizing a lease located in South Florida. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. The franchise fee paid was $30,000 with an additional $5000 advertising deposit.

         Mr. Bruno Sartori was employed as the Company's Chief Financial Officer pursuant to an employment agreement entered into on May 30, 2000 that expired on August 31, 2002. He was compensated a total of 66,700 shares of the Company's Common Stock for the year 2002, 126,000 shares of the Company's Common Stock for the year 2001 and 35,000 shares of the Company's Common Stock for the year 2000. The agreement also granted Mr. Sartori options to acquire 150,000 shares of the Company's Common Stock at a purchase price of $1.31 per share of which 7,634 were exercised. The exercise period of the remaining 142,366 options was extended in August 2002 until August 31, 2007.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         See Index to Consolidated Financial Statements attached, which are filed as part of this report.

REPORTS ON FORM 8-K

         Current Report on Form 8-K filed on October 9, 2002 pursuant to Item 5 (Other Events) reporting that on September 23, 2002, the Company sold equipment and supplies that the Company used at its restaurant in Fort Lauderdale Florida. It also reported that on August 23, 2002, the Company terminated Russ Lo Bello as President of a subsidiary of the Company and that on September 4, 2002, Bruno Sartori, the Company's Chief Financial Officer, confirmed to the Board of Directors that as a result of the expiration of his employment agreement on August 31, 2002, he would no longer be Chief Financial Officer of the Company effective September 1, 2002.

         (b)      EXHIBITS:

EXHIBIT NO.
------------        --------------------------------------------------    -----------------------------------------------------
2.1                 Articles of Incorporation, as amended                 Incorporated  by  reference  to  Exhibit  2 to  Form
                                                                          10-SB filed on October 6, 1999

3.1                 By-laws                                               Incorporated  by  reference  to Exhibit 3(a) to Form
                                                                          10-SB filed on October 6, 1999

3.2                 Articles of Incorporation of Healthy Bites Grill of   Incorporated  by  reference  to Exhibit 3(b) to Form
                    Boca, Inc.                                            10-QSB filed on August 13, 2001

3.3                 Articles of Incorporation for Health Express          Incorporated  by  reference  to Exhibit 3(b) to Form
                    Franchise Company                                     10-QSB filed on August 13, 2001

4.1                 Warrants for 38,000 shares issued to Francorp, Inc.   Incorporated  by  reference  to  Exhibit  4 to  Form
                                                                          10-QSB filed on August 13, 2001

4.2                 Warrants for 2,000,000 shares issued to Rider         Incorporated  by  reference  to  Exhibit  4 to  Form
                    Insurance Company                                     10-QSB filed on August 13, 2001

10.1                Lease between Health Express USA, Inc. and Saul       Incorporated by reference to Exhibit 10(a) to Form
                    Strachman                                             10-SB filed on October 6, 1999

10.2                Lease between Healthy Bites Grill of Boca, Inc. and   Incorporated  by  reference  to  Exhibit  10 to Form
                    Lester M. Entin Associates                            10-QSB filed on May 14, 2001

10.3                Employment agreement of Bruno Sartori.                Incorporated  by  reference  to  Exhibit  10 to Form
                                                                          10-QSB on November 14, 2000 and incorporated  herein
                                                                          by such reference.

10.4                Employment Agreement of Douglas Baker                 Filed herewith

10.5                Employment Agreement of Marco D'Alonzo                Filed herewith

10.6                Employment Agreement of Raymond Nevin                 Filed herewith

10.7                Franchise Development Agreement with Francorp, Inc.   Incorporated  by reference to Exhibit  10(c) to Form
                                                                          10-QSB filed on August 13, 2001

EXHIBIT NO.
------------        --------------------------------------------------    -----------------------------------------------------
10.9                Franchise Agreement between Health Express            Field herewith
                    Franchise Company and Susan Greenfield

10.10               Lease between Crown Diversified Industries and        Incorporated by reference to Exhibit 10 to Form
                    Health Express, Inc. dated May 2, 2002                10-QSB filed on May 15, 2002

10.11               Standard Asset Purchase Contract and Receipt dated    Incorporated by reference to Exhibit 99.2 to Form
                    July 19, 2002                                         8-K filed on October 9, 2002

10.12               Fourth Addendum to Standard Asset Purchase Contract   Incorporated by reference to Exhibit 99.3 to Form
                    and Receipt dated September 23, 2002                  8-K filed on October 9, 2002

10.13               Addendum to Fourth Addendum to Standard Asset         Incorporated by reference to Exhibit 99.4 to Form
                    Purchase Contract and Receipt dated September 23,     8-K filed on October 9, 2002
                    2002

10.14               Agreement between Health Express, Inc. and            Incorporated by reference to Exhibit 99.5 to Form
                    Roll-A-Round Real Roast Beef, Inc. dated September    8-K filed on October 9, 2002
                    23, 2002

10.15               Lease Amendment and Assignment Agreement dated        Incorporated by reference to Exhibit 99.6 to Form
                    September 18, 2002                                    8-K filed on October 9, 2002

10.16               Addendum to Lease Amendment and Assignment            Incorporated by reference to Exhibit 99.7 to Form
                    Agreement dated September 23, 2002                    8-K filed on October 9, 2002

10.17               Escrow Agreement dated September 23, 2002             Incorporated by reference to Exhibit 99.8 to Form
                                                                          8-K filed on October 9, 2002

10.19               Equity Line of Credit Agreement dated March           Filed herewith
                    13, 2003 between the Registrant and Cornell Capital
                    Partners LP

10.20               Registration Rights Agreement dated March 13, 2003    Filed herewith
                    between the Registrant and Cornell Capital
                    Partners, LP

10.21               Escrow Agreement dated March 13, 2003 among the       Filed herewith
                    Registrant, Cornell Capital Partners, LP, Butler
                    Gonzalez, LLP

10.22               Securities Purchase Agreement dated                   Filed herewith
                    January 17, 2003 among the Registrant and the Buyers

10.23               Escrow Agreement dated January 17, 2003 among the     Filed herewith
                    Registrant, the Buyers, and Butler Gonzolaz, LLP

10.24               Debenture Agreement Dated January 17, 2003 between    Filed herewith
                    the Registrant and Cornell Capital Partners LP

EXHIBIT NO.
------------        --------------------------------------------------    -----------------------------------------------------
10.25               Investor Registration Rights Agreement dated March    Filed herewith
                    13, 2003 between the Registrant and the Investors

10.26               Placement Agent Agreement dated March 13, 2003        Filed herewith
                    among the Registrant, NT Capital Equities, Ltd. and
                    Cornell Capital Partners LP

ITEM 14.  CONTROLS AND PROCEDURES

         (a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES:

         Within 90 days prior to the date of this Report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports that are filed with the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last valuation.

         (b       CHANGES IN INTERNAL CONTROLS:

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-KSB.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March ___, 2003                    HEALTH EXPRESS USA, INC.


                                   By:
                                      --------------------------------------
                                        Douglas Baker,
                                        Chief Executive Officer and Director



                                   By:
                                      --------------------------------------
                                        Patricia Durante,
                                        Chief Financial Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/ Marco D'Alonzo
------------------------------
Chief Operating Officer,                                        Date
Secretary and Director

/s/ Raymond Nevin
------------------------------
President                                                       Date

/s/ Edward Meyer
------------------------------
Director                                                        Date


/s/ Susan Greenfield
------------------------------
Director                                                        Date

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Health Express USA, Inc. (the "Company") on Form 10-KSB for the year ended December 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


March ___, 2003                    HEALTH EXPRESS USA, INC.


                                   By:
                                      --------------------------------------
                                        Douglas Baker,
                                        Chief Executive Officer



                                   By:
                                      --------------------------------------
                                        Patricia Durante,
                                        Chief Financial Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302


                                  CERTIFICATION


         I, Douglas Baker, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Health Express USA Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6        The registrant's other certifying officers and I have
indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                              By:
                                      --------------------------------------
                                        Douglas Baker,
                                        Chief Executive Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302


                                  CERTIFICATION


         I, Patricia Durante, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Health Express USA Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date                               By:
                                      --------------------------------------
                                        Patricia Durante,
                                        Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors of
Health Express USA, Inc.

We have audited the accompanying consolidated balance sheets of Health Express USA, Inc. and its subsidiaries (collectively, the "Company") as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Express USA, Inc. and its subsidiaries as of December 29, 2002 and December 30, 2001 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants

Pompano Beach, Florida
February 19, 2003

PART II

   Item 7: Financial Statements


                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                     December 29, 2002 and December 30, 2001

                                            ASSETS
                                                                        December 29,      December 30,
                                                                             2002             2001
                                                                         -----------      -----------
CURRENT ASSETS
      Cash and cash equivalents                                          $     7,564      $   211,169
      Inventory                                                               18,907            9,029
      Prepaid expenses and other                                               6,188           18,871
                                                                         -----------      -----------
      TOTAL CURRENT ASSETS                                                    32,659          239,069

PROPERTY AND EQUIPMENT, net                                                  567,323          331,735

DEPOSITS                                                                      62,478           62,510
                                                                         -----------      -----------
      TOTAL                                                              $   662,460      $   633,314
                                                                         ===========      ===========


                               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
      Accounts payable                                                   $   115,493      $     7,092
      Accrued liabilities                                                     72,655           60,209
      Notes payable - related parties                                        116,660               --
      Current portion of capital lease obligation                                 --            9,532
                                                                         -----------      -----------
      TOTAL CURRENT LIABILITIES                                              304,808           76,833
                                                                         -----------      -----------

LONG TERM PORTION - Capital lease obligation                                      --            5,694
                                                                         -----------      -----------

STOCKHOLDERS ' EQUITY
Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized
10,368,181 and 8,550,123 issued and outstanding at December 29, 2002
and December 30, 2001 respectively                                            10,368            8,550
Additional paid-in capital                                                 8,221,968        7,347,867
Accumulated deficit                                                       (7,874,684)      (6,805,630)
                                                                         -----------      -----------
      TOTAL STOCKHOLDERS' EQUITY                                             357,652          550,787
                                                                         -----------      -----------

      TOTAL                                                              $   662,460      $   633,314
                                                                         ===========      ===========




                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001

                                                Year                  Year
                                                Ended                 Ended
                                          December 29, 2002      December 30, 2001
                                            -----------             -----------
REVENUES, net                               $   670,984             $   398,886

COST OF SALES                                   257,471                 190,681
                                            -----------             -----------
GROSS PROFIT                                    413,513                 208,205
                                            -----------             -----------

CONTROLLABLE AND OTHER
RESTAURANT EXPENSES
Labor                                           315,412                 199,701
Occupancy                                       179,837                  59,105
Marketing                                        39,540                   2,864
Repairs                                          26,096                  23,168
Other direct costs                               84,863                  67,438
                                            -----------             -----------
                                                645,748                 352,276
                                            -----------             -----------

OTHER EXPENSES
Compensation                                    199,413                 476,355
Compensatory stock and options                  138,597                 269,875
Depreciation                                    132,049                  91,501
Interest expense                                  8,459                   6,051
General and administrative                      327,331                 387,923
Loss on disposal of property
  and equipment                                  30,970                      --
                                            -----------             -----------
                                                836,819               1,231,705
                                            -----------             -----------
TOTAL EXPENSES                                1,482,567               1,583,981
                                            -----------             -----------

LOSS BEFORE PROVISION
FOR INCOME TAXES                             (1,069,054)             (1,375,776)

PROVISION FOR INCOME TAXES                           --                      --
                                            -----------             -----------
        NET LOSS                            $(1,069,054)            $(1,375,776)
                                            ===========             ===========


   LOSS PER COMMON SHARE:
   Basic and diluted                        $     (0.11)            $     (0.17)
                                            ===========             ===========
   Weighted average common shares
   outstanding                                9,576,062               7,883,566
                                            ===========             ===========


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001

                                                                          Year                 Year
                                                                          Ended                Ended
                                                                    December 29, 2002     December 30, 2001
                                                                    -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                       $(1,069,054)        $(1,375,776)
       Adjustments to reconcile net loss to net cash used in
       operating activities
          Depreciation                                                    132,049              91,501
          Loss on disposal of property and equipment                       30,970                   0
          Common stock issued for compensation and interest                93,800             309,775
          Charges for stock options and warrants                           46,369             269,875
          Changes in certain assets and liabilities
              Inventory, prepaid expenses and other assets                  2,805              (8,302)
             Accounts payable and accrued liabilities                     120,847               5,914
                                                                      -----------         -----------

            NET CASH USED IN OPERATING ACTIVITIES                        (642,214)           (707,013)
                                                                      -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                (518,607)           (109,236)
       Proceeds from sale of restaurant assets                            120,000                   0
       Changes in deposits                                                     32             (57,649)
                                                                      -----------         -----------

            NET CASH USED IN INVESTING ACTIVITIES                        (398,575)           (166,885)
                                                                      -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Payments on capital lease obligation                               (15,226)             (6,973)
       Proceeds from loans from related parties                           136,660                   0
       Repayment of related party loans                                   (20,000)                  0
       Net proceeds from issuance of common stock                         735,750           1,082,870
                                                                      -----------         -----------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                     837,184           1,075,897
                                                                      -----------         -----------

            NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS        (203,605)            201,999

CASH AND CASH EQUIVALENTS, Beginning of the period                        211,169               9,170
                                                                      -----------         -----------

CASH AND CASH EQUIVALENTS, End of the period                          $     7,564         $   211,169
                                                                      ===========         ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                       $     5,806         $     6,051
                                                                      ===========         ===========
       Cash paid during the period for income taxes                   $        --         $        --
                                                                      ===========         ===========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

       During the quarters ending March 31, 2002 and 2001, shareholders made capital contributions to the Company in the form of the Company's common stock with values of approximately $71,500 and $150,000, respectively.


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001

                                                           Common Stock
                                                    ---------------------------    Additional
                                                      Shares          at Par         Paid-In      Accumulated
                                                      Issued           Value         Capital         Deficit         Total
                                                    -----------     -----------     -----------    -----------     -----------
STOCKHOLDERS' EQUITY, January 1, 2001                 6,467,722     $     6,468     $ 5,687,429    $(5,429,854)    $   264,043

Shares contributed and cancelled                       (200,000)           (200)            200             --              --

Issuance of 29,000 shares of restricted stock
at $0.35 private offering                                29,000              29          10,121             --          10,150

Issuance of 1,666,667 shares of restricted stock
at $0.60 private offering                             1,666,667           1,667         998,333             --       1,000,000

Issuance of 140,500 shares of restricted stock
at $ 0.35 - exercise of warrants                        140,500             140          49,035             --          49,175

Issuance of 46,334 shares of restricted stock-
exercise of options                                      46,334              46          23,499             --          23,545

Issuance of 399,900 shares of restricted
stock for compensation and prizes                       399,900             400         309,375             --         309,775

Additional paid in capital for stock options
and warrants                                                 --              --         269,875             --         269,875

Net loss for the year ended December 30, 2001                --              --              --     (1,375,776)     (1,375,776)
                                                    -----------     -----------     -----------    -----------     -----------

STOCKHOLDERS' EQUITY, December 30, 2001               8,550,123           8,550       7,347,867     (6,805,630)        550,787

Issuance of 1,008,000 shares of restricted stock
at $0.25 private offering                             1,008,000           1,008         250,992             --         252,000

Issuance of 345,000 shares of restricted stock
at $0.75 private offering                               345,000             345         258,405             --         258,750

Issuance of 642,858 shares of restricted stock
at $0.35 private offering                               642,858             643         224,357             --         225,000

Shares contributed and cancelled                       (287,000)           (287)            287             --              --

Issuance of 109,200 shares of restricted
stock for compensation and interest                     109,200             109          93,691             --          93,800

Modification of terms of stock options                       --              --          46,369             --          46,369

Net loss for the year ended December 29, 2002                --              --              --     (1,069,054)     (1,069,054)
                                                    -----------     -----------     -----------    -----------     -----------

STOCKHOLDERS' EQUITY, December 29, 2002              10,368,181     $    10,368     $ 8,221,968    $(7,874,684)    $   357,652
                                                    ===========     ===========     ===========    ===========     ===========


                 See notes to consolidated financial statements

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

Organization
------------
Health Express USA, Inc. was incorporated in the State of Florida on July 2, 1998. Its wholly owned subsidiaries, organized in Florida, are Healthy Bites Grill, Inc., which was incorporated on January 26, 1999 and Healthy Bites Grill of Boca, Inc. and Health Express Franchise Company, which were incorporated on May 7, 2001. The consolidated financial statements are presented following the elimination of any inter-company balances and transactions. Health Express USA, Inc. and its subsidiaries are collectively referred to herein as the "Company" or "Health Express". The Company is primarily engaged in operating a gourmet, fast-food health and nutrition restaurant, which began operations in Fort Lauderdale, Florida on April 10, 2000 through its wholly owned subsidiary, Healthy Bites Grill, Inc. The Fort Lauderdale restaurant equipment and supplies were sold on September 23, 2002. On June 24, 2002, the Company began operations at a second restaurant in Boca Raton, Florida through its wholly owned subsidiary, Healthy Bites Grill of Boca, Inc. The Company plans to expand through franchising. Franchise operations will be conducted through its wholly owned subsidiary, Health Express Franchise Company. The financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.

Going Concern Considerations
----------------------------
The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $1,069,054 and $1,375,776 for the years ended December 29, 2002 and December 30, 2001, respectively, and has an accumulated deficit of $7,874,684 at December 29, 2002. The Company has incurred cumulative losses since inception, has funded operations through investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Revenue Recognition
-------------------
Revenue from restaurant sales is recognized at the time of the transaction with the customer, and since all sales are for cash or by credit cards, there are no trade receivables. Once franchise activities begin, the Company will record revenues from franchise activities in accordance with applicable accounting standards for franchisors.

Inventory
---------
Inventory, consisting of food, beverages and supplies, is carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory of paper products held in storage by a supplier is stated at cost on a specific identification basis.

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Property and Equipment
----------------------
Property and equipment are recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to five years. Expenditures for routine maintenance and repairs are charged to expense as incurred.

Advertising
-----------
The Company expenses advertising costs to operations in the year incurred. Advertising expense was $94,442 and $53,664 for the years ended December 29, 2002 and December 30, 2001, respectively.

Income Taxes
------------
The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, net operating loss carry forwards and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the difference between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets may not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax rates when such changes occur.

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

Stock Based Compensation
------------------------
The Company accounts for stock based compensation under the provisions of SFAS No. 123, "Accounting for Stock Based Compensation". For stock and options issued to employees, and for transactions with non-employees in which services were performed in exchange for the Company's common stock, the transactions are recorded on the basis of fair value of the services received or the fair value of the equity instruments issued, whichever was more readily measurable.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents, if any, include all highly liquid debt instruments with an original maturity of three months or less at the date of purchase. The Company occasionally maintains cash balances in financial institutions in excess of federally insured limits.

Fair Value of Financial Instruments
-----------------------------------
Cash, accounts payable and accrued liabilities are reported in the financial statements at cost, which approximates fair value due to the short-term maturity of those instruments. The fair values of the Company's debt and capital lease obligations are the same as the reported amounts because rates and terms approximate current market conditions.

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

Statement of Comprehensive Income
---------------------------------
In accordance with SFAS No. 130, "Reporting Comprehensive Income", the Company is required to report its comprehensive income. Other comprehensive income refers to revenue, expenses, and gains and losses that under generally accepted accounting principles are included in comprehensive income (loss) but are excluded from net income (loss), as these amounts are recorded directly as an adjustment to stockholders' equity. A statement of comprehensive income (loss) is not presented since the Company has no items of other comprehensive income. Comprehensive income (loss) is the same as net income for the periods presented herein.

Segment Reporting
-----------------
Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company's operations are now defined as consisting of two operating segments, restaurant operations and franchising. During the quarter ended June 30, 2001, the Company began its franchising efforts, but has yet to generate any revenues from this activity. Franchising operations reported an operating loss for the year ended December 29, 2002 and the period from May 7, 2001 through December 30, 2001 of $7,758 and $143,400, respectively. The remainder of the Company's loss is attributable to its restaurant operations. The franchising segment has no depreciation or amortization, and the only asset is a minimal amount of cash.

Recent Accounting Pronouncements
--------------------------------
In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of long-lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Exit or Disposal Activities." Statement 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that currently are accounted for pursuant to the guidance that the Emerging Issues Task Force set forth in Issue No. 94-3. The scope of Statement 146 also includes (1) costs related to terminating a contract that is not a capital lease, (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract and (3) costs to consolidate facilities or relocate employees. Statement 146 is required to be effective for our exit or disposal activities initiated after December 29, 2002. The adoption of SFAS No. 146 is not expected to have a significant impact on the Company's financial position, results of operations or cash flows.

Other
-----
Certain 2001 amounts have been reclassified to conform to the presentation used for the 2002 financial statements. The Company's interim accounting periods end on the last Sunday of each calendar quarter, and the fiscal year ends on the last Sunday in December.

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consists of the following at December 29, 2002 and December 30, 2001:

                                                        2002         2001
                                                        ----         ----
         Construction costs and leasehold
         improvements - restaurants                   $486,521     $385,306
         Restaurant equipment                          143,243       95,146
         Office equipment                                2,519        4,722
                                                      --------     --------
         Total cost                                    632,283      485,174
         Less: Accumulated Depreciation                 64,960      153,439
                                                      --------     --------
         Property and equipment, net                  $567,323     $331,735
                                                      ========     ========

Depreciation expense (including amortization of leases) totaled $132,049 and $91,501 for the years ended December 29, 2002 and December 30, 2001, respectively. No depreciation expense was recorded in 2001 for construction costs incurred for the Boca Raton restaurant since it had not yet started operations.

NOTE 3 - CAPITAL LEASE OBLIGATIONS
----------------------------------

The Company acquired certain restaurant equipment under the provisions of various long-term leases and has capitalized the minimum lease payments. The equipment was returned and the lease terminated after the sale of the restaurant equipment and supplies on September 23, 2002. The leases were for three-year terms beginning in 2000 and would have terminated in 2003. As of December 29, 2002 and December 30, 2001 the leased property has a recorded cost of $0 and $27,001, respectively. Depreciation expense in the amount of $6,575 and $9,000 has been charged to operations in the period from December 31, 2001 through September 23, 2002 and for the year ended December 30, 2001, respectively.

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

Issuance of Common Stock
------------------------
During the year ended December 30, 2001, the Company sold 1,882,501 shares of common stock thorough private offerings and the exercise of warrants and stock options that resulted in net proceeds of $1,082,870 and issued 399,900 shares of restricted stock for compensation and prizes. Management of the Company placed a value of $309,775 on the services performed.

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001


NOTE 4 - STOCKHOLDERS' EQUITY (continued)
-----------------------------------------

During the year ended December 30, 2001 Mr. Marco D'Alonzo, a director and officer, made a contribution to the Company of 200,000 shares of common stock.

During the year ended December 29, 2002, the Company sold 1,995,858 shares of common stock thorough private offerings that resulted in net proceeds of $735,750. The Company issued 345,000 stock purchase warrants pursuant to an offering for sale to accredited investors under Regulation D of the Securities Act of up to 250 units at $6,000 per unit. The offering was terminated on July 17, 2002. Additionally, the Company issued 104,200 shares of restricted stock for compensation, and 5,000 shares as consideration to a note holder for extending the note's maturity date. Management of the Company placed a value of $93,800 on the shares issued. During 2002, there were 287,000 shares of common stock contributed and cancelled by the Company.

Initial Unit Offering Warrants
------------------------------
The Company's initial private placement, dated August 1, 1998, represented the issuance of 200,000 units, with each unit consisting of one share of common stock at a price of $0.10 and warrants to purchase seven shares of common stock at $0.70 per share. Total common stock initially available to be issued through the exercise of these warrants was 1,400,000. On June 3, 1999, the Company split the warrants by reducing the exercise price of the outstanding warrants by one-half, to $0.35 per share, and increasing the number by a multiple of two. The expiration date for the exercise of the warrants was originally August 31,1999 and had been extended to June 30, 2001. Outstanding but unexercised warrants expired on June 30, 2001.

Other Warrants
--------------
On July 31, 2001 the Company issued warrants to Francorp, Inc. for the purchase of 38,000 shares of the Company's common stock at an exercise price of $2.00 per share resulting in a warrant charge of $40,000. The exercise period of the warrants expires on July 31, 2006. See Note 7, Commitments and Contingencies - Other Agreements.

On May 2, 2001 the Company issued warrants to Rider Insurance Company for the purchase of 2,000,000 shares of the Company's common stock at an exercise price of $1.00 per share. The issuance was in conjunction with their purchase of common stock in the Company. The exercise period of the warrants expires on May 2, 2011.

Stock Options - Employees
-------------------------
During the year ended December 30, 2001, the Company issued 200,000 stock options that are exercisable for 200,000 shares of common stock at fair value exercise price of $2.00, which were immediately vested. In accordance with SFAS No. 123, the granting of these stock options resulted in compensation expense of $165,000. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 5.0%, zero dividend yield, volatility of 55% and a weighted average expected life of the options of three years. These options were forfeited in 2002 when the employee left the Company. Additionally, in 2001, the Company recorded a remaining option charge based on an established vesting schedule of $64,875.

During the year ended December 29, 2002, the Company modified the expiration date of 142,366 stock options by extending the expiration date from August 31, 2002 to August 31, 2007. In accordance with SFAS No. 123, the modification of these stock options resulted in compensation expense of $46,368. The fair value impact for the modification of these options was estimated at the modification of grant using a Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001


NOTE 4 - STOCKHOLDERS' EQUITY (continued)
-----------------------------------------

rate of 3.0%, zero dividend yield, volatility of 98% and a weighted average expected life of the options of five years.

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

Stock Option - Summary
----------------------
The following table represents the Company's stock option activity for the years ended December 29, 2002 and December 30, 2001:

                                                         Optioned     Weighted-Average
                                                          Shares       Exercise Price
                                                        ----------    ----------------
Options outstanding at January 1, 2001                   3,795,500        $   0.39

   Granted during 2001                                     200,000        $   2.00
   Exercised during 2001                                   (46,334)       $   0.51
                                                        ----------        --------
Options outstanding at December 30, 2001                 3,949,166        $   0.47

  Forfeited during 2002                                   (250,000)       $  (1.71)
                                                        ----------        --------
Options outstanding at December 29, 2002                 3,699,166        $   0.39
                                                        ==========        ========

At December 29, 2002, all of the outstanding options are currently exercisable. Of this total, 142,366 options are exercisable at $1.31 each through August 31, 2007, and the balance at $0.35 each through June 14, 2009.

NOTE 5 - INCOME TAXES
---------------------

A summary of the provision for income taxes for the period ended December 29, 2002 and December 30, 2001 is as follows:


                                                   2002        2001
                                               ---------     ---------
         Currently  payable                    $      --     $      --
         Deferred benefit                        404,300       550,100
         less:  Valuation allowance             (404,300)     (550,100)
                                               ---------     ---------

                 Provision for income taxes    $      --     $      --
                                               =========     =========

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001


NOTE 5 - INCOME TAXES (continued)
---------------------------------

The deferred benefit, prior to the reduction for the valuation allowance, differs from the amount computed using the federal tax rate primarily due to the effects of state taxes and permanent differences. Net deferred tax assets at December 29, 2002 and December 30, 2001 are as follows:

                                                        2002           2001
                                                    -----------     -----------
         Available net operating loss carryovers    $ 1,027,100     $   683,300
         Stock option/compensation charges            1,893,900       1,866,600
         Other deferred tax assets                       69,400          36,200
         Less:  Valuation allowance                  (2,990,400)     (2,586,100)
                                                    -----------     -----------
                 Net deferred tax assets            $        --     $        --
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

The Company has available tax net operating carryovers ("NOLs") as of December 29, 2002 of approximately $2.9 million. The NOLs will expire beginning in 2018. Certain provisions of the tax law may limit NOL carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership, however, management believes that an ownership change has not yet occurred which would cause the NOL carryover to be limited.

NOTE 6 - LEASE COMMITMENTS
--------------------------

The Company leases two properties; one in Deerfield Beach, Florida for administrative offices and one in Boca Raton, Florida for its restaurant operations with scheduled annual rental increases. The total rental payments are being amortized over the lives of the leases on a straight-line basis in accordance with SFAS No. 13. The Deerfield Beach office lease commenced on May 15, 2002 and is for a three year period terminating on May 31, 2005. The Boca Raton lease commenced on May 7, 2001 and is for a five-year period terminating on April 30, 2006. .

Future annual minimum rental payments subsequent to December 29, 2002 are as follows:

               Year Ending
                December,
                ---------
                  2003                             $136,875
                  2004                              150,125
                  2005                              133,660
                  2006                               40,633
                                                   --------
                          Total                    $461,293
                                                   ========

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001

NOTE 6 - LEASE COMMITMENTS (continued)
--------------------------------------

Total rent expense for the years December 29, 2002 and December 30, 2001 was $188,147 and $153,696, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Other Agreements
----------------
The Company has established vendor relationships with various food and supplies distributors. No contracts or commitments have been entered into and purchases are on terms or on a COD basis. There were no purchase commitments as of December 29, 2002.

On July 10, 2001 the Company entered into an agreement with Francorp, Inc., a consulting firm specializing in the development and implementation of comprehensive franchise programs. The total fee for the agreement was $136,000, which was paid for in cash in the amount of $60,000 plus 37,400 shares of the Company's stock. The management of the Company placed a value on the stock of $37,400. On July 31, 2001 the Company also issued Francorp, Inc. warrants for 38,000 shares of the common stock at a purchase price of $2.00 per share. The warrants expire on July 31, 2006.

Litigation, Claims, and Assessments
-----------------------------------
In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. In management's opinion, the outcome of any such matters will not have a material impact upon the Company's financial position and results of operations.

Guarantee
---------
The Fort Lauderdale restaurant equipment and supplies were sold on September 23, 2002. The lease between the Company and the landlord, which expires on January 31, 2004, was assigned to the Buyer, but the Company remains as a guarantor until January 31, 2004. No claim has been made against the Company under the guarantee.

NOTE 8 - NET LOSS PER COMMON SHARE
----------------------------------

For the periods ended December 29, 2002 and December 30, 2001, basic and diluted weighted average common shares include only common shares outstanding, as the inclusion of common share equivalents would be anti-dilutive. However, the common stock equivalents, if converted, would have increased common shares outstanding at December 29, 2002 and December 30, 2001 by approximately 6,082,166 shares and 5,987,166 shares, respectively.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

                                                      2002               2001
                                                      ----               ----
Common shares outstanding at December 29th          10,368,181        8,550,123
            and December 30th
Effect of weighting                                   (792,119)        (666,557)
                                                   -----------      -----------
Weighted average common shares outstanding           9,576,062        7,883,566
                                                   ===========      ===========

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001

NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

The Company received $70,000 in financing from a related party on May 20, 2002. The note was payable on September 20, 2002 and included interest at 5.5% per annum. On November 8, 2002, $50,000 of the note payable, after repayment of $20,000 principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5,000 shares of the Company's restricted common stock to the note holder. The shares issued were valued at $1,750, and this amount was recorded as interest expense. The Company also received $66,660 in short-term financing from three directors of the Company at various times during 2002. The notes payable bear interest at 5.5% per annum and are payable on June 30, 2003.

NOTE 10 - SEGMENT INFORMATION
-----------------------------

The Company is organized into two reportable operating segments, restaurant operations and franchising. Restaurant operations include the operations of the Company's restaurant in Boca Raton, Florida, which opened on June 24, 2002 and in Fort Lauderdale, Florida, which ceased its operations on September 23, 2002. Franchise operations consists primarily of legal fees and costs associated with the preparation of the Uniform Franchise Offering Circular. See Note 1 - Organization.

                                     Restaurant                     Consolidated
                                     Operations     Franchising         Total
                                     ----------     -----------     ------------
Revenues
--------

Year ended December 29, 2002         $  670,984     $        0        $  670,984
Year ended December 30, 2001         $  398,886     $        0        $  398,886

Operating Loss
--------------

Year ended December 29, 2002         $1,061,296     $    7,758        $1,069,054
Year ended December 30, 2001         $1,232,376     $  143,400        $1,375,776

Segment Assets
--------------

Year ended December 29, 2002         $  662,356     $      104        $  662,460
Year ended December 30, 2001         $  633,314     $        0        $  633,314

Depreciation
------------

Year ended December 29, 2002         $  132,049     $        0        $  132,049
Year ended December 30, 2001         $   91,501     $        0        $   91,501

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001


NOTE 11 - SUBSEQUENT EVENTS
---------------------------

On January 17, 2003, Health Express sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible at the Cornell Capital Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, Health Express has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. Health Express has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, Cornell Partners shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed by Health Express with an exercise price equal to 120% of the closing bid price of the common stock on the closing date.

On March 13, 2003, Health Express entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. This agreement also terminated an Equity Line of Credit Agreement dated January 16, 2003, with substantially identical terms except that the January agreement contained impermissible conditions. In addition, the warrant in the January agreement was terminated. The March 2003 agreement eliminated the impermissible conditions. Under the March agreement, Health Express may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, Health Express will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice Health Express shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners is entitled to a one-time commitment fee of $90,000, of which $75,000 has been paid in cash and the balance will be paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, Health Express entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express will pay a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on Health Express' stock price on January 24, 2003.

On February 20, 2003, the Company sold its first franchise to one of the Company's directors, Susan Greenfield The franchisee has identified a location and is currently finalizing a lease located in South Florida. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. The franchise fee paid was $30,000 with an additional $5,000 advertising deposit.

On March 6, 2003, the Company received an additional $25,000 from one of the directors of the Company. The note payable bears interest at 5.5% per annum and is payable on June 30, 2003.