Form 10KSB/A
period 2002-12-29
HEALTH EXPRESS USA INC
filed 2003-04-21
CIK 1070050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       TO
                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED                     COMMISSION FILE NO.
            DECEMBER 29, 2002                              02-27569

                            HEALTH EXPRESS USA, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 Florida                                  65-0847995
------------------------------------------  ------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)


                      1761 WEST HILLSBORO BLVD., SUITE 203
                         DEERFIELD BEACH, FLORIDA 33442
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

Issuer's telephone number:                                   (954) 570-5900

Securities registered under Section 12(g) of the Exchange Act:

                    COMMON STOCK, PAR VALUE $0.001 PER SHARE
                                (TITLE OF CLASS)

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

       AMENDMENT NO. 1 TO FORM 10-KSB FOR THE YEAR ENDED DECEMBER 29, 2002

                                TABLE OF CONTENTS

PART I.........................................................................1
   INTRODUCTORY NOTE...........................................................1
PART IV........................................................................1
   ITEM 13.  EXHIBITS..........................................................1
SIGNATURES.....................................................................3
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002................................A-1
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302................................A-2
OFFICER'S CERTIFICATE PURSUANT TO SECTION 302................................A-3
EXHIBIT 10.19..................................................................1

                                     PART I

INTRODUCTORY NOTE

      This Amendment No. 1 to Form 10-KSB filed by Health Express USA, Inc. is being filed to include the final version of the document identified as Exhibit No. 10.19 to Form 10-KSB filed with the Securities and Exchange Commission by Health Express on March 26, 2003. The final version of Exhibit 10.19 was executed by the parties on March 13, 2003.



                                     PART IV

ITEM 13.  EXHIBITS

EXHIBIT NO.
------------ ------------------------------        -----------------------------

2.1           Articles of Incorporation, as        Incorporated by reference to
              amended                              Exhibit  2  to  Form   10-SB
                                                   filed on October 6, 1999

                                                   Incorporated by reference to
3.1           By-laws                              Exhibit  3(a) to Form  10-SB
                                                   filed on October 6, 1999

3.2           Articles of Incorporation of         Incorporated by reference to
              Healthy Bites Grill of Boca, Inc.    Exhibit  3(b) to Form 10-QSB
                                                   filed on August 13, 2001

3.3           Articles of Incorporation for        Incorporated by reference to
              Health Express Franchise Company     Exhibit  3(b) to Form 10-QSB
                                                   filed on August 13, 2001

4.1           Warrants for 38,000 shares issued    Incorporated by reference to
              to Francorp, Inc.                    Exhibit  4  to  Form  10-QSB
                                                   filed on August 13, 2001

4.2           Warrants for 2,000,000 shares        Incorporated by reference to
              issued to Rider Insurance Company    Exhibit  4  to  Form  10-QSB
                                                   filed on August 13, 2001

10.1          Lease between Health Express USA,    Incorporated by reference to
              Inc. and Saul Strachman              Exhibit  10(a) to Form 10-SB
                                                   filed on October 6, 1999


10.2          Lease between Healthy Bites Grill    Incorporated by reference to
              of Boca, Inc. and Lester M. Entin    Exhibit  10 to  Form  10-QSB
              Associates                           filed on May 14, 2001


10.3          Employment agreement of Bruno        Incorporated by reference to
              Sartori.                             Exhibit 10 to Form 10-QSB on
                                                   November    14,   2000   and
                                                   incorporated  herein by such
                                                   reference.

10.4          Employment Agreement of Douglas      Incorporated by reference to
              Baker                                Exhibit  10.4 to Form 10-KSB
                                                   filed on March 26, 2003

10.5          Employment Agreement of Marco        Incorporated by reference to
              D'Alonzo                             Exhibit  10.5 to Form 10-KSB
                                                   filed on March 26, 2003

10.6          Employment Agreement of Raymond      Incorporated by reference to
              Nevin                                Exhibit  10.6 to Form 10-KSB
                                                   filed on March 26, 2003

10.7          Franchise Development Agreement      Incorporated by reference to
              with Francorp, Inc.                  Exhibit 10(c) to Form 10-QSB
                                                   filed on August 13, 2001

EXHIBIT NO.
------------ ------------------------------        -----------------------------

10.9          Franchise Agreement between Health   Incorporated by reference to
              Express Franchise Company and Susan  Exhibit  10.9 to Form 10-KSB
              Greenfield                           filed on March 26, 2003

10.10         Lease between Crown Diversified      Incorporated by reference to
              Industries and Health Express, Inc.  Exhibit  10 to  Form  10-QSB
              dated May 2, 2002                    filed on May 15, 2002

10.11         Standard Asset Purchase Contract     Incorporated by reference to
              and Receipt dated July 19, 2002      Exhibit  99.2  to  Form  8-K
                                                   filed on October 9, 2002

10.12         Fourth Addendum to Standard Asset    Incorporated by reference to
              Purchase Contract and Receipt dated  Exhibit  99.3  to  Form  8-K
              September 23, 2002                   filed on October 9, 2002

10.13         Addendum to Fourth Addendum to       Incorporated by reference to
              Standard Asset Purchase Contract     Exhibit  99.4  to  Form  8-K
              and Receipt dated September 23,      filed on October 9, 2002
              2002

10.14         Agreement between Health Express,    Incorporated by reference to
              Inc. and Roll-A-Round Real Roast     Exhibit  99.5  to  Form  8-K
              Beef, Inc. dated September 23, 2002  filed on October 9, 2002

10.15         Lease Amendment and Assignment       Incorporated by reference to
              Agreement dated September 18, 2002   Exhibit  99.6  to  Form  8-K
                                                   filed on October 9, 2002

10.16         Addendum to Lease Amendment and      Incorporated by reference to
              Assignment Agreement dated           Exhibit  99.7  to  Form  8-K
              September 23, 2002                   filed on October 9, 2002

10.17         Escrow Agreement dated September     Incorporated by reference to
              23, 2002                             Exhibit  99.8  to  Form  8-K
                                                   filed on October 9, 2002

10.19         Equity Line of Credit Agreement      Filed herewith
              dated March 13, 2003 between the
              Registrant and Cornell Capital
              Partners LP

10.20         Registration Rights Agreement dated  Incorporated by reference to
              March 13, 2003 between the           Exhibit 10.20 to Form 10-KSB
              Registrant and Cornell Capital       filed on March 26, 2003
              Partners, LP


10.21         Escrow Agreement dated March 13,     Incorporated by reference to
              2003 among the Registrant, Cornell   Exhibit 10.21 to Form 10-KSB
              Capital Partners, LP, Butler         filed on March 26, 2003
              Gonzalez, LLP

10.22         Securities Purchase Agreement dated  Incorporated by reference to
              January 17, 2003 among the           Exhibit 10.22 to Form 10-KSB
              Registrant and the Buyers            filed on March 26, 2003

10.23         Escrow Agreement dated January 17,   Incorporated by reference to
              2003 among the Registrant, the       Exhibit 10.23 to Form 10-KSB
              Buyers, and Butler Gonzolaz, LLP     filed on March 26, 2003


10.24         Debenture Agreement Dated January    Incorporated by reference to
              17, 2003 between the Registrant and  Exhibit 10.24 to Form 10-KSB
              Cornell Capital Partners LP          filed on March 26, 2003

10.25         Investor Registration Rights         Incorporated by reference to
              Agreement dated March 13, 2003       Exhibit 10.25 to Form 10-KSB
              between the Registrant and the       filed on March 26, 2003
              Investors

10.26         Placement Agent Agreement dated      Incorporated by reference to
              March 13, 2003 among the             Exhibit 10.26 to Form 10-KSB
              Registrant, NT Capital Equities,     filed on March 26, 2003
              Ltd. and Cornell Capital Partners
              LP

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 21, 2003                      HEALTH EXPRESS USA, INC.


                                    By:   /s/ Douglas Baker
                                          --------------------------------------
                                          Douglas Baker,
                                          Chief Executive Officer and Director



                                    By:   /s/ Patricia Durante
                                          --------------------------------------
                                          Patricia Durante,
                                          Chief Financial Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been duly signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated

/s/ Marco D'AlonzO                         April 21, 2003
----------------------------------         -------------------------------------
Chief Operating Officer,                   Date
Secretary and Director

/s/ Raymond Nevin                          April 21, 2003
----------------------------------         -------------------------------------
President                                  Date

/s/ Edward Meyer                           April 21, 2003
----------------------------------         -------------------------------------
Director                                   Date


/s/ Susan Greenfield                       April 21, 2003
------------------------------------       -------------------------------------
Director                                   Date

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      In connection with this Amendment No. 1 Form 10-KSB of Health Express USA, Inc. (the "Company") for the year ended December 29, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

      1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.


Date: April 21, 2003                       By:   /s/ Douglas BakeR
                                              ----------------------------------
                                                 Douglas Baker
                                                 Chief Executive Officer



                                           By:   /s/ Patricia Durante
                                              ----------------------------------
                                                 Patricia Durante
                                                 Chief Financial Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302


                                  CERTIFICATION


      I, Douglas Baker, certify that:

      1. I have reviewed this Amendment No. 1 to Form 10-KSB of Health Express USA Inc.;

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

Date: April 21, 2003                 By:   /s/ Douglas Baker
                                         -------------------
                                           Douglas Baker
                                           Chief Executive Officer

                              OFFICER'S CERTIFICATE
                             PURSUANT TO SECTION 302


                                  CERTIFICATION


      I, Patricia Durante, certify that:

      1. I have reviewed this Amendment No. 1 to Form 10-KSB of Health Express USA Inc.;

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

Date: April 21, 2003                 By:   /s/ Patricia Durante
                                         ---------------------------------------
                                           Patricia Durante
                                           Chief Financial Officer