Form 10QSB
period 2003-03-31
HEALTH EXPRESS USA INC
filed 2003-05-19
CIK 1070050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 [X] QUARTERLY   REPORT  UNDER   SECTION  13  OR  15(d)  OF  THE
                     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2003

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________TO______________

                         COMMISSION FILE NUMBER 02-27569


                            HEALTH EXPRESS USA, INC.
                      (EXACT NAME OF SMALL BUSINESS ISSUER)

                       Florida                                                65-0847995
                       -------                                                ----------
            (State or Other Jurisdiction                       (I.R.S. Employer Identification Number)
          of Incorporation or Organization)

1761 West Hillsboro Blvd., Suite 203, Deerfield Beach                           33442
-----------------------------------------------------                           -----
      (Address of Principal Executive Offices)                                (Zip Code)

      Issuer's telephone number, including area code (954) 570-5900

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:


    Class                        Outstanding shares at May 14, 2003
    -----                        ----------------------------------

 Common Stock                                10,966,563

                         PART 1: FINANCIAL INFORMATION


           Item 1: Financial Statements


                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                MARCH 30, 2003 (UNAUDITED) AND DECEMBER 29, 2002



                                     ASSETS
                                                                      March 30,    December 29,
                                                                         2003           2002
                                                                     -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents                                         $    65,501    $     7,564

   Due from debenture holder                                              69,000           --
   Inventory                                                              13,748         18,907
   Prepaid expenses and other                                              4,783          6,188
                                                                     -----------    -----------
   TOTAL CURRENT ASSETS                                                  153,032         32,659

PROPERTY AND EQUIPMENT, net                                              535,709        567,323

DEPOSITS                                                                  54,475         62,478
                                                                     -----------    -----------
   TOTAL                                                             $   743,216    $   662,460
                                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $   141,236    $   111,906
   Accrued liabilities                                                   152,643         72,655
   Deferred franchise revenue                                             30,000           --
   Notes payable - related parties                                       146,660        116,660
   Liabilities of discontinued operation                                   3,587          3,587
                                                                     -----------    -----------
   TOTAL CURRENT LIABILITIES                                             474,126        304,808
                                                                     -----------    -----------
LONG TERM DEBT - Convertible debentures                                  250,000           --
                                                                     -----------    -----------

STOCKHOLDERS ' EQUITY
Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding Common stock, $0.001 par value; 50,000,000 shares authorized
10,511,039 and 10,368,181 issued and outstanding at March 30, 2003
and December 29, 2002 respectively                                        10,511         10,368
Additional paid-in capital                                             8,334,325      8,221,968
Accumulated deficit                                                   (8,325,746)    (7,874,684)
                                                                     -----------    -----------

   TOTAL STOCKHOLDERS' EQUITY                                             19,090        357,652
                                                                     -----------    -----------

   TOTAL                                                             $   743,216    $   662,460
                                                                     ===========    ===========


                 See notes to consolidated financial statements.

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
          FOR THE THREE MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002


                                                       Three months          Three months
                                                           Ended                 Ended
                                                       March 30, 2003         March 31, 2002
                                                      ------------------     ----------------

REVENUES, net                                          $    209,091    $       --
COST OF COMPANY RESTAURANT SALES
Food and paper                                               71,480            --
Labor                                                        86,010            --
Occupancy                                                    35,273            --
Marketing                                                    14,570            --
Repairs                                                       4,280            --
Pre-opening expenses                                           --            38,755
Other direct costs                                           16,744            --
                                                       ------------    ------------
Total Cost of Company Restaurant Sales                      228,357          38,755
                                                       ------------    ------------
OTHER EXPENSES
Compensation                                                102,181          22,405
Depreciation                                                 31,614            --
General and Administrative                                  158,232          69,879
                                                       ------------    ------------
TOTAL OTHER EXPENSES                                        292,027          92,284
                                                       ------------    ------------
TOTAL EXPENSES                                              520,384         131,039
                                                       ------------    ------------
LOSS FROM OPERATIONS                                       (311,293)       (131,039)
OTHER NON-OPERATING INCOME (EXPENSE)
Interest income                                                 123             347
Interest expense                                           (139,892)         (1,142)
                                                       ------------    ------------
TOTAL OTHER NON-OPERATING (EXPENSE), net                   (139,769)           (795)

LOSS BEFORE PROVISION
FOR INCOME TAXES                                           (451,062)       (131,834)

PROVISION FOR INCOME TAXES                                     --              --
                                                       ------------    ------------
LOSS FROM CONTINUING OPERATIONS                            (451,062)       (131,834)

DISCONTINUED OPERATIONS
Loss from operations of discontinued Fort Lauderdale
  restaurant, net of taxes                                     --           (50,992)
                                                       ------------    ------------
LOSS ON DISCONTINUED OPERATIONS                                --           (50,992)
                                                       ------------    ------------
           NET LOSS                                    $   (451,062)   $   (182,826)
                                                       ============    ============
LOSS PER COMMON SHARE:
From continuing operations, basic and diluted          $      (0.04)   $      (0.01)
                                                       ============    ============
From discontinued operations, basic and diluted        $        --            (0.01)
                                                       ============    ============
Net loss per common share, basic and diluted           $      (0.04)   $      (0.02)
                                                       ============    ============
Weighted average common shares outstanding               10,372,943       8,849,725
                                                       ============    ============



                 See notes to consolidated financial statements.

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (unaudited)
          FOR THE THREE MONTHS ENDED MARCH 30, 2003 AND MARCH 31, 2002



                                                                                  Three Months     Three Months
                                                                                     Ended            Ended
                                                                                  March 30, 2003   March 31, 2002
                                                                                 --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net loss                                                                    $(451,062)   $(182,826)
          Loss from discontinued operations                                                --         50,992
          Depreciation included in loss from discontinued operations                       --        (22,889)
                                                                                      ---------    ---------
          Loss from continuing operations
                                                                                       (451,062)    (154,723)
          Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation                                                                31,614         --
             Beneficial conversion feature on convertible debentures                     62,500         --
             Common stock issued for services                                              --          4,800
             Changes in operating assets and liabilities
               Inventory, prepaid expenses and other assets                               6,564      (23,038)
               Accounts payable, accrued liabilities and deferred franchise revenue     139,318      100,940
                                                                                      ---------    ---------
                Net cash used in continuing operations                                 (211,066)     (72,021)
                Net cash used in discontinued operations                                   --        (10,607)
                                                                                      ---------    ---------
                NET CASH USED IN OPERATING ACTIVITIES                                  (211,066)     (82,628)
                                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of property and equipment                                               --       (183,431)
          Changes in other assets                                                         8,003        1,750
                                                                                      ---------    ---------
                Net cash provided by (used in) continuing operations
                                                                                          8,003     (181,681)
                Net cash used in discontinued operations                                   --         (4,250)
                                                                                      ---------    ---------
                NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       8,003     (185,931)
                                                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from issuance of convertible debentures                              181,000         --
          Loan payable from related party                                                30,000         --
          Net proceeds from issuance of common stock                                     50,000      252,000
                                                                                      ---------    ---------
                Net cash provided by continuing operations
                                                                                        261,000      252,000
                Net cash used in discontinued operations                                   --         (2,115)
                                                                                      ---------    ---------
                NET CASH PROVIDED BY FINANCING ACTIVITIES                               261,000      249,885
                                                                                      ---------    ---------
                NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     57,937      (18,674)

CASH AND CASH EQUIVALENTS, Beginning of the period                                        7,564      194,113
                                                                                      ---------    ---------
CASH AND CASH EQUIVALENTS, End of the period                                          $  65,501    $ 175,439
                                                                                      =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
          Cash paid during the period for interest                                    $     773    $   1,142
                                                                                      =========    =========
          Cash paid during the period for income taxes                                        $    $    --
                                                                                      =========    =========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
          During the quarter ending March 31, 2002, shareholders made capital contributions to the Company in the form of the Company's common stock with values of approximately $71,500

                 See notes to consolidated financial statements

                          PART 1: FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                            HEALTH EXPRESS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no additional material subsequent events or material contingencies that require disclosure. The financial statements as of and for the periods ended March 30, 2003 and March 31, 2002 are unaudited.

     The  results  of  operations  for the  interim  periods  presented  are not necessarily indicative of the results of operations to be expected for the fiscal year. Certain information for 2002 has been reclassified to conform to the 2003 presentation. The accompanying interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and footnotes included in the Company's Form 10-KSB (as amended) filed for the year ended December 29, 2002.


         ORGANIZATION

     Health Express USA, Inc. (the "Company") was incorporated in Florida on July 2, 1998 to develop, construct and operate health and gourmet fast food restaurants. On April 10, 2000, the Company began operations in Fort Lauderdale, Florida of its first restaurant under the trade name "Healthy Bites Grill". The Company operated the restaurant through a wholly-owned subsidiary, Healthy Bites Grill, Inc., incorporated in Florida on January 26, 1999. The restaurant equipment and supplies were sold on September 23, 2002. The lease between the Company and the landlord, which expires on January 31, 2004, was assigned to the Buyer, but the Company remains as a personal guarantor until January 31, 2004. The restaurant, which offered eat-in, take-out and drive-thru service was a proven testing ground in determining, among other factors, consumer menu item preferences, market demographics, kitchen equipment requirements, food pricing guidelines, and sales and labor targets for profitable operations. Healthy Bites Grill is currently an active corporation but has not conducted business since the sale of the assets on September 23, 2002. Its activity is shown as discontinued operations on the financial statements.

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

         FRANCHISE OPERATIONS

         The Company conducts franchise operations through a wholly owned subsidiary, Health Express Franchise Company, incorporated in Florida on May 7, 2001. Initial fees from the awarding of individual franchises are recorded as revenue when the franchisee's restaurant is opened. Continuing fees from franchised restaurants are recorded as revenue when earned. An initial franchise fee of $30,000 was received during the three months ended March 30, 2003, and is recorded as deferred franchise revenue in the accompanying financial statements.


         GOING CONCERN CONSIDERATIONS

         The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Management recognizes that the Company must generate capital and revenue resources to enable it to continue to operate and to expand its franchising efforts. Ultimately, the Company must achieve profitable operations. Management is planning to obtain additional capital from revenue generated from operations and through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional revenues and equity capital and ultimately achieving profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying financial statements will be materially affected.


         NET LOSS PER SHARE

         SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive. Common stock equivalents, if converted, would have increased common shares outstanding at March 30, 2003 and March 31, 2002 by approximately 6,332,166 and 5,987,166, respectively.


         NOTE PAYABLE - RELATED PARTIES

         The Company received $70,000 in financing from a related party on May 20, 2002. The note was payable on September 20,2002 and included interest at 5.5% per annum. On November 8, 2002, the $50,000 note payable, after repayment of $20,000 principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5,000 shares of the Company's restricted common stock to the note holder. The shares issued were valued at $1,750, and this amount was recorded as interest expense. Subsequent to March 30, 2003, the $50,000 note payable was extended through July 31, 2003 at an interest rate of 7% per annum and the issuance of 10,000 shares of the Company's restricted common stock to the note holder. The Company also received $30,000 in short-term financing from two directors of the Company during the first quarter of 2003. The notes payable bear interest at 5.5% per annum and are payable on June 30, 2003. Subsequent to March 30, 2003, the Company received $55,750 in short-term financing from two of its directors. The notes payable bear interest at 5.5% per annum and are payable on December 31, 2003.


         OTHER DEBT AND EQUITY TRANSACTIONS

         On January 17, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. In accordance with applicable accounting standards for such issuances, the Company recorded an interest charge of $62,500 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $37,500 in professional fees, $20,000 in commissions, and (as described below) $75,000 for the Equity Line of Credit commitment fee (recorded as interest expense); these amounts were withheld from the proceeds of the debenture at closing. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date.

         On March 13, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, the Company will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. Each advance is subject to limitations, including a maximum advance amount, and the frequency of the advances. In each advance notice the Company shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners is entitled to a one-time commitment fee of $90,000, of which $75,000 was withheld from the January 2003 closing of the convertible debenture, and the balance will be paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express paid a one-time placement agent fee on March 31, 2003 of 9,524 shares of common stock equal to approximately $10,000 based on the Company's stock price on January 24, 2003.


         DISCONTINUED OPERATIONS

         During the third quarter of 2002, the Company discontinued the operations of its Fort Lauderdale restaurant, and has therefore reclassified these activities on the financial statements to discontinued operations.


         STOCK BASED COMPENSATION

         The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with employees and non-employees. Therefore, the Company records employee compensation expense in the statement of operations when equity instruments or stock options are issued. No such employee compensation expense was recorded for the three months ended March 30, 2003, and $4,800 was recorded for the three months ended March 31, 2002.

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company has historically accounted for, and will continue to account for, its employee stock-based compensation under the fair value based method provisions of SFAS No. 123, therefore, the issuance of SFAS No. 148 will not have any impact on the Company's financial position, results of operations or cash flows.

         The following summarizes the Company's stock option activity for the three months ended March 30, 2003:


                                                     OPTIONED  WEIGHTED-AVERAGE
                                                       SHARES   EXERCISE PRICE
                                                     ---------  --------------
Options outstanding at December 29, 2002              3,699,166   $    0.39

Issued during the three months ended March 30, 2003        --          --

Exercised, expired or forfeited during
  the three months ended March 30, 2003                    --          --
                                                      ---------   ---------

Options outstanding at March 30, 2003                 3,699,166   $    0.39
                                                      =========   =========

         At March 30, 2003, all of the outstanding options are currently exercisable. Of this total, 142,366 options are exercisable at $1.31 each through August 31, 2007, and the balance at $0.35 each through June 14, 2009.


         INCOME TAXES

         All deferred tax assets created by net operating losses are offset in their entirety by a deferred tax asset valuation allowance, therefore, there is no provision or benefit for income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


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


SIGNIFICANT ACCOUNTING POLICIES-RECLASSIFICATION OF CERTAIN ITEMS ON HEALTH EXPRESS' FINANCIAL STATEMENTS

         In response to the filing of a Form SB-2 Registration Statement on April 4, 2003, the SEC issued a comment letter on May 2, 2003 ("Comment Letter"). Comment 40 in the Comment Letter raises the issue that Health Express' financial statements need to be amended as a result of the application of SFAS No. 144 to reflect the closure of Health Express' Fort Lauderdale restaurant in September 2002 as "discontinued operations" beginning with the period ended September 29, 2002. The result of the application of SFAS No. 144 to Health
Express' statement of operations is to consolidate a significant portion of Health Express' operations into "discontinued operations" beginning with the three month period ended September 29, 2002. Health Express had previously accounted for the closure of the Fort Lauderdale restaurant as part of the process of moving to the new Boca Raton facility; the effect of applying SFAS No. 144 will be to separate these events. Quantitatively, the net loss and stockholders' equity (deficit) for Health Express will not change from what has been previously reported in any prior period. This change will effect the comparison between the period ended March 30, 2003 to the year earlier period, as Health Express will no longer show revenue for the three months ended March 31, 2002, and costs of company restaurant sales for that period will be significantly reduced. Health Express will be filing an amended quarterly report for the three month period ended September 29, 2002 and an amendment annual report for the year ended December 29, 2002 to reflect this reclassification.


FINANCIAL CONDITION

         We had net losses of $1,069,054 and $1,375,776 for the years ended December 29, 2002 and December 30, 2001, respectively. For the three months ended March 30, 2003, we had a net loss of $451,062. As of March 30, 2003, we had cash of $65,501 and current liabilities of $557,459. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

         Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship Fort Lauderdale restaurant began operations on April 10, 2000, and its operations were discontinued in September 2002. For the quarter ending March 30, 2003, Healthy Bites Grill of Boca, Inc., the subsidiary that operates the Boca Raton restaurant, reported revenues of $209,091 and a loss of $56,251. The total consolidated loss of $451,062 for the quarter ending March 30, 2003 includes losses from restaurant operations, franchise operations and general and administrative expenses.


                                                                     March 30,  March 31,
                                                                       2003       2002
                                                                     --------   --------
Loss from Discontinued Operations, Healthy Bites Grill, Inc.         $   --     $ 50,992
Loss from Restaurant Operations, Healthy Bites Grill of Boca, Inc.     56,251     38,755
Loss from Health Express Franchise Company                              1,087        162
Losses attributed to Health Express USA, Inc.                         393,724     92,917
                                                                     --------   --------
Consolidated loss                                                    $451,062   $182,826
                                                                     ========   ========



FOR THE QUARTER  ENDED MARCH 30, 2003,  COMPARED TO THE QUARTER  ENDED MARCH 31,
2002


         RESULTS ON A CONSOLIDATED BASIS


REVENUES

         Health Express had revenues of $209,091 for three month period ended March 30, 2003, compared with revenues of $0 for the same period in 2002. The increase in revenues of $209,091 was primarily due to the reclassification of the Fort Lauderdale restaurant as discontinued operations. Accordingly, the comparison between the two three month periods in not indicative of growth in our operations.


COSTS OF COMPANY RESTAURANT SALES

         Health Express' cost of company restaurant sales for three month period ended March 30, 2003 was $228,357, compared with $38,755 for same period in 2002. The cost of restaurant sales in the three month period ended March 31, 2002 was attributable to pre-opening expenses of the Boca Raton restaurant. Again, because of the reclassification of the operations of the Fort Lauderdale restaurant as discontinued operations, the comparison between the two quarterly periods is not indicative of manifest change in our cost of company restaurant sales.


OTHER EXPENSES

         Health Express had other expenses, which included an compensation, depreciation and general and administrative expenses, totaling $292,027 for three month period ended March 30, 2003, compared with other expenses of $92,284 in the same period 2002. The increase of $199,743 was due to an increase in compensation and general and administrative expenses.

NET LOSS

         Health Express had a net loss for three month period ended March 30, 2003 of $451,062 or $0.04 per share. In the same period for 2002, Health Express has a net loss of $182,826 or $0.02 per share. The increase in net loss of $268,236 was attributable mainly to increases in other expenses and interest expenses.


         RESULTS ON A SEPARATED BASIS


HEALTH EXPRESS USA, INC. - MARCH 30, 2003 AS COMPARED TO MARCH 31, 2002

         The loss for the period ending March 30, 2003 of $393,724 includes interest charges on the $250,000 convertible debentures totaling $137,500, and commission expense of $20,000 and professional fees of $37,500 related to the convertible debentures and the equity line of credit.

         The loss for the period ending March 31, 2002 of $92,917 includes stock compensation of $4,800 paid to officers and employees (non-cash). The exclusion of this non-cash item results in a loss of $88,117.


HEALTHY BITES GRILL, INC. - MARCH 30, 2003 AS COMPARED TO MARCH 31, 2002:

         Since the opening of the restaurant, on April 10, 2000 through the date of the sale of restaurant equipment and supplies on September 23, 2002, the restaurant reported net losses. The restaurant revenues and expenses have been disclosed as a discontinued operation. Losses from restaurant operations for Fort Lauderdale from selected prior quarterly periods are as follows:

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

         For the first quarter ending March 30, 2003, the Boca Raton restaurant reported revenues of $209,091 and a loss of $56,251.


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

         The initial franchise fee is $30,000 and is payable to the Company upon signing the franchise agreement. The initial franchise fee is fully earned and non-refundable unless the Company doesn't accept the franchisee at its home office within 30 days of the signed agreement. If the franchisee fails to find an approved site within 6 months of the signed agreement, the Company can elect to terminate the agreement while retaining the initial franchise fee. An advertising fee of $5,000 is due upon signing the franchise agreement to fund the grand opening advertising. This advertising fee will be refunded if any portion of the initial franchise fee is refunded. The initial franchise fee and advertising fee will be recognized as revenue when the restaurant commences operations. The Company will provide initial training and materials for up to 3 trainees for no additional cost.

         On February 20, 2003, the Company sold its first franchise to one of the Company's directors. The franchisee has identified a location and is currently finalizing a lease located in South Florida. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. The franchise fee paid during the quarter was $30,000, with an additional $5,000 advertising deposit received after the end of the quarter.


LIQUIDITY AND CAPITAL RESOURCES

         As of May 14, 2003 the Company has approximately $68,000 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy the Company's need for working capital for the short term. Subsequent to March 30, 2003, the $50,000 note payable from a related party, was extended through July 31, 2003 at an interest rate of 7% per annum and the issuance of 10,000 shares of the Company's restricted common stock to the note holder. Also subsequent to March 30, 2003, the Company received an additional $4,500 from one of the directors of the Company. The note payable bears interest at 5.5% per annum and is payable on June 30, 2003.

         There is no assurance that these individuals would be willing to make such loans in the future, or if such loans were available, that they would be at terms acceptable to Health Express. Management realizes that Health Express must ultimately be able to generate sufficient cash flows from the profitable operation of the business to allow it to successfully sustain itself independent of outside capital and loans.

         Cash used in operating activities during the three months period ended March 30, 2003 was $211,066, compared to $82,628 for the same period a year earlier.

         Cash provided by investing activities was $8,003 for the three months period ended March 30, 2003, compared to cash used in investing activities of $185,931 in the same period for 2002. The increase in cash provided to Health Express from investing activities was attributable to the fact that Health Express did not purchase any property or equipment during the three months ended March 30, 2003 compared with purchases of property and equipment totaling $183,431 during the same period in 2002.

         The restaurant operations have incurred losses since inception. Management believes that it will require approximately $185,000 in additional capital to fund restaurants operations for the Boca Restaurant. Health Express has currently approximately $65,501 in cash and cash equivalents as of March 30, 2003.

         To raise additional funds the Company may seek additional financing through the sale of its securities. On March 8, 2002, the Company commenced an offering for sale to accredited investors of up to 250 units at $6,000 per unit, each unit consisting of the Company's common stock and warrants, under Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). The Company raised $258,750 through this offering. These proceeds were used for the opening of the Boca Raton restaurant and for working capital. However, due to a change in market conditions, the Board determined to terminate this offering as of July 17, 2002 and seek additional funds through alternative financing. On August 15, 2002, the Board approved the offering of up to $350,000 in additional financing through the sale of 1,000,000 shares of the Company's restricted stock on a private placement basis from up to four (4) accredited investors pursuant to Section 4(2) of the Securities Act at a purchase price of $.35 per share for gross proceeds of $350,000. The Company has raised $275,000 through this offering. However, no assurance is given that the Company will be able to sell any of the remaining shares or raise sufficient funds to meet current capital needs.

         On March 13, 2003, Health Express entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. This agreement also terminated an Equity Line of Credit Agreement dated January 16, 2003, with substantially identical terms except that the January agreement contained impermissible conditions. In addition, the warrant in the January agreement was terminated. The March 2003 agreement eliminated the impermissible conditions. Under the March agreement, Health Express may issue and sell to Cornell Capital Partners common On January 17, 2003, Health Express sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible at the Cornell Capital Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, Health Express has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. Health Express has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, Cornell Partners shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed by Health Express with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. During the period ending March 30, 2003, the Company recorded $137,500 of interest expense related to the convertible debenture, $62,500 was due to the imbedded beneficial conversion feature calculation based on 80% of the average closing bid price for the three lowest days of the five trading days preceding January 17, 2003, and $75,000 for the Equity Line of Credit commitment fee (recorded as interest expense pursuant to SEC accounting rules).

         Subject to certain conditions, Health Express will be entitled to commence drawing down on the $5.0 million Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice Health Express shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners is entitled to a one-time commitment fee of $90,000, of which $75,000 has been paid in cash and the balance will be paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, Health Express entered into a placement agent agreement with TN
Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express paid a one-time placement agent fee on March 31, 2003 of 9,524 shares of common stock equal to approximately $10,000 based on Health Express' stock price on January 24, 2003.

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


(B) CHANGES IN INTERNAL CONTROLS:

         There were no significant changes in Health Express' internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

                           PART II - OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

         During the period ended March 30, 2003 the Company issued the following securities.



                                                    COMMON STOCK         ADDITIONAL
                                               SHARES          AT PAR      PAID-IN
                                               ISSUED           VALUE      CAPITAL        TOTAL
                                             ----------      ---------    ----------   ----------
Common Stock at December 29, 2002            10,368,181      $   10,368   $8,221,968   $8,232,336

Interest charge for convertible debentures         --              --         62,500       62,500
Issuance of 142,858 shares of restricted
stock at $0.35 per share-Section 4(2)           142,858(1)          143       49,857       50,000

Common Stock at March 30, 2003               10,511,039      $   10,511   $8,334,325   $8,344,836
                                             ==========      ==========   ==========   ==========


(1) The Company sold 142,858 shares of common stock, for total proceeds of $50,000, pursuant to an offering for sale to accredited investors under
     Section 4(2).



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS.


EXHIBIT NO.           DESCRIPTION                                              LOCATION
----------            -----------                                              --------
3.1                   Articles of Incorporation, as amended                    Incorporated by reference to Exhibit 2 to
                                                                               Health Express' Form 10-SB on October 6, 1999

3.2                   Bylaws                                                   Incorporated by reference to Exhibit 3(a) to
                                                                               Health Express' Form 10-SB filed on October 6,
                                                                               1999

3.3                   Articles of Incorporation of Healthy Bites Grill of      Incorporated by reference to Exhibit 3(b) to
                      Boca, Inc.                                               Form 10-QSB filed on August 13, 2001

3.4                   Articles of Incorporation of Health Express Franchise    Incorporated by reference to Exhibit 3(b) to
                      Company                                                  Form 10-QSB filed on August 13, 2001

10.1                  Warrants for 38,000 shares issued to Francorp, Inc.      Incorporated by reference to Exhibit 4 to Form
                                                                               10-QSB filed on August 13, 2001

10.2                  Warrants for 2,000,000 shares issued to Rider            Incorporated by reference to Exhibit 4 to Form
                      Insurance Company                                        10-QSB filed on August 13, 2001



EXHIBIT NO.           DESCRIPTION                                              LOCATION
----------            -----------                                              --------

10.3                  Lease between Health Express, Inc. and Saul Strachman    Incorporated by reference to Exhibit 10(a) to
                                                                               Health Express' Form 10-SB on October 6, 1999

10.4                  Employment agreement of Bruno Sartori                    Incorporated by reference to Exhibit 10 to
                                                                               Health Express' Form 10-QSB filed on
                                                                               November 14, 2000

10.5                  Franchise Development Agreement with Francorp, Inc.      Incorporated by reference to Exhibit 10(c) to
                                                                               Form 10-QSB filed on August 13, 2001

10.6                  Lease between Healthy Bites Grill of Boca, Inc. and      Incorporated by reference to Exhibit 10 to
                      Lester M. Entin Associates                               Form 10-QSB filed on May 14, 2001

10.7                  Lease between Crown Diversified Industries and Health    Incorporated by reference to Exhibit 10 to
                      Express, In. dated May 2, 2002                           Form 10-QSB filed on May 15, 2002

10.8                  Standard Asset Purchase Contract and Receipt dated       Incorporated by reference to Exhibit 99.2 to
                      July 19, 2002                                            Form 8-K filed on October 9, 2002

10.9                  Fourth Addendum to Standard Asset Purchase Contract      Incorporated by reference to Exhibit 99.3 to
                      and Receipt dated September 23, 2002                     Form 8-K filed on October 9, 2002

10.10                 Addendum to Fourth Addendum to Standard Asset Purchase   Incorporated by reference to Exhibit 99.4 to
                      Contract and Receipt dated September 23, 2002            Form 8-K filed on October 9, 2002

10.11                 Agreement between Health Express, Inc. and               Incorporated by reference to Exhibit 99.5 to
                      Roll-A-Round Real Roast Beef, Inc. dated September 23,   Form 8-K filed on October 9, 2002
                      2002

10.12                 Lease Amendment and Assignment Agreement dated           Incorporated by reference to Exhibit 99.6 to
                      September 18, 2002                                       Form 8-K filed on October 9, 2002

10.13                 Addendum to Lease Amendment and Assignment Agreement     Incorporated by reference to Exhibit 99.7 to
                      dated September 23, 2002                                 Form 8-K filed on October 9, 2002

10.14                 Escrow Agreement dated September 23, 2002                Incorporated by reference to Exhibit 99.8 to
                                                                               Form 8-K filed on October 9, 2002

10.15                 Franchise Agreement between Health Express Franchise     Incorporated by reference to Exhibit 10.9 for
                      Company and Susan Greenfield                             Form 10-KSB filed on March 26, 2003

10.16                 Equity Line of Credit Agreement dated March 13, 2003     Incorporated by reference to Exhibit 10.19 to
                      between the Registrant and Cornell Capital Partners LP   Amendment No. 1 to Form 10-KSB filed on April
                                                                               21, 2003

10.17                 Registration Rights Agreement dated March 13, 2003       Incorporated by reference to Exhibit 10.20 to
                      between the Registrant and Cornell Capital Partners, LP  Form 10-KSB filed on March 26, 2003




EXHIBIT NO.           DESCRIPTION                                              LOCATION
----------            -----------                                              --------


10.18                 Escrow Agreement dated March 13, 2003 among the          Incorporated by reference to Exhibit 10.21 to
                      Registrant, Cornell Capital Partners, LP, Butler         Form 10-KSB filed on March 26, 2003
                      Gonzalez, LLP

10.19                 Securities Purchase Agreement dated January 17, 2003     Incorporated by reference to Exhibit 10.22 to
                      among the Registrant and the Buyers                      Form 10-KSB filed on March 26, 2003

10.20                 Escrow Agreement dated January 17, 2003 among the        Incorporated by reference to Exhibit 10.23 to
                      Registrant, the Buyers, and Butler Gonzalez, LLP         Form 10-KSB filed on March 26, 2003

10.21                 Debenture Agreement Dated January 17, 2003 between the   Incorporated by reference to Exhibit 10.24 to
                      Registrant and Cornell Capital Partners LP               Form 10-KSB filed on March 26, 2003

10.22                 Investor Registration Rights Agreement dated March 13,   Incorporated by reference to Exhibit 10.25 to
                      2003 between the Registrant and the Investors            Form 10-KSB filed on March 26, 2003

10.23                 Placement Agent Agreement dated March 13, 2003 among     Incorporated by reference to Exhibit 10.26 to
                      the Registrant, NT Capital Equities, Ltd. and Cornell    Form 10-KSB filed on March 26, 2003
                      Capital Partners LP

10.24                 Employment Agreement of Douglas Baker                    Incorporated by reference to Exhibit 10.4 to
                                                                               Form 10-KSB filed on March 26, 2003

10.25                 Employment Agreement of Marco D'Alonzo                   Incorporated by reference to Exhibit 10.5 to
                                                                               Form 10-KSB filed on March 26, 2003

10.26                 Employment Agreement of Raymond Nevin                    Incorporated by reference to Exhibit 10.6 to
                                                                               Form 10-KSB filed on March 26, 2003

10.27                 Agreement between Health Express USA, Inc. and J.        Incorporated by reference to Exhibit 10.27 to
                      Pollack & Company, Inc. dated March 31, 2003             Form SB-2 Registration Statement filed on
                                                                               April 4, 2003

10.28                 Agreement between Health Express USA, Inc. and           Incorporated by reference to Exhibit 10.28 to
                      Equitilink, LLC dated March 31, 2003                     Form SB-2 Registration Statement filed on
                                                                               April 4, 2003

99.1                  Certification by Chief Executive Officer pursuant to     Provided herewith
                      15 U.S.C. Section 7241, as adopted pursuant to Section
                      302 of the Sarbanes-Oxley Act of 2002

99.2                  Certification by Chief Financial Officer pursuant to     Provided herewith
                      15 U.S.C. Section 7241, as adopted pursuant to Section
                      302 of the Sarbanes-Oxley Act of 2002

99.3                  Certification by Chief Executive Officer pursuant to     Provided herewith
                      18 U.S.C. Section 1350, as adopted pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002

                                       17


EXHIBIT NO.           DESCRIPTION                                              LOCATION
----------            -----------                                              --------
99.4                  Certification by Chief Financial Officer pursuant to     Provided herewith
                      18 U.S.C. Section 1350, as adopted pursuant to Section
                      906 of the Sarbanes-Oxley Act of 2002


         (B) CURRENT REPORT ON FORM 8-K DURING THE QUARTER ENDED MARCH 30, 2003:

         Current Report on Form 8-K filed on May 15, 2003 pursuant to Item 5 (Other Events) reporting that as a result of a comment letter issued by the Securities and Exchange Commission ("SEC") on May 2, 2003 ("Comment Letter") in response to a Form SB-2 registration statement filed by Health Express USA, Inc. on April 4, 2003, Health Express will amend its SEC filings and restate its financial statements to reflect the closure of Health Express' Fort Lauderdale restaurant in September 2002 as "discontinued operations" beginning with the period ended September 29, 2002. The SEC has determined that the discontinued operations provisions included in SFAS No. 144 must be applied to the closure of Health Express' Fort Lauderdale restaurant in September 2002. Health Express had previously accounted for the closure of the Fort Lauderdale restaurant as part of the process of moving to the new Boca Raton facility; the effect of applying SFAS No. 144 will be to separate these events.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Health Express has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 19, 2003                HEALTH EXPRESS USA, INC.


                            By:      /s/ Douglas Baker
                                     ------------------------------------
                                     Douglas Baker,
                                     Chief Executive Officer and Director



                            By:      /s/ Patricia Durante
                                     -------------------------------------
                                     Patricia Durante,
                                     Chief Financial Officer