Form 10QSB/A
period 2002-09-29
HEALTH EXPRESS USA INC
filed 2003-07-08
CIK 1070050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 29, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________to______________

                         Commission file number 02-27569

                            HEALTH EXPRESS USA, INC.
                      (Exact name of small business issuer)

                           FLORIDA                                                      65-0847995
-------------------------------------------------------------              ------------------------------------
(State or other jurisdiction of incorporation or organization)             (IRS Employer Identification Number)

             1761 WEST HILLSBORO BLVD., SUITE 203                             DEERFIELD BEACH, FLORIDA 33442
-------------------------------------------------------------              ------------------------------------
                                        (Address of principal executive offices)

                                                    (954) 570-5900
---------------------------------------------------------------------------------------------------------------
                                           (Registrant's telephone number)

         275 COMMERCIAL BLVD., SUITE 260                                       FORT LAUDERDALE, FLORIDA 33308
---------------------------------------------------------------------------------------------------------------
                     (Former name, former address and former fiscal year, if changed since last report)

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

                                     PART I
                              FINANCIAL STATEMENTS


ITEM 1:  FINANCIAL INFORMATION

                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
              September 29, 2002 (unaudited) and December 30, 2001
                                    Restated


                                     ASSETS
                                                                             September 29,          December 30,
                                                                                   2002                 2001
                                                                             --------------       ---------------
 CURRENT ASSETS
      Cash and cash equivalents                                             $        28,385       $       211,169
      Inventory                                                                      21,294                     -
      Prepaid expenses and other                                                     20,336                18,221
      Assets of discontinued operations                                                                     9,679
                                                                                          -
                                                                            ---------------       ---------------
      TOTAL CURRENT ASSETS                                                           70,015               239,069

 PROPERTY AND EQUIPMENT, net                                                        597,305               110,172

 DEPOSITS                                                                            65,193                62,510

 OTHER ASSETS OF DISCONTINUED OPERATIONS                                                                  221,563
                                                                                          -
                                                                            ---------------       ---------------
      TOTAL                                                                 $       732,513       $       633,314
                                                                            ===============       ===============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable                                                      $       101,640       $         6,547
      Accrued liabilities                                                            63,724                50,651
      Notes payable - related parties                                                82,660                     -
      Liabilities of discontinued operations                                         21,611                19,635
                                                                            ---------------       ---------------
      TOTAL CURRENT LIABILITIES                                                     269,635                76,833
                                                                            ---------------       ---------------
 OTHER LIABILITIES OF DISCONTINUED OPERATIONS                                             -                 5,694
                                                                            ---------------       ---------------
 STOCKHOLDERS'EQUITY
 Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
 Common stock, $0.001 par value; 50,000,000 shares authorized
 9,985,323 and 8,550,123 issued and outstanding at September 29, 2002
 and December 30, 2001 respectively                                                   9,985                 8,550
 Additional paid-in capital                                                       8,088,350             7,347,867
 Accumulated deficit                                                             (7,635,457)           (6,805,630)
                                                                            ---------------       ---------------
      TOTAL STOCKHOLDERS' EQUITY                                                    462,878               550,787
                                                                            ---------------       ---------------
      TOTAL                                                                 $       732,513     $         633,314
                                                                            ===============       ===============

                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
         FOR THE PERIODS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001
                                    Restated

                                                   Nine Months         Three Months         Nine Months          Three Months
                                                      Ended               Ended                Ended                 Ended
                                                September 29, 2002  September 29, 2002   September 30, 2001    September 30, 2001
                                                ------------------  ------------------   -------------------  -------------------
REVENUES, net                                   $          263,521  $          250,455   $                 -  $                 -

COST OF COMPANY RESTAURANT SALES

Food and paper                                              98,164              94,488                     -                    -
Labor                                                      106,211             101,014                     -                    -
Occupancy                                                   34,090              31,020                     -                    -
Marketing                                                   15,828              13,596                     -                    -
Repairs                                                      5,992               5,992                     -                    -
Pre-opening expenses                                        98,136                   -                64,725               40,537
Other direct costs                                          19,870              14,282                     -                    -
                                                ------------------  ------------------   -------------------   ------------------
Total Cost of Company Restaurant Sales                     378,291             260,392                64,725               40,537
                                                ------------------  ------------------   -------------------   ------------------
OTHER EXPENSES
Compensation                                               121,913              49,204               384,012               64,990
Compensatory stock and options                             126,347              47,172               269,875              205,000
Depreciation                                                33,304              33,370                     -                    -
General and Administrative                                 214,947              55,986               280,436              153,438
                                                ------------------  ------------------   -------------------   ------------------
TOTAL OTHER EXPENSES                                       496,511             185,732               934,323              423,428
                                                ------------------  ------------------   -------------------   ------------------
TOTAL EXPENSES                                             874,802             446,124               999,048              463,965
                                                ------------------  ------------------   -------------------   ------------------
LOSS FROM OPERATIONS                                      (611,281)           (195,669)             (999,048)            (463,965)
OTHER NON-OPERATING INCOME (EXPENSE)
Interest Income                                                383                 383                     -                    -
Interest Expense                                            (4,829)             (3,265)               (4,753)              (1,445)
                                                ------------------  ------------------   -------------------   ------------------
TOTAL OTHER NON-OPERATING (EXPENSE), net                    (4,446)             (2,882)               (4,753)              (1,445)

LOSS BEFORE PROVISION
FOR INCOME TAXES                                          (615,727)           (198,551)           (1,003,801)            (465,410)

PROVISION FOR INCOME TAXES                                       -                   -                     -                   -
                                                ------------------  ------------------   -------------------    -----------------
LOSS FROM CONTINUING OPERATIONS                           (615,727)           (198,551)           (1,003,801)            (465,410)

DISCONTINUED OPERATIONS
Loss from operations of discontinued
  Fort Lauderdale restaurant,
  net of taxes (including loss
  on disposal of ($30,970, $30,970,
  $0 and $0)                                              (214,100)            (111,613)             (183,847)            (57,687)
                                                ------------------   ------------------   -------------------   -----------------
LOSS ON DISCONTINUED OPERATIONS                           (214,100)            (111,613)             (183,847)            (57,687)
                                                ------------------   ------------------   -------------------   -----------------

       NET LOSS                                 $         (829,827)  $         (310,164)  $        (1,187,648)  $        (523,097)
                                                ==================   ==================   ===================   =================
LOSS PER COMMON SHARE:
From continuing operations, basic and diluted   $            (0.07)  $            (0.02)  $             (0.13)  $           (0.05)
                                                ==================   ==================   ===================   =================
From discontinued operations, basic and diluted $            (0.02)  $            (0.01)  $             (0.02)  $           (0.01)
                                                ==================   ==================   ===================   =================
Net loss per common share, basic and diluted    $            (0.09)  $            (0.03)  $             (0.15)  $           (0.06)
                                                ==================   ==================   ===================   =================
Weighted average common shares outstanding               9,347,705            9,759,389             7,674,953           8,526,367
                                                ==================   ==================   ===================   =================


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
         FOR THE PERIODS ENDED SEPTEMBER 29, 2002 AND SEPTEMBER 30, 2001
                                    Restated


                                                                    Nine Months               Nine Months
                                                                       Ended                    Ended
                                                                 September 29, 2002        September 30, 2001
                                                                 ------------------       -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                     $         (829,827)      $        (1,187,648)
    Loss from discontinued operations                                       214,100                   183,847
                                                                 ------------------       -------------------
    Loss from continuing operations                                        (615,727)               (1,003,801)
    Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
      Depreciation                                                           33,304                        -
      Common stock issued for services                                       79,979                   298,525
      Issuance of stock options                                              46,368                   269,875
      Changes in certain assets and liabilities
        Inventory, prepaid expenses and other assets                        (23,588)                  (57,106)
        Accounts payable and accrued liabilities                            108,166                    23,333
                                                                 ------------------       ------------------
        Net cash used in continuing operations                             (371,498)                 (469,174)
        Net cash used in discontinued operations                            (94,919)                 (131,031)
                                                                 ------------------       -------------------
        NET CASH USED IN OPERATING ACTIVITIES                              (466,417)                 (600,205)
                                                                 ------------------       -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                      (516,868)                  (59,440)
   Changes in deposits                                                       (2,683)                       -
                                                                 ------------------       -------------------
        Net cash used in continuing operations                             (519,551)                  (59,440)
        Net cash provided by discontinued operations                        120,000                        -
                                                                 ------------------       -------------------
        NET CASH USED IN INVESTING ACTIVITIES                              (399,551)                  (59,440)
                                                                 ------------------       -------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Notes payable - related parties                                           82,660                         -
   Net proceeds from issuance of common stock                               615,750                 1,082,870
                                                                 ------------------       -------------------
        Net cash provided by continuing operations                          698,410                 1,082,870
        Net cash used in discontinued operations                            (15,226)                   (5,015)
                                                                 ------------------       -------------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                           683,184                 1,077,855
                                                                 ------------------       -------------------
        NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (182,784)                  418,210

CASH AND CASH EQUIVALENTS, Beginning of the period                          211,169                     9,170
                                                                 ------------------       -------------------
CASH AND CASH EQUIVALENTS, End of the period                     $           28,385       $           427,380
                                                                 ==================       ===================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for interest                     $            4,641       $             4,752
                                                                 ==================       ===================
    Cash paid during the period for income taxes                 $                -       $                 -
                                                                 ==================       ===================

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



DISCONTINUED OPERATIONS AND RESTATEMENT

         During the third quarter of 2002, the Company committed to a plan to sell our interests in the Fort Lauderdale restaurant, and on September 23, 2002, we closed on the sale. In response to the filing of a Form SB-2 Registration Statement on April 4, 2003, the SEC issued a comment letter on May 2, 2003
("Comment  Letter").  Comment  40 in  the  Comment  Letter  requested  that  the
Company's financial statements be restated to account for the closure of the Fort Lauderdale restaurant in September 2002 as "discontinued operations" beginning with the period ended September 29, 2002, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144. The result of the application of SFAS No. 144 is to consolidate a significant portion of the Company's operations, assets and liabilities into "discontinued operations" beginning with the three month period ended September 29, 2002. The Company had previously accounted for the closure of the Fort Lauderdale restaurant as part of the process of moving to the new Boca Raton facility; the effect of applying SFAS No. 144 will be to separate these events for accounting and reporting purposes. Quantitatively, the net loss and stockholders' equity for the Company will not change from what has been previously reported. This change will affect the comparison between the period ended September 29, 2002 to the year earlier periods, as the Company will no longer show revenues or costs from the operation of the Fort Lauderdale restaurant in continuing operations.

         As of result of these changes from applying SFAS No. 144, the Company is restating its financial statements for the affected periods, and is filing an amended quarterly report on Form 10-QSB for the three month period ended September 29, 2002 and will also be filing an amended annual report on Form 10-KSB for the year ended December 29, 2002.



ORGANIZATION


         Health Express USA, Inc. (the "Company" or "Health Express") was incorporated in Florida on July 2, 1998 to develop, construct and operate health and gourmet fast food restaurants. On April 10, 2000, the Company began operations in Fort Lauderdale, Florida of its first restaurant under the trade name "Healthy Bites Grill". The Company operated the restaurant through a wholly-owned subsidiary, Healthy Bites Grill, Inc., incorporated in Florida on January 26, 1999. The restaurant equipment and supplies were sold on September 23, 2002. The lease between the Company and the landlord, which expires on January 31, 2004, was assigned to the Buyer, but the Company remains as a personal guarantor until January 31, 2004. The restaurant, which offered eat-in, take-out and drive-thru service was a proven testing ground in determining, among other factors, consumer menu item preferences, market demographics, kitchen equipment requirements, food pricing guidelines, and sales and labor targets for profitable operations. Healthy Bites Grill is currently an active corporation but has not conducted business since the sale of the assets on September 23, 2002. Its activity is now shown as discontinued operations in the accompanying financial statements.


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



NOTE PAYABLE - RELATED PARTIES

         The Company received $70,000 in financing from a related party on May 20, 2002. The note was payable on September 20, 2002 and beared interest at 5.5% per annum. Subsequent to September 29, 2002, the $50,000 note payable, after repayment of $20,000 principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5,000 shares of the Company's restricted common stock to the note holder. The Company also received $12,660 in short-term financing from another related party, Susan Greenfield, on August 12, 2002. There is a written note payable agreement, with interest computed at 5.5% per annum.


INCOME TAXES

         All deferred taxes created by NOL's are offset in their entirety by a deferred tax asset valuation allowance.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSES OF RESULTS OF OPERATIONS.


INTRODUCTION - FORWARD LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Health Express USA, Inc. and its subsidiaries, (collectively, "Health Express") is hereby providing cautionary statements identifying important factors that could cause Health Express' actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on Health Express' expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by Health Express with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond Health Express' control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.


         Any forward-looking statement speaks only as of the date on which such statement is made, and Health Express undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.



DISCONTINUED OPERATIONS AND RESTATEMENT

         In response to the filing of Form SB-2 Registration Statement on April 4, 2003, the SEC has requested that the financial statements be restated to account for the closure of the Fort Lauderdale restaurant in September 2002 as "discontinued operations" beginning with the period ended September 29, 2002, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144. The result of the application of SFAS No. 144 is to consolidate a significant portion of Health Express' operations, assets and liabilities into "discontinued operations" beginning with the three month period ended September 29, 2002. This change affects the comparison between the period ended September 29, 2002 to the year earlier periods, as Health Express will no longer show revenues or costs from the operation of the Fort Lauderdale restaurant in continuing operations. Quantitatively, the net loss and stockholders' equity for Health Express will not change from what has been previously reported. As a result of these changes from applying SFAS No. 144, Health Express has restructured the following descriptions of its results of operations to reflect the restatement of its financial statement for the periods ended September 29, 2002.


FINANCIAL CONDITION

         We had net losses of $829,827 and $310,164 for the nine months ended September 29, 2002 and the three months ended September 29, 2002 respectively. As of September 29, 2002, we had cash on hand of $28,385 and current liabilities of $269,635. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.



RESULTS OF OPERATIONS


         Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship restaurant began operations on April 10, 2000. For the period beginning December 31, 2001 and ending September 23, 2002 (the date of the sale of the restaurant equipment and supplies), Healthy Bites Grill, Inc., the subsidiary that operated the Fort Lauderdale restaurant, reported net revenues of $200,427 and losses of $195,403. For the period beginning June 24, 2002, the date the Boca Raton restaurant opened, and ending September 29, 2002, Healthy Bites Grill of Boca, Inc., the subsidiary that operates the Boca Raton restaurant, reported revenues of $263,521 and a loss of $151,698. The total consolidated loss of $829,827 for the nine month period ending September 29, 2002 includes losses from restaurant operations and general and administrative expenses.


                                                                                              NINE MONTHS       NINE MONTHS
                                                                                                 ENDED             ENDED
                                                                                              SEPTEMBER 29,     SEPTEMBER 30,
                                                                                                  2002             2001
                                                                                              -------------    -------------
Loss from Discontinued Operations, Healthy Bites Grill, Inc.                                  $     214,100      $   183,847
Loss from Restaurant Operations, Healthy Bites Grill of Boca, Inc.                                  151,698           64,725
Losses attributed to Health Express USA, Inc. and Health Express Franchise Company                  464,029          939,076
                                                                                              -------------    -------------
Consolidated loss                                                                             $     829,827      $ 1,187,648
                                                                                              =============    =============


RESULTS ON A CONSOLIDATED BASIS


         REVENUES

         Health Express had revenues of $263,521 and $250,455 for the nine month and three month periods ended September 29, 2002, respectively, compared with revenues of $0 for the same periods in 2001. These are the revenues of our Boca Raton restaurant. The increase in revenues is primarily due to the reclassification of the revenues from the Fort Lauderdale restaurant into discontinued operations. Accordingly, the comparison between the respective periods is not indicative of growth in our operations.


         COSTS OF COMPANY RESTAURANT SALES

         Health Express' cost of company restaurant sales for the nine month and three month periods ended September 29, 2002 was $378,291 and $260,392, respectively. The cost of restaurant sales in the corresponding prior year periods is zero. The year 2002 amounts are the expenses of the Boca Raton restaurant. Again, because of the reclassification of the operations of the Fort Lauderdale restaurant as discontinued operations, the comparison between the two quarterly periods is not indicative a of manifest change in our cost of company restaurant sales.


         OTHER EXPENSES

         Health Express had other expenses, which included compensation, depreciation and general and administrative expenses, totaling $496,511 for the nine month period ended September 29, 2002, compared with other expenses of $934,323 in the same period for 2001. The decrease was mainly due to a decrease in compensation and compensatory stock and options charges. For the three month period, Health Express had other expenses totaling $185,732 and $423,428 for 2002 and 2001, respectively. Again, the decrease was mainly due to a decrease in compensation stock and option charges and a decrease in general and administrative expenses.


RESULTS ON A SEPARATED BASIS


         HEALTH EXPRESS USA, INC. - SEPTEMBER 29, 2002 AS COMPARED TO SEPTEMBER 30, 2001

         The loss for the nine month period ending September 29, 2002 of $464,029 includes stock compensation of $79,979 paid to officers and employees and $46,368 for modification of stock options issued in a prior year (non-cash). The exclusion of these non-cash items and depreciation of $33,304 results in a proforma loss of $304,378.

         For the nine-month period ending September 30, 2001 Health Express USA, Inc. reported a loss of $939,076. This loss includes non-cash charges in the form of stock and stock options compensation paid to officers, directors and employees of $568,400. The exclusion of the above non-cash items results in a proforma loss of $370,676 for the period ending September 30, 2001. The comparative proforma loss of $304,378 for the nine month period ending September 29, 2002, computed without regard to selected non-cash items represents a decrease of $66,298 compared to the comparative loss for the period ending September 30, 2001, also computed without regard to selected non-cash items. This decrease is due primarily to lower advertising, insurance and office salary expenses.

         HEALTHY BITES GRILL, INC. - SEPTEMBER 29, 2002 AS COMPARED TO SEPTEMBER 30, 2001

         Since the opening of the restaurant, on April 10, 2000 through the date of the sale of restaurant equipment and supplies on September 23, 2002, the restaurant has reported net losses. The restaurant revenues and expenses have been disclosed as a discontinued operation. For the period from December 31, 2001 through September 29, 2002, the restaurant had revenues of $200,427 and expenses of $414,527. For the nine months ended September 30, 2001, the restaurant had revenues of $326,002 and expenses of $509,849. The losses for discontinued operations were $214,100 and $183,847 for the nine months ended
September 29, 2002 and September 29, 2001, respectively. The losses from discontinued operations were $111,613 and $57,687 for the three months ended September 29, 2002 and September 30, 2001 respectively. Losses from restaurant operations for Fort Lauderdale from selected prior quarterly periods are as follows:

                                                LOSS FROM
                      QUARTER ENDED            OPERATIONS
                      ----------------------  --------------
                      9-30-2001                   $  57,687
                      12-30-2001                  $  29,968
                      3-31-2002                   $  20,022
                      6-30-2002                   $  19,538
                      9-29-2002                   $  80,643


         HEALTHY BITES GRILL OF BOCA, INC.

         On May 7, 2001, Health Express entered into a lease for a pre-existing freestanding fast-food restaurant in Boca Raton, Florida. The building is approximately 3,900 square feet and is centrally located near a major mall, a business district and residential neighborhoods of upscale homes, townhouses and apartments. The shopping mall, in very close proximity, is a popular destination for shoppers in Boca Raton, Florida, a city well known for its affluent communities. Close to the major highway and two major thoroughfares, this restaurant represents the ideal combination of location and demographics for Health Express' restaurant theme and products. This restaurant began operations on June 24, 2002 through a wholly-owned subsidiary, Healthy Bites Grill of Boca, Inc., a Florida corporation organized on May 7, 2001.

         The lease for this location is for a five-year period with two five-year options, with initial monthly rental payments of $8,333 plus common area maintenance of approximately $1,900 and real estate taxes of approximately $1,400.

         For the period of June 24, 2002 to September 29, 2002, the Boca Raton restaurant reported revenues of $263,521 and a loss for 2002 of $151,698.


         HEALTH EXPRESS FRANCHISE COMPANY

         On July 10, 2001, Health Express entered into an agreement with Francorp, Inc., a major franchise-consulting group, to develop and implement a comprehensive franchise program. This program provides assistance in various phases including:


          o    Strategic Planning and Program Structure

          o    Franchise Documentation

          o    Franchise Operations Manuals

          o    Franchise Marketing Plan

          o    Franchise Sales Consulting

          o    One Year Consulting Services


         The fee for the above program was $136,000 and it was recorded in fiscal year 2001. With the assistance of Francorp, Inc., Health Express is currently preparing a Uniform Franchise Offering Circular, with a filing expected for the end of the 2002.

LIQUIDITY AND CAPITAL RESOURCES

         As of October 31, 2002, Health Express has approximately $52,000 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy Health Express' need for working capital for the short term. Subsequent to September 29, 2002, the $50,000 note payable from a related party, after repayment of $20,000 principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5, 000 shares of the Company's restricted common stock to the note holder. Health Express has from time to time obtained advances and loans from related parties. No assurances can be given that Health Express will be able to obtain any additional funds from such sources in the future.

         To raise additional funds Health Express may seek additional financing through the sale of its securities. On March 8, 2002, Health Express commenced an offering for sale to accredited investors of up to 250 units at $6,000 per unit, each unit consisting of Health Express' common stock and warrants, under Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). Health Express raised $258,750 through this offering. These proceeds were used for the opening of the Boca Raton restaurant and for working capital. However, due to a change in market conditions, the Board determined to terminate this offering as of July 17, 2002 and seek additional funds through alternative financing. On August 15, 2002, the Board approved the offering of up to $350,000 in additional financing through the sale of 1,000,000 shares of Health Express' restricted stock on a private placement basis pursuant to Section 4(2) of the Securities Act at a purchase price of $.35 per share for gross proceeds of $350,000. Through October 31, 2002, Health Express has raised $105,000 through this offering. However, no assurance is given that Health Express will be able to sell any of the remaining shares or raise sufficient funds to meet current capital needs.

         Cash used in operating activities during the nine-month periods ending September 29, 2002 and September 30, 2001 were $(466,417) and $(600,205), respectively.

         Cash used in investing activities was $(399,551) and $(59,440) for the nine months ended September 29, 2002 and September 30, 2001, respectively.

         Cash provided by financing activities were $683,184 and $1,077,855 for the nine months ended September 29, 2002 and September 30, 2001, respectively. The decrease in cash provided from financing activities was mainly the result of less net proceeds from the issuance of our common stock.

         Health Express' directors also may provide additional funds by exercising their options. Health Express may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines or loans from Health Express' officers. However, no assurances can be given that Health Express will be able to meet its short term and long-term needs through the sale of securities or otherwise.

         From time to time Health Express may evaluate potential acquisitions Involving complementary businesses, content, products or technologies. Health Express' future capital requirements will depend on many factors, including growth of Health Express' restaurant business, the success of its franchising operations, economic conditions and other factors including results of future operations.


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

                                     PART II
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         (A), (B) and (D) - None.

         (C) - During the period ended September 29, 2002 Health Express issued the following unregistered securities.




COMMON STOCK                                                                   DATE             SHARES ISSUED        TOTAL ($)
-------------------------------------------------------------------            -------------  -----------------    ---------------
Issuance of 500 restricted shares at $0.25 per share - to employee             01/24/02                 500         $    125.00

Issuance of 2,000 restricted shares at $0.25 per share - to
  Restaurant Managers                                                          01/24/02               2,000         $    500.00
Issuance of 16,700 restricted shares at $0.25 per share - to Bruno Sartori     01/24/02              16,700         $  4,175.00

Issuance of 1,008,000 restricted stock at $0.25 per share - private offering to accredited investors, unaffiliated with Health
  Express, and Susan Greenfield, who purchased 336,000 shares                  02/15/02           1,008,000         $252,000.00

Issuance of 129,000 restricted stock at $0.75 per share - private offering(a)  05/06/02             129,000          $96,750.00

Issuance of 24,000 restricted stock at $0.75 per share - private offering(a)   05/13/02              24,000          $18,000.00

Issuance of 16,000 restricted stock at $0.75 per share - private  offering(a)  05/20/02              16,000          $12,000.00

Issuance of 25,000 restricted stock at $1.50 per share - Bruno Sartori         05/28/02              25,000          $37,500.00

Issuance of 25,000 restricted stock at $1.50 per share - to employee           05/28/02              25,000          $37,500.00

Issuance of 96,000 restricted stock at $0.75 per share - private offering(a)   06/03/02              96,000          $72,000.00

Issuance of 64,000 restricted stock at $0.75 per share - private offering(a)   06/21/02              64,000          $48,000.00

Issuance of 16,000 restricted stock at $0.75 per share - private offering(a)   07/10/02              16,000          $12,000.00

Issuance of 300,000 restricted stock at $0.35 per share - private offering(b)  09/06/02             300,000         $105,000.00

Issuance of 142,858 restricted stock at $0.35 per share - private offering(b)  10/18/02             142,858          $50,000.00

Issuance of 200,000 restricted stock at $0.35 per share - private offering(b)  10/23/02             200,000          $70,000.00




 (a) Health Express sold 345,000 shares of common stock and warrants to accredited investors, unaffiliated with Health Express, under Rule 505 of Regulation D of the Securities Act, for total proceeds of $258,750. The offering was terminated on July 17, 2002.

(b) During 2002, Health Express sold 642,858 shares of common stock to accredited investors under Section 4(2) of the Securities Act at $.35 per share for total proceeds of $225,000. Of this total, 342,858 shares were sold after September 29, 2002, but prior to the end of 2002.

         On August 31, 2002, the employment agreement for Bruno Sartori as Chief Financial Officer of Health Express expired and Mr. Sartori notified the Board of Directors that he would not seek to extend the agreement. On August 30, 2002, the Board approved an extension of the exercise period for the unexercised options granted to Mr. Sartori under his employment agreement for a five-year period ending August 31, 2007.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS.



EXHIBIT NO.           DESCRIPTION                                             LOCATION
----------------      -----------------------------------------------------   ---------------------------------------------------
3.1                   Articles of Incorporation, as amended                    Incorporated by reference to Exhibit 2 to
                                                                               Health Express' Form 10-SB on October 6, 1999

EXHIBIT NO.           DESCRIPTION                                             LOCATION
----------------      -----------------------------------------------------   ---------------------------------------------------
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

10.7                  Lease between Crown Diversified Industries and Health    Incorporated by reference to Exhibit 10 to
                      Express, Inc. dated May 2, 2002                          Form 10-QSB filed on May 15, 2002

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

10.14                 Escrow Agreement dated September 23, 2002                Incorporated by reference to Exhibit 99.8 to
                                                                               Form 8-K filed on October 9, 2002

EXHIBIT NO.           DESCRIPTION                                             LOCATION
----------------      -----------------------------------------------------   ---------------------------------------------------
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


              (b) CURRENT REPORT ON FORM 8-K DURING THE QUARTER ENDED SEPTEMBER 29, 2002:

                  None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Health Express has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 20, 2003               HEALTH EXPRESS USA, INC.


                            By: /s/ Douglas Baker
                                ----------------------------------------
                                Douglas Baker,
                                Chief Executive Officer and Director



                            By: /s/ Patricia Durante
                                ----------------------------------------
                                Patricia Durante,
                                Chief Financial Officer