Form 10KSB/A
period 2002-12-29
HEALTH EXPRESS USA INC
filed 2003-07-08
CIK 1070050

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                AMENDMENT NO. 2
                                       TO
                                  FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE FISCAL YEAR ENDED COMMISSION FILE NO.
                           DECEMBER 29, 2002 02-27569


                            HEALTH EXPRESS USA, INC.

                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

        FLORIDA                                           65-0847995
        -------                                           ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)





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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Health Express was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


                                 YES [X] NO [ ]


Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Health Express' knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's  revenues for its most recent fiscal year.  $470,059

Based on the closing sale price on March 11, 2003, the aggregate market value of the voting common stock held by non-affiliates of Health Express is $4,145,000.

As of March 11, 2003 Health Express had 10,377,705 shares of common stock outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 29, 2002

                                TABLE OF CONTENTS


PART I ...................................................................................................................    1

INTRODUCTORY NOTE ........................................................................................................    1
   Forward-Looking Statements ............................................................................................    1
   Restatement For Discontinued Operations ...............................................................................    1
   ITEM 1.  DESCRIPTION OF BUSINESS ......................................................................................    1
   ITEM 2.  DESCRIPTION OF PROPERTY ......................................................................................    7
   ITEM 3.  LEGAL PROCEEDINGS ............................................................................................    7
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........................................................    7
   ITEM 5.  MARKET FOR HEALTH EXPRESS USA, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ..........................    8
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................   12
   ITEM 7.  FINANCIAL STATEMENTS .........................................................................................   19
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND F1NANCIAL DISCLOSURE .........................   19
PART III .................................................................................................................   20
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
            16(a) OF THE EXCHANGE ACT ....................................................................................   20
   ITEM 10. EXECUTIVE COMPENSATION .......................................................................................   21
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ...............................................   23
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............................................................   25
PART IV ..................................................................................................................   26
    ITEM 13.EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K .......................................................   26
    ITEM 14.CONTROLS AND PROCEDURES ......................................................................................   28
CERTIFICATION PURSUANT TO  18 U.S.C. SECTION 1350  AS ADOPTED PURSUANT TO  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 .    1
OFFICER'S CERTIFICATE  PURSUANT TO SECTION 302 ...........................................................................    1
OFFICER'S CERTIFICATE  PURSUANT TO SECTION 302 ...........................................................................    1

FINANCIAL STATEMENTS .....................................................................................................  F-1

                                     PART I

                                INTRODUCTORY NOTE
FORWARD-LOOKING STATEMENTS

         This Amendment No. 2 to Form 10-KSB contains "forward-looking statements" relating to Health Express USA, Inc. ("Health Express") which represent Health Express' current expectations or beliefs including, but not limited to, statements concerning Health Express' operations, performance, financial condition and growth. For this purpose, any statements contained in this Amendment No. 2 to Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Health Express to continue its growth strategy and competition, certain of which are beyond Health Express' control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

RESTATEMENT FOR DISCONTINUED OPERATIONS


          During the third quarter of 2002, Health Express committed to a plan to sell its interests in the Fort Lauderdale restaurant, and on September 23, 2002, we closed on the sale. In response to the filing of a Form SB-2 Registration Statement on April 4, 2003, the SEC issued a comment letter on May 2, 2003 ("Comment Letter"). Comment 40 in the Comment Letter requested that Health Express' financial statements be restated to account for the closure of the Fort Lauderdale restaurant in September 2002 as "discontinued operations" beginning with the period ended September 29, 2002, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144. The result of the application of SFAS No. 144 is to consolidate a significant portion of Health Express' operations, assets and liabilities into "discontinued operations" beginning with the three month period ended September 29, 2002. Health Express had previously accounted for the closure of the Fort Lauderdale restaurant as part of the process of moving to the new Boca Raton facility; the effect of applying SFAS No. 144 will be to separate these events for accounting and reporting purposes. Quantitatively, the net loss and stockholders' equity for Health Express will not change from what has been previously reported. This change will effect the comparison between the period ended September 29, 2002 to the year earlier periods, as Health Express will no longer show revenues or costs from the operation of the Fort Lauderdale restaurant in continuing operations.

          As of result of these changes to apply SFAS No. 144, Health Express is restating its financial statements for the affected periods, and is filing an amended quarterly report on Form 10-QSB for the three month period ended September 29, 2002 and this Amendment No. 2 to our annual report on Form 10-KSB for the year ended December 29, 2002.


ITEM 1.  DESCRIPTION OF BUSINESS BUSINESS DEVELOPMENT

          Health Express USA, Inc. ("Health Express") was incorporated in Florida on July 2, 1998 for the purpose of developing a health and gourmet fast food restaurant for franchising. On April 10, 2000, Health Express began operations of its first restaurant, Healthy Bites Grill, in Fort Lauderdale, Florida. Health Express operated the restaurant through a wholly owned subsidiary,  Healthy  Bites  Grill,  Inc.  ("HBG"),  incorporated  in Florida on

January 26, 1999. The restaurant equipment and supplies were sold on September 23, 2002 to an unaffiliated third party buyer. The lease between Health Express and the landlord, which expires on January 31, 2004, was assigned to the buyer, but Health Express remains as a guarantor until January 31, 2004. The restaurant offered eat-in, take out, and drive-thru service. This restaurant proved to be a testing ground in determining, among other factors, consumer menu item preferences, ideal market demographics, kitchen equipment requirements, food pricing guidelines, employee training and labor and sales targets for profitable operations. Healthy Bites Grill is currently an active corporation but has not conducted business since the sale of the assets on September 23, 2002. Its activity is now shown as discontinued operations in the accompanying financial statements.

          On May 7, 2001, Health Express entered into a lease agreement for a second restaurant in Boca Raton, Florida (the "Boca Restaurant"). The Boca Restaurant started operations on June 24, 2002. Health Express also completed a Uniform Franchise Offering Circular ("UFOC") to launch the franchise program on October 1, 2002. Health Express operates the second restaurant through a wholly owned subsidiary, Healthy Bites Grill of Boca, Inc. ("HBGB") and franchise operations are conducted through a wholly owned subsidiary, Health Express Franchise Company ("HEFC"). Both HBGB and HEFC were incorporated in Florida on May 7, 2001.

INDUSTRY  OVERVIEW

          Health Express' vision is to merge three industries: fast food, quick casual operations and health food restaurants. The fast food industry, a staple of the American consumer, is a multi- billion-dollar industry of which Health Express is a part, is dominated by hamburger chains and followed by chicken, Mexican and Italian food segments.

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



          1. NUTRITION AND YOU: TRENDS 2000 AMERICAN DIETETIC ASSOCIATION, JANUARY 2000.

          2.   NATURAL PRODUCTS RESEARCH REPORT,  GOURMET  RETAILER,  OCT. 2001,
               P72.

          3. NATURAL PRODUCTS SALES CONTINUE TO RISE IN 2000, FOOD INSTITUTE REPORT, OCT 8, 2001, P4.


          4.   NATURAL PRODUCTS RESEARCH REPORT,  GOURMET  RETAILER,  OCT. 2001,
               P.72.

OPERATIONS OF FLAGSHIP RESTAURANT

          LOCATION AND PRODUCTS

          Health Express began operations of its first restaurant on April 10, 2000. The restaurant was a free standing building on a corner lot adjacent to a major thoroughfare in Fort Lauderdale, Florida. This location provided Health Express with a testing ground to survey consumer appeal to a developing menu based on healthy and good tasting items. This menu, which is being used in the Boca Restaurant, is comprised, in part, by burgers, wraps and pockets, solo pizzas and salads. A juice bar offers smoothies, juices and power drinks. Burgers and wraps include the "Healthy Bites

Burger", grilled turkey burger and chicken breast, lean buffalo burgers and HB Philly (a grilled Portobello mushroom) and various pocket sandwiches. All pizzas are made with homemade tomato sauce and served with soy cheese or mozzarella with a variety of fresh toppings. Salads are prepared daily with fresh greens and are served with a variety of signature dressings. Oven baked fries, vegetarian chili and pasta salads are included in the a la carte selections.

          The restaurant equipment and supplies were sold on September 23, 2002 to an unaffiliated third party buyer. On September 23, 2002, Health Express sold certain of its assets to Richard A. Weitz and his assignee, Roll-A-Round Real Roast Beef, Inc., a closely-held Florida corporation. The assets purchased by Weitz included equipment and supplies which Health Express used at its restaurant operation located 1538-A East Commercial Blvd., Fort Lauderdale, Florida. The purchase price was $120,000 cash paid by Weitz at closing, less credits for repairs, taxes, broker commissions, attorney's fees and costs, and an escrow of $12,500 of the purchase price for any outstanding sales taxes or other liabilities for the 90 days following the closing of the transaction. The balance of the escrow funds have been forfeited by Health Express. The purchase price was determined through arms'-length negotiation between Health Express and Weitz. There was no relationship, material or otherwise, between Health Express or any of its affiliates, officers or directors, or any associate of any such directors or officers and Weitz or Roll-A-Round. The lease between Health Express and the landlord which expires on January 31, 2004 was assigned to Roll-A-Round and Health Express agreed to remain as a guarantor on the lease until January 31, 2004.

          Health Express opened the Boca Restaurant in June 2002, which is located adjacent to the only major shopping mall in Boca Raton, Florida. Boca Raton's population density is centralized in a relatively small area, close to the main north/south highway and includes a major university, a large financial and service business district and several strip malls. Surrounding these urban centers is a community of primarily higher income households, singles and a thriving "yuppie" community with discriminating taste and buying power.

          Management believes that Health Express' success lies in building customer relationships, pursuing new customers and improving the buying and warehousing of inventory to increase gross margins. Management believes that a significant customer base can be built by implementing an expansion program of additional restaurants, whether company-owned or franchised, and by designing sales and marketing programs to target South Florida areas.

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

COMPETITIVE BUSINESS CONDITIONS

          Health Express has substantial competition from the several existing fast food chains offering conventional fast food near our present location. However, they offer only a limited selection of health food items. In fact, these competitors are the ones that offer the type of fast food that the health conscious American consumer is now avoiding.

          The food service industry as a whole is intensely competitive with respect to food quality, concept, location, service, and price. In addition, there are many well-established food service competitors with substantially greater financial and other resources than Health Express and with substantially longer operating histories. Health Express believes that it competes with national, regional, and local take-out food service companies, quick service restaurants, casual full-service dine-in restaurants, delicatessens, cafeteria-style buffets, and prepared food stores, as well as with supermarkets and convenience stores.

          Management anticipates that it also may have competition from established health food stores and small single proprietary health food restaurants. Management believes that there are limited direct competitors in the area of healthy fast food in South Florida. It is also the opinion of management, although no assurances can be given, that Health Express has a competitive edge which is based on a combination of consumer demands for a reasonably priced healthy meal in less time and with consistently good taste. Competitors in the health food market, such as Wild Oats or Whole Foods Market, are currently successful but do not offer fast food with the convenience of a drive-thru.


          There are numerous companies engaged in fast food operations and there are a growing number of health food restaurants. The principal competitive factor in the fast food industry is customer convenience and reasonable prices. The principal competitive factor in the emerging industry of health food restaurants is nutritious and tasty food at a reasonable price without sacrificing convenience. Many of these companies are larger and have greater access to experienced management and capital resources and, accordingly, Health Express may not be able to maintain a competitive position in the market place. Failure to maintain a competitive market position would have a detrimental effect on Health Express' operations and its business.


SOURCES AND AVAILABILITY OF PRODUCTS  AND SUPPLIES


          Health Express has selected to carry and use several products with national brand name recognition, which consumers already identify with as high quality products in the health food industry. The products include meal supplements such as Met-Rx protein shakes, Myoplex protein shakes, and numerous other recognized supplements.

          Food distributors include US Foods for bulk service ingredients, Green Garden for greens and sprouts, Spiegel for buffalo and sirloin meats and Elite for various produce. Health Express does not have contracts with the above suppliers but has established wholesale purchase arrangements for bulk purchases, as is industry practice. Management believes that there are ample additional sources of supplies should one of the above vendors be unable to serve our restaurants.


INTELLECTUAL PROPERTY


          Health Express filed a federal registration for the trademark name "Healthy Bites Grill" for use by all future restaurant locations, whether Company owned or franchised, and on October 4, 2002 received approval and ownership from the U.S. Patent and Trademark Office for its exclusive use. Health Express does not own any patents.


GOVERNMENTAL  REGULATIONS  AND APPROVALS


          As a marketer and distributor of food products, Health Express is subject to the Federal Food and Drug and Cosmetic Act and the regulations promulgated thereunder by the U.S. Food and Drug Administration ("FDA"). The FDA regulates manufacturing and holding requirements for food through its current good manufacturing practice regulations, specifies the standard of identity for certain foods and prescribes the format and content of certain information required to appear on food labels. In addition, Health Express is subject to the Perishable Agricultural Commodities Act and regulations promulgated thereunder by the U.S. Department of Agriculture ("USDA"). The USDA imposes standards for product quality and sanitation and the grading and commercial acceptance of produce shipments from Health Express' suppliers. Health Express, its products and facilities are also subject to state and local regulations through such measures as the licensing of its facilities and enforcement by state and local health agencies.

CONSUMER RESEARCH

          Health Express has conducted internally generated surveys through the use of consumer response cards collected at its restaurants where they are available at the counter for voluntary use by customers. The responses generated by these cards have provided management with valuable information concerning consumer preferences and demands. Health Express has been able to make menu changes to keep pace with these preferences. As a result, Health Express has developed a healthy broad-based menu, which is currently incorporated in its UFOC.

FACILITIES AND EMPLOYEES

          Health Express leases corporate headquarters in Deerfield Beach, Florida for management, accounting, and administrative services. The Boca Restaurant is on a leased property located approximately three miles from the corporate office.

          There are currently four employees at the corporate level and approximately 20 employees at the Boca Restaurant, of which 10 are full time and 10 are part time. None of the present employees are represented by a labor union and it is
                                        4
anticipated that no future employees will be union represented. Health Express considers its employee relations to be good.


          Each additional restaurant location, whether company-owned or franchised, will require approximately 12 to 20 employees. Health Express will require accounting on a regular basis from all locations for centralized management reporting of results of operations, accomplished through the use of a standard point-of-sale system by all restaurant operations.

          Health Express, presently, does not own or plan to own real estate However, management may decide to invest in real estate, if the right opportunity presents itself.

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


HEALTH EXPRESS HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE

          Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 29, 2002, we lost $1,069,054. Health Express has not been profitable since inception. Our accumulated deficit was $7,874,684 as at the end of December 29, 2002. Future losses are likely to occur, as we are dependent on spending money to pay for operation of our restaurant and development and marketing of our franchise program. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems despite the closing of our Fort Lauderdale restaurant and the signing of our first franchisee.

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


OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY



          Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Health Express will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.


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

WE WERE REQUIRED TO RESTATE OUR 2002 ANNUAL FINANCIAL STATEMENTS


          Health Express has restated its 2002 financial statements to apply an accounting principle related to the accounting and disclosure for a discontinued operation pursuant to SFAS No. 144. As a result of a comment letter issued by the Securities and Exchange Commission on May 2, 2003, Health Express has restated its 2002 annual and third quarter interim financial statements to reflect the closure of the Fort Lauderdale restaurant in September 2002 as a discontinued operation. The SEC has determined that the discontinued operations provisions included in SFAS No. 144 must be applied to the closing of the Fort Lauderdale restaurant. Health Express had previously accounted for the closure of the Fort Lauderdale restaurant as part of the process of relocating to the new Boca Raton facility, and therefore included its activities in continuing operations. The financial statement impact of the application of the restatement is to reclassify and consolidate a significant portion of Health Express' operations, assets and liabilities beginning with the interim period ended September 29, 2002. Health Express' net loss, the related per share amounts, and stockholders' equity will not change from what was previously reported. Health Express is unable to assess the impact that such a restatement may have on its potential investors, potential franchisees, or the possible impact of actions that may be taken by regulators or others.

ITEM 2.  DESCRIPTION  OF  PROPERTY

          Health Express leases approximately 1,400 square feet for its corporate headquarters located at 1761 W. Hillsboro Blvd, Suite 203, Deerfield Beach, Florida. The lease commenced on May 15, 2002 for a term of three years. The monthly rent is $1,400. Additional rent of $816.67 plus sales tax is adjusted annually as set forth in the lease.

          The Boca Restaurant, located at 21300 St. Andrews Boulevard, opened on June 24, 2002 and is adjacent to the city's major shopping mall which is approximately two miles from the north/south interstate. The Boca Restaurant is a freestanding building, previously used as a fast food restaurant with an existing drive-thru facility. On May 7, 2001, Health Express entered into a five-year lease, with two five-year options. Initial monthly rental payments are $8,333.33 plus common area maintenance of $1,900 and real estate taxes of $1,400. This restaurant is approximately 4,000 square feet with a capacity of inside seating for approximately 98 customers. Located within a strip mall, it offers ample parking and easy access for both northbound and southbound traffic.

ITEM 3. LEGAL PROCEEDINGS

          Health Express is not involved, nor has been involved in any legal proceedings since its inception.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On October 29, 2002, there were 10,328,181 shares of common stock outstanding. The holders of a majority of Health Express' issued and outstanding Common Stock (approximately 59.4%) executed and delivered to Health Express a Written Consent dated October 29, 2002, consenting to two actions. The first action was to elect Douglas Baker, Marco D'Alonzo, Edward Meyer and Susan Greenfield to serve as directors of Health Express until the next annual meeting of shareholders or until their respective successors are duly elected and qualified. The second action was to ratify the appointment of Ahearn, Jasco & Company, P.A., as independent public accountants of Health Express for the fiscal year ending December 29, 2002. Health Express filed an Information Statement with the SEC on these matters that was also mailed to all of Health Express' shareholders.

                                     PART II

ITEM 5. MARKET FOR HEALTH EXPRESS USA, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          Health Express' common stock currently trades on the Over-The-Counter Bulletin Board (OTC:BB) under the trading symbol "HEXS".

         The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2001, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.


           -------------------------------------------------------------------------------
                                                                BID PRICES
                                                    --------------------------------------
                                                         HIGH                  LOW
                                                    -------------       ------------------
           -------------------------------------------------------------------------------
           2001
           -------------------------------------------------------------------------------
           First Quarter                             $1.22                  $0.75
           Second Quarter                            $2.50                  $0.80
           Third Quarter                             $2.55                  $0.80
           Fourth Quarter                            $1.39                  $0.80
           -------------------------------------------------------------------------------
           2002
           -------------------------------------------------------------------------------

           First Quarter                             $1.25                  $0.95
           Second Quarter                            $1.97                  $0.85
           Third Quarter                             $1.40                  $0.30
           Fourth Quarter                            $1.50                  $0.43
           -------------------------------------------------------------------------------
           2003
           -------------------------------------------------------------------------------

           First Quarter                             $1.07                  $0.65




          Health Express presently is authorized to issue 50,000,000 shares of Common Stock with $ 0.001 par value. As of March 11, 2003, there were 99 holders of record of Health Express' common stock and 10,377,705 shares issued and outstanding.

          Health Express is authorized to issue 10,000,000 shares of $0.01 par value preferred stock, none of which is outstanding. The preferred stock, which is commonly known as "blank check preferred", may be issued by the Board of Directors with rights, designations, preferences and other terms, as may be determined by the Directors in their sole discretion, at the time of issuance.

DIVIDENDS

          Health Express has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future. The payment of dividends may be made at the discretion of the Board of Directors and will depend upon, among other factors, on Health Express' operations, its capital requirements, and its overall financial condition.

CHANGES IN  SECURITIES

          During the years ended December 31, 2000, December 30, 2001 and December 29, 2002, Health Express issued the following unregistered securities:

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        SHARES
COMMON STOCK                                                                              DATE          ISSUED       TOTAL($)
----------------------------------------------------------------------------------        ------------  --------  ---------------
----------------------------------------------------------------------------------------------------------------------------------
Conversion of 35,000 warrants at $0.35 per share - by Accredited Investors,
    unaffiliated to Health Express                                                        01/18/00       35,000    $ 12,250.00

Options exercised - 59,500 shares at $0.35 per share to Doug Baker                        02/01/00       59,500    $ 20,825.00

Conversion of 14,500 warrants at $0.35 per share by accredited investors,
    unaffiliated to Health Express                                                        02/01/00       14,500    $  5,075.00

Issuance of 14,000 restricted shares at $2.50 per share - Bruno Sartori                   02/09/00       14,000    $ 35,000.00

Issuance of 500 restricted shares at $2.50 per share - to
   unaffiliated third party contractor                                                    02/18/00          500    $  1,000.00

Issuance of 1,245 restricted shares at $2.50 per share - to
    unaffiliated third party contractor                                                   02/24/00        1,245    $  3,112.50

Conversion of 75,000 warrants at $0.35 per share by accredited investors,
   unaffiliated to Health Express                                                         02/28/00       75,000    $ 26,250.00

Conversion of 65,000 warrants at $0.35 per share by accredited investors,
    unaffiliated to Health Express                                                        03/13/00       65,000    $ 22,750.00

Issuance of 550 restricted shares at $2.50 per share - to
   unaffiliated third party contractor                                                    03/14/00          550    $  1,375.00

Options exercised - 28,000 shares at $0.35 per share to Marco D'Alonzo                    03/27/00       28,000    $  9,800.00

Issuance of 5,500 restricted shares at $2.50 per share - to
   unaffiliated third party contractor                                                    03/27/00        5,500    $ 13,750.00

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        SHARES
COMMON STOCK                                                                              DATE          ISSUED       TOTAL($)
----------------------------------------------------------------------------------        ------------  --------  ---------------
----------------------------------------------------------------------------------------------------------------------------------

Conversion of 28,000 warrants at $0.35 per share by accredited investors,
   unaffiliated to Health Express                                                         03/27/00       28,000    $  9,800.00

Issuance of 120,500  restricted  shares at $1.50 per share - in private offering
   to accredited investors unaffiliated to Health Express                                 04/07/00      120,500    $180,750.00

Issuance of 9,000 restricted shares at $1.25 per share for - Bruno Sartori                06/01/00        9,000    $ 11,250.00

Issuance of 10,000 restricted shares at $1.25 per share - David Maltrotti                 06/01/00       10,000    $ 12,500.00

Conversion of 30,000 warrants at $0.35 per share by accredited investors,
   unaffiliated to Health Express                                                         06/16/00       30,000    $ 10,500.00

Issuance of 100  restricted  shares at $1.25 per share -  promotional  prizes
   to person  unaffiliated to Health Express                                              06/16/00          100    $  1,125.00

Issuance of 300,000  restricted shares at $1.00 per share - private placement to
   accredited investors unaffiliated to Health Express                                    06/16/00      300,000     $300,00.00

Issuance of 1,500 restricted shares at $0.75 per share - Restaurant Manager to
   Health Express                                                                         08/22/00        1,500    $  1,125.00

Issuance of 200 restricted shares at $0.75 per share - promotional prizes to two
   persons (100 shares each) unaffiliated to Health Express                               06/16/00          200    $    150.00

Issuance of 100  restricted  shares at $0.75 per share -  promotional  prizes
   to person unaffiliated to Health Express                                               11/06/00          100    $     75.00

Issuance of 1,000 restricted shares at $0.75 per share - Restaurant Manager
   to Health Express                                                                      11/06/00        1,000    $    750.00

Issuance of 6,000 restricted  shares at $0.75 per share - to unaffiliated
   third party for Advertising and Marketing Relations                                    11/06/00        6,000    $  4,500.00

Issuance of 6,000 restricted shares at $0.75 per share for - Bruno Sartori                11/06/00        6,000    $  4,500.00

Issuance of 100 restricted shares at $0.75 per share - to Employee
   of Health Express                                                                      12/07/00          100    $     75.00

Issuance of 6,000 restricted  shares at $0.75 per share - to unaffiliated
   third party for Advertising and Marketing Relations                                    12/07/00        6,000    $  4,500.00

Issuance of 500 restricted shares at $0.75 per share - Restaurant Manager
   of Health Express                                                                      12/07/00          500    $    375.00

Conversion of 5,700 warrants at $0.35 per share by accredited investors,
   unaffiliated to Health Express                                                         12/07/00        5,700    $  1,995.00

Conversion of 3,600 warrants at $0.35 per share by accredited investors,
   unaffiliated to Health Express                                                         01/01/01        3,600    $  1,260.00

Issuance of 100,000 restricted shares at $0.75 per share - Doug Baker                     01/11/01      100,000    $ 75,000.00

Issuance of 100,000 restricted shares at $0.75 per share - Bruno Sartori                  01/11/01      100,000    $ 75,000.00

Issuance of 6,000 restricted  shares at $0.75 per share - to unaffiliated
   third party for Advertising and Marketing Relations                                    01/26/01        6,000    $  4,500.00

Issuance of 1,000 restricted shares at $0.75 per share - Restaurant Manager
   at Health Express                                                                      01/26/01        1,000    $    750.00

Issuance of 500 restricted shares at $0.75 per share - Restaurant Manager
   at Health Express                                                                      01/26/01          500    $    375.00

Issuance of 6,000 restricted shares at $0.75 per share for - Bruno Sartori                01/26/01        6,000    $  4,500.00

Conversion of 57,200 warrants at $0.35 per share by accredited investors,
    unaffiliated to Health Express                                                        01/30/01       57,200    $ 20,020.00

Options exercised - 7,634 shares at $1.31 per share to Bruno Sartori                      01/31/01        7,634    $ 10,000.54

Conversion of 28,600 warrants at $0.35 per share by accredited investors,
    unaffiliated to Health Express                                                        01/31/01       28,600    $ 10,010.54

Issuance of 29,000 restricted shares at $0.35 per share private placement to
 accredited investors,   unaffiliated to Health Express                                   02/22/01       29,000    $ 10,150.00

Issuance of 500 restricted shares at $0.75 per share to restaurant Manager
   for Health Express                                                                     03/03/01          500    $    375.00


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        SHARES
COMMON STOCK                                                                              DATE          ISSUED       TOTAL($)
----------------------------------------------------------------------------------        ------------  --------  ---------------
----------------------------------------------------------------------------------------------------------------------------------
Issuance of 1,000 restricted shares at $0.75 per share to restaurant Manager
   for Health Express                                                                     03/03/01        1,000    $    750.00

Options exercised - 3,500 shares at $0.35 per share to Douglas Baker                      03/03/01        3,500    $  1,225.00

Conversion of 23,000 warrants at $0.35 per share by accredited investors,
    unaffiliated to Health Express                                                        03/05/01       23,000    $  8,050.00

Options exercised - 3,500 shares at $0.35 per share to Marco D'Alonzo                     03/07/01        3,500    $  1,225.00

Options exercised - 14,500 shares at $0.35 per share to Marco D'Alonzo                    03/20/01       14,500    $  5,075.00

Issuance of 6,000 restricted  shares at $0.75 per share - to unaffiliated
   third  party for Advertising and Marketing Relations                                   03/20/01        6,000    $  4,500.00

Conversion of 14,500 warrants at $0.35 per share by accredited investors,
    unaffiliated to Health Express                                                        03/20/01       14,500    $  5,075.00

Issuance of 40,000 shares of restricted stock at $0.75 per share-Marco D'Alonzo           04/06/01       40,000    $ 30,000.00

Issuance of 40,000 shares of restricted stock at $0.75 per share-Douglas Baker            04/06/01       40,000    $ 30,000.00

Issuance of 20,000 shares of restricted stock at $0.75 per share-Bruno Sartori            04/06/01       20,000    $ 15,000.00

Issuance of 500 restricted shares at $0.75 per share to restaurant Manager
   for Health Express                                                                     04/06/01          500    $    375.00

Issuance of 1,000 restricted shares at $0.75 per share to restaurant Manager
   for Health Express                                                                     04/06/01        1,000    $    750.00

Options exercised - 17,200 shares at $0.35 per share to Marco D'Alonzo                    04/10/01       17,200    $  6,020.00

Issuance of 2,000 shares of restricted share at $0.75 per share-Edward Meyer              04/10/01        2,000    $  1,500.00

Issuance of 6,000 shares of restricted stock at $0.75 per share - to unaffiliated
   third party for Advertising and Marketing Relations                                    04/10/01        6,000    $  4,500.00

Conversion of 17,200 warrants at $0.35 per share by accredited investors,
   unaffiliated to Health Express                                                         04/10/01       17,200    $  6,020.00

Issuance of 1,666,667 shares at $0.60 per share private platement to Rider Insurance
   Company                                                                                05/04/01    1,666,667    $  1,000.00

Issuance of 15,000 restricted shares at $0.75 per share - to unaffiliated third party
   for Advertising and Marketing Relations                                                06/28/01       15,000    $ 11,250.00

Issuance of 37,400 restricted shares at $1.00 per share - For Franchise to Francorp       07/23/01       37,400    $ 37,400.00

Issuance of 2,000 restricted shares at $1.00 per share - to unaffiliated third
   party contractor                                                                       07/23/01        2,000    $  2,000.00

Issuance of 15,000 restricted shares at $1.00 per share - to unaffiliated third
   party Attorney                                                                         11/20/01       15,000    $ 15,000.00

Issuance of 500 restricted shares at $0.25 per share - to employee                        01/24/02          500    $    125.00

Issuance of 2,000 restricted shares at $0.25 per share - to Restaurant Managers           01/24/02        2,000    $    500.00

Issuance of 16,700 restricted shares at $0.25 per share - to Bruno Sartori                01/24/02       16,700    $  4,175.00

Issuance of 1,008,000 restricted stock at $0.25 per share - private offering to accredited investors, unaffiliated with Health Express, and Susan Greenfield,
   who purchased 336,000 shares                                                           02/15/02    1,008,000    $252.000.00

Issuance of 129,000 restricted stock at $0.75 per share - private offering(a)             05/06/02      129,000    $ 96,750.00

Issuance of 24,000 restricted stock at $0.75 per share - private offering(a)              05/13/02       24,000    $ 18,000.00

Issuance of 16,000 restricted stock at $0.75 per share - private offering(a)              05/20/02       16,000    $ 12,000.00

Issuance of 25,000 restricted stock at $1.50 per share - Bruno Sartori                    05/28/02       25,000    $ 37,500.00

Issuance of 25,000 restricted stock at $1.50 per share - to employee                      05/28/02       25,000    $ 37,500.00

Issuance of 96,000 restricted stock at $0.75 per share - private offering(a)              06/03/02       96,000    $ 72,000.00

Issuance of 64,000 restricted stock at $0.75 per share - private offering(a)              06/21/02       64,000    $ 48,000.00

Issuance of 16,000 restricted stock at $0.75 per share - private offering(a)              07/10/02       16,000    $ 12,000.00

Issuance of 300,000 restricted stock at $0.35 per share - private offering(b)             09/06/02      300,000    $105,000.00

Issuance of 142,858 restricted stock at $0.35 per share - private offering(b)             10/18/02      142,858    $ 50,000.00

                                       11

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                        SHARES
COMMON STOCK                                                                              DATE          ISSUED       TOTAL($)
----------------------------------------------------------------------------------        ------------  --------  ---------------
----------------------------------------------------------------------------------------------------------------------------------
Issuance of 200,000 restricted stock at $0.35 per share - private offering(b)             10/23/02      200,000    $ 70,000.00

Issuance of 5,000 restricted stock at $0.35 per share - interest expense to Daniel
   Sartori trust, Bruno Sartori trustee                                                   11/21/02        5,000    $  1,750.00

Issuance of 25,000 restricted stock at $0.35 per share -  to Bruno Sartori                12/05/02       25,000    $  8,750.00

Issuance of 10,000 restricted stock at $0.35 per share - to Patricia Durante              12/05/02       10,000    $  3,500.00





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





          On January 17, 2003, Health Express sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible at the Cornell Capital Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, Health Express has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. In accordance with applicable accounting standards for such issuances, Health Express will record a charge of $62,500 upon the issuance of the convertible debentures to account for the imbedded beneficial conversion feature. In addition, Health Express will record other charges, as follows: $37,500 in professional fees, $20,000 in commissions, and $75,000 for the Equity Line of Credit commitment fee. The amounts were withheld from the proceeds of the debenture at closing. Health Express has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, Cornell Partners shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed by Health Express with an exercise price equal to 120% of the closing bid price of the common stock on the closing date.

          On March 13, 2003, Health Express entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. This agreement also terminated an Equity Line of Credit Agreement dated January 16, 2003, with substantially identical terms except that the January agreement contained an impermissible condition relating to the requirement that an active bid exist for Health Express to make draws under the Equity Line of Credit. In addition, the warrant in the January agreement was terminated. The March 2003 agreement eliminated the impermissible condition. Under the March agreement, Health Express may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, Health Express will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 95% of, or a 5% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice Health Express shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners is entitled to a one-time commitment fee of $90,000, of which $75,000 has been paid in cash on January 23, 2003, from the proceeds of the convertible debentures and the balance will be paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. The net effect of the 5% discount at the 5% retainage is that Cornell Capital will pay 90.25% of the applicable closing bid price. In addition, Health Express entered into a placement agent agreement with TN
Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express will pay a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on Health Express' stock price on January 24, 2003.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

          The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements, and the Notes thereto included herein. The information contained below includes statements of Health Express' or management's beliefs, expectations, hopes, goals and plans that, if not historical, are forward-looking statements subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. For a discussion on forward-looking statements, see the information set forth in the Introductory Note to this Annual Report under the caption "Forward Looking Statements", which information is incorporated herein by reference.

DISCONTINUED OPERATIONS AND RESTATEMENT OF CERTAIN ITEMS ON HEALTH EXPRESS' FINANCIAL STATEMENTS

          In response to the filings of a Form SB-2 Registration Statement on April 4, 2003, the SEC has requested that Health Express' financial statements be restated to account for the closure of the Fort Lauderdale restaurant in September 2002 as "discontinued operations" beginning with the period ended
September 29, 2002, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144. The result of the application of SFAS No. 144 is to consolidate a significant portion of Health Express' operations, assets and liabilities into "discontinued operations" beginning with the three month period ended September 29, 2002. This change effects the comparison between the year ended December 29, 2002 to the year ended December 30, 2001, as Health Express will no longer show revenues or costs from the operation of the Fort Lauderdale restaurant in continuing operations. Quantitatively, the net loss and stockholders' equity for Health Express will not change from what has been previously reported. As of result of these changes from applying SFAS No. 144, Health Express has restructured the following descriptions of its results of operations to reflect the restatement of its financial statements for its fiscal 2002 and 2001 year ends.

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

RESULTS OF OPERATIONS

          FOR THE YEAR ENDED DECEMBER 29, 2002, COMPARED TO THE YEAR ENDED DECEMBER 30, 2001

          REVENUES

          Health Express reported net revenues of $470,059 and $0 for the years ended December 29, 2002 and 2001, respectively. This increase in net revenues of $470,059 was primarily attributable to sales at Health Express' new Boca Raton, Florida restaurant, which opened June 24, 2002 and the reclassification of the Fort Lauderdale restaurant as discontinued operations. Accordingly, the comparison between the two years is not indicative of growth in our operations. The sales at Health Express' Fort Lauderdale, Florida restaurant decreased over the comparable period in the prior year. On September 23, 2002, Health Express sold the restaurant equipment and supplies of its Fort Lauderdale, Florida restaurant to an unrelated party. As a result, Health Express currently has one restaurant location: the Boca Raton, Florida restaurant. On February 20, 2003, Health Express sold its first franchise location to one of Health Express' directors. The franchisee has identified a location and is finalizing the lease.


         COST OF COMPANY RESTAURANT SALES

          Health Express reported cost of company restaurant sales of $616,546, or 131% of net revenues, for the year ended December 29, 2002. In the comparable period in the prior year, Health Express reported cost of sales of $105,156. This increase in cost of company restaurant sales of $511,390 was primarily attributable to cost of company restaurant sales at Health Express' new Boca Raton, Florida restaurant, which opened June 24, 2002, and the reclassification of the Fort Lauderdale restaurant as discontinued operations. Accordingly, the comparison between the two years is not indicative of a manifest change in our cost of company restaurant sales. Cost of sales consists primarily of food and paper costs, labor and occupancy costs.


            -------------------------------------------------------------------------------
               EXPENSES                                        2002              2001
            --------------------------------------------  ---------------  ----------------
            -------------------------------------------------------------------------------
            Food and paper                                $       171,097  $            --
            Labor                                                 196,976               --
            Occupancy                                              68,562               --
            Marketing                                              33,643               --
            Repairs                                                 8,722               --
            Pre-Opening expenses                                   98,136          105,156
            Other                                                  39,410               --

          The increase in these expenses was primarily attributable to the expenses associated with opening the Boca Raton, Florida restaurant in June 2002. Health Express hired 10 full-time and 10 part-time employees in connection with the Boca Raton, Florida restaurant, which primarily accounted for the increase in labor expenses. Health Express entered into a five-year lease on May 15, 2002 for the Boca Raton, Florida restaurant, accounting for significantly all of the increase in occupancy expenses.

          OTHER EXPENSES

          Other expenses consisted of the following expenses:

            -------------------------------------------------------------------------------
               EXPENSES                                        2002              2001
            --------------------------------------------  ---------------  ----------------
            -------------------------------------------------------------------------------
            Compensation                                  $       182,996  $         476,355
            Compensatory Stock and Options                        138,597            269,875
            Depreciation                                           65,026                625
            General and Administrative                            305,183            259,486



         Compensation expense decreased by $293,359 to $182,996 in the year ended December 29, 2002 from $476,355 in the comparable period in the prior year. This decrease was primarily attributable to decreased corporate salaries due to necessary cost cutting. Stock and option expense decreased to $138,597 in the year ended December 29, 2002 from $269,875 in the comparable period in the prior year. This decrease of $131,278 was primarily attributable to management's decision to not issue as much stock compensation in 2002 compared to 2001. Depreciation expense increased by $64,401 to $65,026 from $625 in the comparable period in the prior year. This increase was primarily attributable to a full year of depreciation for the Boca Raton restaurant reduced by closing of the Fort Lauderdale restaurant. General and administrative expenses increased to $305,183 in the year ended December 29, 2002 from $259,486 in the comparable period in the prior year. This increase of $45,697 was primarily attributable to increased insurance and professional fees in 2002. General and administrative expenses consisted primarily of the following expenses: professional fees, advertising and insurance.

         NET LOSS

         Health Express reported a consolidated net loss of $1,069,054 or $(0.11) per basic and diluted common share for the year ended December 29, 2002, compared to a loss of $1,375,776 or $(0.17) per basic and diluted common share for the year ended December 30, 2001. Health Express began restaurant operations on April 10, 2000 and reported revenues in 2002 of $470,059 compared to revenues for 2001 of $0. Restaurant operations reported a total loss of $146,487 for 2002 compared to $105,156 for 2001. The Fort Lauderdale restaurant is shown as discontinued operations on the financial statements. The increase in the loss is attributed to higher food and labor costs (see Restaurant Operations below). Non-cash expenses, principally stock, warrants and stock options compensation are included in the consolidated loss for the year 2002 and 2001. The following summary sets forth cash and non-cash expenses for the year 2002 and 2001.



            -------------------------------------------------------------------------------
                                                               2002              2001
            --------------------------------------------  ---------------  ----------------
            -------------------------------------------------------------------------------
            Restaurant revenues                           $       470,059  $             --
            Food, labor, controllable and other
               restaurant expenses                                616,546           (105,156)
                                                          ---------------  -----------------
            Loss from restaurant operations                     (146,487)           (105,156)

            Other cash expense:
            General and administrative                           486,820            (357,643)
            Franchise operations                                  (7,758)            (66,000)

            Discontinued operations, including the loss on
            the disposal of property & equipment in 2002        (222,794)            266,702

            Non-cash expenses:
               Depreciation                                      (65,026)               (625)
               Stock and stock options compensation             (140,169)           (502,250)
               Franchise operations-stock compensation                --             (77,400)
                                                          --------------   ------------------
            Consolidated Loss                             $   (1,069,054)  $      (1,375,776)
                                                          ===============  ==================

RESTAURANT OPERATIONS

         Restaurant operations reported sales, food, beverage and paper costs, labor, and controllable and other expenses for the year 2002 and 2001 as follows:


                                                                  2002                 %                2001              %
                                                             ----------------  -----------------  ----------------  ------------
Sales                                                       $        470,059                      $             --
Food, beverage & paper cost                                          171,097                 36%                --             0%
Labor                                                                196,976                 42%                --             0%
Controllable and other expenses                                      248,473                 53%           105,156             0%
                                                             ----------------                     ----------------
Loss from restaurant operations                             $       (146,487)                     $       (105,156)
                                                            ================                      ================

         Restaurant operations for 2002 reported the following on a quarterly basis:

                                              FOURTH               THIRD             SECOND             FIRST            TOTAL
                                   -----------------       -------------     --------------   ---------------     ------------
---------------------------------------------------------------------------------------------------------------------------------
Sales                              $         206,538       $     250,455     $       13,066   $            --     $     470,059
Food & paper cost                             72,933              94,488              3,676                --           171,097
%                                                 35%                 38%                28%                0%               --
Labor                                         72,884             118,492              5,600                --                --
%                                                 35%                 47%                43%                0%          196,976
Controllable & other                          92,438              47,412             69,868            38,755           248,473
%                                                 45%                 59%                62%                0%               --
                                   -----------------       -------------     --------------   ---------------     -------------
Loss from restaurant operations    $         (31,717)      $      (9,937)    $      (66,078)  $       (38,755)    $    (146,487)
                                   =================       =============     ==============   ===============     =============




DEMOGRAPHICS - CENSUS ANALYSIS

         A study of the demographics of the population based on Florida Census data as reported by the Federal Financial Institutions Examinations Council (FFIEC) for the Boca Raton location reflects the following. The statistics are based on zip code and tract and represent census data from population within the location's zip code or tract.


                               -------------------------------------------------------------
                                                                            BOCA RATON
                                                                        --------------------
                                 INCOME LEVEL                                  UPPER
                               -------------------------------------------------------------
                               2001 Median Family Income                $            90,024
                               Tract Population                                       4,572
                               Median age of housing                                      7
                               Minority                                                   7%

         Management   believes   that  Boca  Raton  area   provides   the  ideal
demographics for the restaurant's quality foods.

FRANCHISING OPERATIONS


          On July 10, 2001, Health Express entered into an agreement with Francorp, Inc., a franchise consulting group, to develop and implement a comprehensive franchise program. Under the Franchise Development Agreement, Francorp was paid $60,000 in cash, 37,400 shares of our common stock, and warrants to purchase 38,000 shares of our common stock. The Franchise Development Agreement requires Francorp to complete all of its work within one year. This program provides assistance in various phases including:

          o    Strategic   planning  and  program   structure

          o    Franchise documentation

          o    Franchise operations manuals

          o    Franchise marketing plan

          o    Franchise sales consulting

          o    One year consulting services

          Francorp, with the assistance of Health Express, has completed a review draft of the Operations Manuals and a Recipe and Prep Book. The
Operations Manuals and Recipe and Prep book outline specific operational procedures with recommended guidelines for menu item pricing and labor costs. These recommended guidelines will be strictly implemented at the new Boca Raton restaurant, which will serve as the prototype for future franchisee operations. Health Express began franchising efforts on October 1, 2002.

          The initial expenditure to Francorp was expensed and paid in the fiscal year 2001 to enable Health Express to complete all the necessary documents to enable them to move forward as a franchise operation. Expenses in 2002 were minimal because of the upfront fees paid to Francorp to cover the completion of this project. Because Health Express did not begin selling franchises until October 2002, Health Express did not incur any marketing and advertising expense for that year. Health Express does expect to incur operational, marketing and advertising expenses going forward as the necessary funds become available.

          The franchise marketing program began in earnest in May of 2003, when the Health Express advertised this opportunity on a web based directory known as "Be-The-Boss". The current marketing program provides the opportunity for an interested party to visit Health Express' website, submit an inquiry, and then upon pre-qualification, to receive more specific and detailed information based on their state of residence and level of qualification. Health Express believes that prior industry experience is not required, but is desirable, as the technical skills required to learn the business can be taught during the training period. However, all franchise candidates must possess certain personal qualities such as: service and people oriented, positive can-do attitude, results driven action-oriented, higher than average attention to detail, assertive, with strong communication and planning skills.

          On February 20, 2003, Health Express sold its first franchise to one of Health Express' directors. The franchisee has identified a location and is currently finalizing a lease located in South Florida. The Franchise Agreement was entered into February 14, 2003 between Healthy Express Franchise Company and The Junie Corp. Under the Franchise Agreement, The Junie Corp. has the right to operate one Healthy Bites Grill restaurant, was obligated to pay an initial franchise fee of $30,000 and a grand opening of $5,000 at the time of signing of the agreement, and is obligated to pay continuing fees comprised of a royalty fee of 4% of gross revenue of the restaurant and an advertising fee of 2% of gross revenues of the restaurant.

LIQUIDITY AND CAPITAL RESOURCES

          Health Express' financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Health Express incurred a net loss of $1,069,054 and $1,375,776 for the years ended December 29, 2002 and December 30, 2001, respectively, and has an accumulated deficit of $7,874,684 at December 29, 2002. Management recognizes that Health Express must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Health Express obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Health Express will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

          Health Express is at present meeting its current obligations from its monthly cash flows, which during 2001, 2002 and to date in 2003 has included cash from operations, investor capital, and loans from related parties. However, due to insufficient cash generated from operations, Health Express currently does not internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, Health Express is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed Health Express to meet its obligations in the recent past, there can be no assurances that Health Express' present methods of generating cash flow will be sufficient to meet future obligations. Historically, Health Express has, from time to time, been able to raise additional capital from sales of its capital stock, but there can be no assurances that Health Express will be able to raise additional capital in this manner. Health Express also received $66,660 in short-term financing from three directors of Health Express at various times during 2002. The notes payable bear interest at 5.5% per annum and are payable on June 30, 2003. On March 6, 2003, an additional $25,000 was received from one of the directors of Health Express. The note payable bears interest at 5.5% per annum and is payable on June 30, 2003.

          Health Express received $70,000 in financing from a related party on May 20, 2002. The note was payable on September 20, 2002 and included interest at 5.5% per annum. On November 8, 2002, $50,000 of the note payable, after repayment of $20,000 principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5,000 shares of Health Express' restricted common stock to the note holder. The shares issued were valued at $1,750, and this amount was recorded as interest expense.

          There is no assurance that these individuals would be willing to make such loans in the future, or if such loans were available, that they would be at terms acceptable to Health Express. Management realizes that Health Express must ultimately be able to generate sufficient cash flows from the profitable operation of the business to allow it to successfully sustain itself independent of outside capital and loans. Health Express' 2003 capital raising activities are described below.

          Cash used in operating activities was $642,214 for the year ended December 29, 2002 compared to $707,013 for 2001. The decrease in cash used was due primarily to the decreased loss from continuing operations of $262,814, increased depreciation expense of $64,401 and an increase in accounts payable and accrued liabilities of $101,851, which were partially offset by a decrease in non-cash expenses of $439,481 relating to stock issuance and charges for options and warrants.

          Cash used in investing activities was $398,575 in 2002 compared to $166,885 in 2001. This increase was principally due to the purchase of property and equipment for the Boca Raton restaurant of $518,607, which was partially offset by the sale of restaurant assets of $120,000 (which was the Fort Lauderdale, Florida restaurant). Cash provided by financing activities was $852,410 during fiscal year 2002 compared to $1,075,897 during the same period in 2001. This decrease was mainly due to higher proceeds from sales of equity securities in 2001.

          The restaurant operations have incurred losses since inception. Management believes that it will require approximately $185,000 in additional capital to fund restaurants operations for the Boca Restaurant. Health Express has currently approximately $7,700 in cash and cash equivalents as of February 28, 2003.

          The original flagship restaurant in Fort Lauderdale, Florida lost approximately $223,000 and $267,000 for the period of December 31, 2001 through September 23, 2002 and the year ending December 30, 2001, respectively.

          The restaurant equipment and supplies were sold on September 23, 2002 to an unaffiliated third party buyer. This restaurant is now reported as discontinued operations in the accompanying financial statements. To raise additional capital, Health Express is seeking additional financing through the sale of debt and/or equity securities. On January 17, 2003, Health Express sold $250,000 convertible debentures to Cornell Capital Partners. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible at Cornell Capital Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, Health Express has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. In accordance with applicable accounting standards for such issuances, Health Express will record a charge of $62,500 upon the issuance of the convertible debentures to account for the imbedded beneficial conversion feature. In addition, Health Express will record other charges, as follows:
$37,500 in professional fees, $20,000 in commissions, and $75,000 for the Equity Line of Credit commitment fee. The amounts were withheld from the proceeds of the debenture at closing. Health Express has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, Cornell Partners shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed by Health Express with an exercise price equal to 120% of the closing bid price of the common stock on the closing date.

          On March 13, 2003, Health Express entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, Health Express may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, Health Express will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 95% of, or a 5% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice Health Express shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners is entitled to a one-time commitment fee of $90,000, of which $75,000 has been paid in cash from the proceeds of the convertible debentures on January 23, 2003, and the balance will be paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5.0% of each advance. The net effect of the 5% discount and the 5% retainage of each advance is that Cornell Capital Partners shall pay 90.25% of the applicable closing bid price for each share of Health Express' common stock. In addition, Health Express entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express will pay a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on Health Express' stock price on January 24, 2003, the date Health Express agreed to engage the placement agent.

          Health Express expects to raise sufficient cash through these means to meet its short-term capital requirements. However, no assurance is given that Health Express will be able to raise sufficient funds to meet long-term capital needs. The Health Express' directors, officers and employees also may provide additional funds by exercising their stock options, however, they are under no obligation to do so and they have made no commitment to exercise. If 2,038,000 outstanding warrants at exercise prices of $1.00 and $2.00, and 3,556,800 options held by the directors are exercised at an exercise price of $0.35, Health Express will receive $2,076,000 and $1,244,880, respectively. However, none of the warrant holders are required to, nor have they committed to, exercise their respective warrants. Health Express may also seek alternative sources of financing, including from more conventional sources such as bank loans and credit lines. However, no assurances can be given that Health Express will be able to meet its needs through the sale of securities or otherwise. Further, the availability of any future financing may not be on terms that are satisfactory to Health Express.

          From time to time, Health Express may evaluate potential acquisitions involving complementary businesses, content, products or technologies. Health Express' future capital requirements will depend on many factors, including growth of Health Express' restaurants business, the success of its franchising operations, economic conditions and other factors including the results of future operations. If Health Express is unable to raise sufficient funds to meet its long-term capital needs, there is a risk that Health Express will be required to cease operations.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following chart sets forth Health Express' contractual obligations and commercial commitments and the time frames for which such commitments and obligations come due.


                                                                    PAYMENTS DUE BY PERIOD
                                 -------------------------------------------------------------------------------------
                                                                            TOTAL
                                 -------------------------------------------------------------------------------------
CONTRACTUAL                       LESS THAN              AFTER
OBLIGATIONS                          TOTAL               1 YEAR            1-3 YEARS         4-5 YEARS          5 YEARS
--------------------------       --------------       ------------       ------------      ------------      ------------
Debenture (1)                    $      250,000       $       --         $    250,000      $       --        $         --
Lease Obligations (2)                   461,293            136,875            283,785            40,633                --
Notes Payable-Related Parties           116,660            116,660               --                --                  --
Employment Contracts (3)                700,000            340,000            180,000           180,000                --
                                 --------------       -----------        -----------       ------------      ------------
Total Contractual Cash
  Obligations                    $    1,527,953       $    593,535       $    713,735      $    220,633      $         --
                                 ==============       ============       ============      ============      ============

(1) Long Term Debt Obligations include principal amount of $250,000 debenture, excluding interest and assuming denture is redeemed in cash rather than through the issuance of common stock.

(2) Health Express leased two properties; one in Deerfield Beach, Florida, for administrative offices and one in Boca Raton, Florida, for its restaurant operations. These amounts represent the future minimum lease payments due under these leases. Health Express is also the guarantor of a lease located in Fort Lauderdale, Florida. This lease related to Health Express' former restaurant location that was sold in September 2002. Health Express will remain a guarantor until January 31, 2004, and Health Express' maximum contingent obligation under the guarantee is $70, 650 as of December 29, 2002.

(3) These represent the minimum contractual obligations to Messrs. Baker, D'Alonzo and Nevin under their current employment agreements.


CURRENT ACCOUNTING PRONOUNCEMENTS


          In August 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of long-lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS No. 144 did not have an immediate impact on Health Express' financial statements; however, as described in Note 10 to the financial statements, Health Express disposed of a component in September 2002 and has accounted for the disposal under the applicable provisions of SFAS No. 144.


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

ITEM 7. FINANCIAL STATEMENTS


          The consolidated financial statements of Health Express required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE



          There were no changes in accountants or any disagreements with our accountants on accounting and financial disclosures.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          As of March 11, 2003, the directors and executive officers of Health Express, their age, positions in Health Express, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:



---------------------------------------------------------------------------------------------------------------------
NAME OF DIRECTOR/
  EXECUTIVE OFFICER                   AGE            POSITION                               PERIOD SERVED
---------------------------------   --------         ----------------------------------    --------------------------
---------------------------------------------------------------------------------------------------------------------
Douglas Baker                          40             Director and Chief Executive         July 2, 1998 to date
                                                        Officer
Raymond W. Nevin                       56             President                            February 3, 2003 to date

Marco D'Alonzo                         37             Director, Secretary and Chief        July 2, 1998 to date
                                                        Operating Officer

Susan Greenfield                       38             Director                             May 7,2001 to date

Edward Meyer                           45             Director and Audit Committee         June 6, 2000
                                                        Member

Patricia Durante                       42             Chief Financial Officer              February 18, 2003 to date






          There are no family relationships between or among the directors, executive officers or any other person. None of Health Express' directors or executive officers is a director of any company that files reports with the SEC. None of Health Express' directors have been involved in legal proceedings.

         Health Express' directors are elected at the annual meeting of stockholders and hold office until their successors are elected. Health Express' officers are appointed by the Board of Directors and serve at the pleasure of the Board and are subject to employment agreements, if any, approved and ratified by the Board.



DOUGLAS BAKER

          Mr. Baker has more than 10 years of sales experience in the competitive financial service industry. He has been actively involved in the financial public relations industry since 1994. He has been a licensed stockbroker, 220 insurance agent and mortgage broker. From 1994 to 1998 he was Vice President and co-owner with Marco D'Alonzo of First Equity Group, Inc. a financial public relations company, where he was in charge of company operations including cash flow management, budgeting, public relations and human resources. Thereafter, Mr. Baker founded Health Express.

MARCO D'ALONZO

          Mr. D'Alonzo is experienced in corporate, financial and business affairs. He has owned and operated two financial related businesses. From 1994 to 1998 he was also co-owner with Mr. Baker of First Equity Group, Inc., where he acted as President, with duties including marketing, business development and client relations. Thereafter, Mr. D'Alonzo founded Health Express.

RAYMOND W. NEVIN

          Mr. Nevin has more than 30 years of senior leadership experience in the restaurant industry, with an emphasis on growth management. From July 1988 to May 1992, he served as president and CEO of Damon's The Place for Ribs. Mr. Nevin grew Damon's from $38 million to over $100 million in 4 years. From August 1992 to January 2002, he served as president and COO of Pizza U.S.A. Management. Mr. Nevin managed operations and national growth, implemented numerous operational improvements, and initiated the franchise program. From February 2002 to January 2003, he served as V.P. of Sales for TurboChef Technologies, Inc., a manufacturer of high speed commercial cooking equipment; Mr. Nevin managed senior level consultative selling. Mr. Nevin joined Health Express initially as a consultant, and was appointed president in February of 2003.

SUSAN  GREENFIELD

          From 1987 to the present, Ms. Greenfield has served as Treasurer of Rider Insurance Company, which specializes and leads the industry in insuring motorcycles within the state of New Jersey. Rider Insurance is a principal shareholder of Health Express. Ms. Greenfield has served on the Board of Trustees for the June Bleiwise Supporting Foundation since 1996. Ms. Greenfield received her Bachelor of Science degree in Education from the University of Miami in 1987.



PATRICIA DURANTE

          Ms. Durante is a Certified Public Accountant with a background in both public and private businesses. Ms. Durante has worked for a large international CPA firm and has owned her own CPA firm. Ms. Durante has also worked as controller for various public companies from 1985 to 1991 when she started her own CPA firm. From 2000 to April 30, 2003, Ms. Durante has worked for Mackenzie Investment Management Inc., a mutual fund company, as Tax and Financial Reporting Manager. Prior to that, from 1991 through 1999, Ms. Durante had her own CPA firm, Patricia M. Durante, CPA, P.A., where she prepared tax returns, financial statements and SEC reporting for several small public companies. Ms. Durante currently devotes an average of approximately 20 hours per week to Health Express.


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


SECTION 16(A) BENEFICIAL OWNERSHIP

          REPORTING COMPLIANCE

          Section 16(a) of the Securities Exchange Act of 1934 and the rules thereunder require Health Express' officers and directors, and persons who beneficially own more than ten percent of a registered class of Health Express' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish Health Express with copies.

          Based on its reviews of the copies of the Section 16(a) forms received by it, or written representations from certain reporting persons, Health Express believes that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with and filed timely.

ITEM 10.  EXECUTIVE COMPENSATION

          The following table sets forth, for the fiscal year ended December 29, 2002 and December 30, 2001 and 2000 certain information regarding the compensation earned by Health Express' Chief Executive Officer and each of Health Express' most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2002 exceeds $100,000, (the "Named Executive Officers"), with respect to services rendered by such persons to Health Express and its subsidiaries.

                                            SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------
                                                ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                      ----------------------------------------  ------------------------------------------
NAME AND PRINCIPAL                                                     OTHER     RESTRICTED STOCK UNDERLYING       OTHER
  POSITION                  YEAR         SALARY          BONUS     COMPENSATION       AWARDS       OPTIONS     COMPENSATION
-------------------       -------     -------------    --------   -------------  --------------  ------------  ------------
----------------------------------------------------------------------------------------------------------------------------
Douglas Baker,              2002            $28,014        none            none            none            none         none
CEO and                     2001            $18,955        none            none        $105,000            none         none
President                   2000               none        none        $ 19,129            none            none         none
----------------------------------------------------------------------------------------------------------------------------
Marco D'Alonzo,             2002            $28,335        none            none            none            none         none
COO and                     2001            $18,553        none            none        $ 30,000            none         none
Secretary                   2000               none        none        $ 15,918            none            none         none
----------------------------------------------------------------------------------------------------------------------------
Bruno Sartori,              2002            $   500        none            none        $ 50,425            none         none
CFO(1)                      2001            $16,596        none            none        $ 90,000            none         none
                            2000               none        none        $ 38,025        $ 55,250         150,000         none
----------------------------------------------------------------------------------------------------------------------------
David Maltrotti,            2000               none        none        $  7,050        $ 12,500            none         none
Executive(2)                1999               none        none        $ 22,180        $ 12,000         200,000         none
Vice-President
----------------------------------------------------------------------------------------------------------------------------
Russ Lo Bello(3)            2002            $20,000        none            none            none            none         none
President




(1) Mr. Sartori's employment agreement expired on August 31, 2002. The exercise period for the balance of 142,366 unexercised options to purchase shares of Health Express' common stock was extended to expire on August 31, 2007, unless sooner exercised in accordance with their terms.

(2) Mr. David Maltrotti's services with Health Express terminated effective June 30, 2000. The options to purchase 200,000 shares of Health Express common stock were canceled as of the date of termination.

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


-------------------------------------------------------------------------------------------------------------------------------
                                                                     INDIVIDUAL GRANTS
                                                                       % OF TOTAL
                                                       NUMBER            OPTIONS
                                                    OF SECURITIES        GRANTED
                                                     UNDERLYING        TO EMPLOYEES
                                    YEAR OF            OPTIONS         IN CALENDAR       EXERCISE PRICE         EXPIRATION
NAME                                 GRANT             GRANTED             YEAR             ($/Sh)(1)               DATE
--------------------------     ---------------     ---------------   ---------------     ---------------       --------------
Douglas Baker                             1999           2,000,000             47.62              $0.35                   (2)
Marco D'Alonzo                            1999           2,000,000             47.62              $0.35                   (2)
Bruno Sartori                             2000             150,000             65.22              $1.31                   (3)

(1)       The exercise price is to be paid in cash.

(2) The options are exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options;(ii) he is no longer employed by Health Express; and (iii) the expiration of ten years from the date of grant.

(3) The options, as originally issued, were exercisable in whole or in part at any time until the earlier to occur of (i) the exercise of all options: (ii) he is no longer employed by Health Express; and (iii) the expiration of the two years and three months from the date of the grant. The exercise period for the unexercised options was extended by the Board to expire on August 31, 2007, and the employment requirement waived.

FISCAL YEAR-END OPTION VALUES

          The following table sets forth information regarding each exercise of stock options and the value realized and the number and values of unexercised options held by each of the Named Executive Officers as of December 29, 2002.


----------------------------------------------------------------------------------------------------------------------------------
                                                                    NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED                     IN-THE-MONEY
                          SHARES                                      OPTIONS AT 12/29/02                   OPTIONS AT 12/29/02
                         ACQUIRED            VALUE         ---------------------------------------  ------------------------------
NAME                    ON EXERCISE         REALIZED          EXERCISABLE         UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
------------------   -----------------   --------------    ------------------  -------------------  --------------- ---------------

Douglas  Baker            160,000            $56,000            1,840,000            -0-(1)            $1,380,000            -0-

Marco D'Alonzo            283,200            $99,120            1,716,800            -0-(1)            $1,287,600            -0-

Bruno Sartori               7,634               none              142,366            -0-(2)                   -0-            -0-




(1) Equal to the fair market value of securities underlying the option at the fiscal year end ($1.10) minus the exercise price ($ 0.35) payable for those securities.

(2) No value is recognized on outstanding options exercisable at 12/31/00 because the value of the underlying securities $1.10 per share of common stock is greater than the exercise price for those securities ($1.31)

As of December 29, 2002, Health Express has not entered into any Long-Term Incentive Plan Awards since inception.

COMPENSATION OF DIRECTORS

          During the year 2001, Health Express issued 2,000 shares of its common stock to Edward Meyer as compensation for services as a director. Health Express did not issue any shares of common stock as compensation to any director in 2002.

EMPLOYMENT AGREEMENTS


          On December 6, 2002, Health Express entered into employment agreements with Douglas Baker and Marco D'Alonzo for a one-year term expiring on December 5, 2003. Unless either party shall give to the other written notice of termination on or before October 31, 2003, the term of this Agreement shall, on December 6, 2003, be extended for a period of one year, commencing as of December 6, 2003 and expiring on December 5, 2004. The salaries for both officers will be equal to an annual amount of $125,000 and will be accrued if Health Express is unable to pay any or all of the salary.

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

          On February 3, 2003, Health Express entered into an employment agreement with Raymond Nevin as its President, after a 90 day probationary period, for a period of five (5) years from the date of the agreement. The initial salary will be at an annual amount of $90,000 and will increase to an annual amount of $110,000 after the sale of three (3) Healthy Bites Grill Franchises. Mr. Nevin will also be granted cash and stock bonuses based on achieving certain milestones as spelled out in the employment agreement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


----------------------------------------------------------------------------------------------------------------------------------
                                           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
----------------------------------------------------------------------------------------------------------------------------------
                                                                      AMOUNT AND
                                                                      NATURE OF
                                  NAME AND                            BENEFICIAL              PERCENTAGE OF
TITLE OF CLASS            ADDRESS OF BENEFICIAL OWNER                 OWNERSHIP                CLASS (4)
------------------------  ----------------------------------------  -----------------      --------------------
----------------------------------------------------------------------------------------------------------------------------------
Common                     Douglas Baker                               4,024,420(1)                      38.8 %
                           5206 NW  28 St.
                           Margate, Florida 33063

Common                     Marco D'Alonzo                              3,616,393(1)                      34.9 %
                           4892 N. Citation Drive, No. 106
                           Delray Beach, Florida 33445

Common                     Rider Insurance Company                     3,666,667(2)                      35.3 %
                           120 Mountain Avenue
                           Springfield, New Jersey 07081

Common                     Cornell Capital Partners, Ltd.                625,000(3)                       5.30%
                           101 Hudson Street-Suite 3606
                           Jersey City, NJ 07302



----------------------------------------------------------------------------------------------------------------------------------
                                               SECURITY  OWNERSHIP OF MANAGEMENT
----------------------------------------------------------------------------------------------------------------------------------
                                                                      AMOUNT AND
                                                                      NATURE OF
                                  NAME AND                            BENEFICIAL              PERCENTAGE OF
TITLE OF CLASS            ADDRESS OF BENEFICIAL OWNER                 OWNERSHIP                CLASS (4)
------------------------  ----------------------------------------  -----------------      --------------------
----------------------------------------------------------------------------------------------------------------------------------
Common                     Douglas Baker                               4,024,420(1)                       38.8%
                           5206 NW  28 St.
                           Margate, Florida 33063

Common                     Marco D'Alonzo                              3,616,393(1)                       34.9%
                           4892 N. Citation Drive, No. 106
                           Delray Beach, Florida 33445

Common                     Susan Greenfield                              336,000                           3.2%
                           19277 Natures View Court
                           Boca Raton, Florida 33498

Common                     Edward Meyer                                    2,000                             *
                           2809 Embassy Drive
                           West Palm Beach, Florida 33701

Common                     Raymond Nevin                                       0                             *
                           650 Canistel Lane
                           Boca Raton, Florida 33486

Common                     Patricia Durante                               10,000                             *
                           6620 Marbletree Lane
                           Lake Worth Florida 33467

                           ALL OFFICERS AND DIRECTORS
                             AS A GROUP (6) PERSONS                    7,988,813                          77.0%


          The following table sets forth information with respect of the beneficial ownership as of March 11, 2003 for any person who is known to Health Express to be the beneficial owner of more than 5% of Health Express' common stock.

*         Less than 1%

(1) Mr. D'Alonzo and Mr. Baker have options to purchase 1,716,800 and 1,840,000 shares, respectively, of common stock at an exercise price of $0.35 per share. The options are exercisable for a period of ten years from June 15, 1999 and are included in the calculation of ownership in accordance with Rule 13(d) of the Securities Act.

(2) Rider Insurance Company has warrants to purchase 2,000,000 shares of Health Express' common stock at an exercise price of $1.00. The warrants are exercisable for a period of ten years from May 2, 2001.

(3) Consists of 625,000 shares of common stock underlying convertible debentures assuming a conversion price of 80% of $0.50.


(4) Applicable percentage of ownership is based on 10,377,705 shares of common stock outstanding as of March 11, 2003 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 11, 2003 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

         The following table sets forth the securities that have been authorized under equity compensation plans as of December 29, 2002.

------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  NUMBER
                                                                           NUMBER                              OF SECURITIES
                                                                        OF SECURITIES        WEIGHTED-      REMAINING AVAILABLE
                                                                        TO BE ISSUED          AVERAGE       FOR FUTURE ISSUANCE
                                                                       UPON EXERCISE      EXERCISE PRICE       UNDER EQUITY
                                                                       OF OUTSTANDING      OF OUTSTANDING    COMPENSATION PLANS
                                                                          OPTIONS,           OPTIONS,      (EXCLUDING SECURITIES
                                                                        WARRANTS AND       WARRANTS AND          REFLECTED
                                                                           RIGHTS             RIGHTS          IN COLUMN (a))
                                                                    --------------------  ---------------- -------------------
                                                                             (a)                  (b)               (c)
------------------------------------------------------------------  --------------------  ---------------- -------------------
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holders                                 0               --                   0
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved by security holders                     6,082,166           $0.622                   0
                                                                    --------------------  ---------------- -------------------
------------------------------------------------------------------------------------------------------------------------------
TOTAL                                                                          6,082,166               --                   0
                                                                    ====================  ===============  ===================
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          During the past two (2) years, Health Express has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Health Express' Common Stock, except as disclosed in the following paragraphs.

          During the fiscal year 2001 Mr. Baker and Mr. D'Alonzo received as additional compensation 140,000 and 40,000 shares of Health Express' common stock, respectively. Health Express also received $66,660 in short-term financing from three directors of Health Express, Mr. Baker, Mr. D'Alonzo, Ms. Greenfield, at various times during 2002. The notes payable bear interest at 5.5% per annum and are payable on June 30, 2003. On March 6, 2003, an additional $25,000 was received from, Susan Greenfield, one of the directors of Health
Express. The note payable bears interest at 5.5% per annum and is payable on June 30, 2003.

          Health Express received $70,000 in financing from a related party, the Daniel Sartori trust, Bruno Sartori trustee on May 20, 2002. The note was payable on September 20, 2002 and included interest at 5.5% per annum. On November 8, 2002, $50,000 of the note payable, after repayment of $20,000 principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5,000 shares of Health Express' restricted common stock to the note holder. The shares issued were valued at $1,750, and this amount was recorded as interest expense.

          On December 6, 2002, Health Express entered into employment agreements with Douglas Baker and Marco D'Alonzo for a one-year term expiring on December 5, 2003, renewable for a second year. Unless either party shall give to the other written notice of termination on or before October 31, 2003, the term of this Agreement shall, on December 6, 2003, be extended for a period of one year, commencing as of December 6, 2003 and expiring on December 5, 2004. The salaries for both officers will be equal to an annual amount of $125,000 and will be accrued if Health Express is unable to pay any or all of the salary.

          On February 3, 2003, Health Express hired Raymond Nevin to be the new president of Health Express and entered into a five-year employment agreement with him. His initial salary will be $90,000 per year and will increase to an amount of $110,000 after the sale of the first three franchises.

          On February 20, 2003, Health Express sold its first franchise to one of Health Express' directors, Susan Greenfield. The franchisee has identified a location and is currently finalizing a lease located in South Florida. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. The franchise fee paid was $30,000 with an additional $5000 advertising deposit.

          Mr. Bruno Sartori was employed as Health Express' Chief Financial Officer pursuant to an employment agreement entered into on May 30, 2000 that expired on August 31, 2002. He was compensated a total of 66,700 shares of Health Express' Common Stock for the year 2002, 126,000 shares of Health
Express' Common Stock for the year 2001 and 35,000 shares of Health Express' Common Stock for the year 2000. The agreement also granted Mr. Sartori options to acquire 150,000 shares of Health Express' Common Stock at a purchase price of $1.31 per share of which 7,634 were exercised. The exercise period of the remaining 142,366 options was extended in August 2002 until August 31, 2007.

          Health Express did not give anything of value to, or receive anything of value from, any promoter during fiscal year 2002.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K



(a)       DOCUMENTS  FILED AS PART OF THIS  REPORT:

          See Index to Consolidated Financial Statements attached, which are filed as part of this report.

REPORTS ON FORM 8-K

          Current Report on Form 8-K filed on October 9, 2002 pursuant to Item 5 (Other Events) reporting that on September 23, 2002, Health Express sold equipment and supplies that Health Express used at its restaurant in Fort Lauderdale Florida. It also reported that on August 23, 2002, Health Express terminated Russ Lo Bello as President of a subsidiary of Health Express and that on September 4, 2002, Bruno Sartori, Health Express' Chief Financial Officer, confirmed to the Board of Directors that as a result of the expiration of his employment agreement on August 31, 2002, he would no longer be Chief Financial Officer of Health Express effective September 1, 2002.



----------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.
----------------------------------------------------------------------------------------------------------------------------------
2.1                  Articles of Incorporation, as amended                      Incorporated by reference to Exhibit 2 to Form
                                                                                10-SB filed on October 6, 1999

3.1                  By-laws                                                    Incorporated by reference to Exhibit 3(a) to
                                                                                Form 10-SB filed on October 6, 1999

3.2                  Articles of Incorporation of Healthy Bites Grill of        Incorporated by reference to Exhibit 3(b) to Form
                     Boca, Inc.                                                 10-QSB filed on August 13,2001

3.3                  Articles of Incorporation for Health Express               Incorporated by reference to Exhibit 3(b) to Form
                     Franchise Company                                          10-QSB filed on August 13, 2001

4.1                  Warrants for 38,000 shares issued to Francorp, Inc.        Incorporated by reference to Exhibit 4 to Form 10
                                                                                QSB filed on August 13, 2001

4.2                  Warrants for 2,000,000 shares issued to Rider              Incorporated by reference to Exhibit 4 to Form 10
                     Insurance Company                                           OSB filed on August 13, 2001

10.1                 Lease between Health Express USA, Inc. and Saul Strachman  Incorporated by reference to Exhibit 10(a) to
                                                                                Form 10-SB filed on October 6, 1999

10.2                 Lease betwen Healthy Bites Grill of Boca, Inc.             Incorporated by reference to Exhibit 10 to Form
                                                                                10-QSB filed on May 14, 2001

10.3                 Employment agreement of Bruno Sartori                      Incorporated by reference to Exhibit 10 to Form
                                                                                10-QSB on November 14, 2000 and incorporated
                                                                                herein by such reference.

10.4                 Employment Agreement of Douglas Baker                      Incorporated by reference to Exhibit 10.4 to
                                                                                Form 10-KSB filed on March 26, 2003

----------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.
----------------------------------------------------------------------------------------------------------------------------------

10.5                 Employment Agreement of Marco D'Alonzo                     Incorporated by reference to Exhibit 10.5
                                                                                to Form 10-KSB filed on March 26, 2003

10.6                 Employment Agreement of Raymond Neving                     Incorporated by reference to Exhibit 10.6 to
                                                                                Form 10-KSB filed on March 26, 2003

10.7                 Franchise Development Agreement with Francorp, Inc.        Incorporated by reference to Exhibit 10(c) to
                                                                                Form 10-QSB filed on August 13, 2001

10.9                 Franchise Agrement between Health Express                  Incorporated by reference to Exhibit 10.9 to
                                                                                Form 10-KSB filed on March 26, 2003

10.10                Lease between Crown Diversified Industries and             Incorporated by reference to Exhibit 10 to Form
                     Health Express, Inc. dated May 2, 2002                     10-QSB filed on May 15, 2002

10.11                Standard Asset Purchase Contract and Receipt               Incorporated by reference to Exhibit 99.2 to Form
                                                                                8-K filed on October 9, 2002

10.12                Fourth Addendum to Standard Asset Purchase                 Incorporated by reference to Exhibit 99.3 to Form
                                                                                8-K filed on October 9, 2002

10.13                Addendum to Fourth Addendum to Standard Asset              Incorporated by reference to Exhibit 99.4 to Form
                     Purchase Contract and Receipt dated September              8-K filed on October 9, 2002
                     23, 2002

10.14                Agreement between Health Express, Inc. and Roll-A-Round    Incorporated by reference to Exhibit 99.5 to Form
                     Real Roast Beef, Inc. dated September 23, 2002             8-K filed on October 9, 2002

10.15                Lease Amendment and Assignment Agreement                   Incorporated by reference to Exhibit 99.5 to Form
                     dated September 18, 2002                                   8-K filed on October 9, 2002

10.16                Addendum to Lease Amendment and Assignment                 Incorporated by reference to Exhibit 99.7 to Form
                     Agreement dated September 23, 2002                         8K filed on October 9, 2002

10.17                Escrow Agreement dated September 23, 2002                  Incorporated by reference to Exhibit 99.8 to Form
                                                                                8K filed on October 9, 2002

10.19                Equity Line of Credit Agreement dated March 13,            Incorporatd by reference to Exhibit 10.19 to
                     2003 between Health Express and Cornell Capital            Amendment No. 1 to Form 10-KSB filed on April
                     Partners, LP                                                24, 2003

10.20                Registration Rights Agreement dated March 13,              Incorporated by reference to Exhibit 10.20 to
                     2003 between Health Express and Cornell Capital Partners,  Form 10-KSB filed on March 26, 2003

10.21                Escrow Agreement dated March 13, 2003 among                Incorporated by reference to Exhibit 10.20
                     the Registrant, Cornell Capital Partners, LP, Butler       to Form 10-KSB filed on March 26, 2003

10.22                Securities Purchase Agreement dated January 17,            Incorporated by reference to Exhibit 10.20 to Form
                     2003 among Health Express and the Buyers                   Form 10-KSB filed on March 26, 2003


----------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.
----------------------------------------------------------------------------------------------------------------------------------

10.23                Escrow  Agreement dated January   17, 2003 among           Incorporated by reference to Exhibit 10.20 to
                     Health Express, the Buyers and Butler Gonzolaz, LP         to Form 10-KSB filed on March 26, 2003

10.24                Debenture Agreement dated January 17, 2003                 Incorporated by reference to Exhibit 10.20
                     between Health Express and Cornell                         to Form 10-KSB filed on March 26, 2003
                     Capital Partners LP

10.25                Investors Registration Rights Agreement dated              Incorporated by reference to Exhibit 10.20
                     March 13, 2003 between Health Express and the Investors    to Form 10-KSB filed on March 26, 2003

10.26                Placement Agent Agreement dated March 13, 2003 among       Incorporated by reference to Exhibit 10.20
                     Health Express NT Capital Equities, Ltd. and Cornell       to Form 10-KSB filed on March 26, 2003
                     Partners LP

99.1                 Certification by Chief Executive Officer and Chief         Provide herewith
                     Financial Officer pursuant to 18 U.S.C. Section
                     1350, as adopted pursuant to Section 906 of the
                     Sarbanes-Oxley Act of 2002

99.2                 Certification by Chief Executive Officer pursuant          Provided herewith
                     to 15 U.S.C. Section 7241, as adopted pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002


99.3                 Certification by Chief Financial Officer pursuant          Provided herwith
                     to 15 U.S.C. Section 7241, as adopted pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002


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


                              HEALTH EXPRESS USA, INC.

June 20, 2003
                              By:      /s/ Douglas Baker
                                       ------------------------------------
                                       Douglas Baker,
                                       Chief Executive Officer and Director


                              By:      /s/ Patricia Durante
                                       ------------------------------------
                                       Patricia Durante,
                                       Chief Financial Officer
                                       Principal Accounting Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been duly signed by the following persons on behalf of Health Express and in the capacities and on the dates indicated


/s/ MARCO D' ALONZO
---------------------------------------       June 20, 2003
Chief Operating Officer
Secretary and Director



/s/ RAYMOND NEVIN
---------------------------------------       June 20, 2003
President




/s/ EDWARD MEYER
---------------------------------------       June 20, 2003
Director




/s/ SUSAN GREENFIELD
---------------------------------------       June 20, 2003
Director

                              HEALTH EXPRESS, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page(s)
                                                                    ------
Independent Auditor's Report                                          F-2

Consolidated Balance Sheets as of December 29, 2002 and               F-3
 December 30, 2001 (Audited)

Consolidated Statements of Operations for the Years Ended
 December  29, 2002 and December 30, 2001 (Audited)                   F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 29, 2002 and December 30, 2001 (Audited)                    F-5

Consolidated Statements of Stockholders' Equity for the Years
 Ended December 29, 2002 and December 30, 2001 (Audited)              F-6

Notes to Consolidated Financial Statements                       F-7-F-16

                          INDEPENDENT AUDITORS' REPORT

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

As discussed in Note 1 to the financial statements, the Company has restated its 2002 financial statements to correct a mistake in the application of an accounting principle related to the accounting and disclosure for a discontinued operation pursuant to SFAS No. 144.


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants


Pompano Beach, Florida

May 16, 2003

PART II

     Item 7: Financial Statements

                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                     December 29, 2002 and December 30, 2001
                                    Restated



                                                       ASSETS
                                                                                    December 29,         December 30,
                                                                                       2002                 2001
                                                                                 ----------------    ------------------
 CURRENT ASSETS
     Cash and cash equivalents                                                   $          7,564    $          211,169
     Inventory                                                                             18,907                     -
     Prepaid expenses and other                                                             6,188                18,221
     Assets of discontinued operations                                                          -                 9,679
                                                                                 ----------------    ------------------
     TOTAL CURRENT ASSETS                                                                  32,659               239,069

 PROPERTY AND EQUIPMENT, net                                                              567,323               110,172

 DEPOSITS                                                                                  62,478                62,510

 OTHER ASSETS OF DISCONTINUED OPERATIONS                                                        -               221,563
                                                                                 ----------------    ------------------
     TOTAL                                                                       $        662,460    $          633,314
                                                                                 ================    ==================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accounts payable                                                            $        111,906    $            6,547
     Accrued liabilities                                                                   72,655                50,651
     Notes payable - related parties                                                      116,660                     -
     Liabilities of discontinued operations                                                 3,587                19,635
                                                                                 ----------------    ------------------
     TOTAL CURRENT LIABILITIES                                                            304,808                76,833
                                                                                 ----------------    ------------------
 OTHER LIABILITIES OF DISCONTINUED OPERATIONS                                                   -                 5,694
                                                                                 ----------------    ------------------
 STOCKHOLDERS ' EQUITY
 Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
 Common stock, $0.001 par value; 50,000,000 shares authorized
 10,368,181 and 8,550,123 issued and outstanding at December 29, 2002
 and December 30, 2001 respectively                                                        10,368                 8,550
 Additional paid-in capital                                                             8,221,968             7,347,867
 Accumulated deficit                                                                   (7,874,684)           (6,805,630)
                                                                                 ----------------    ------------------
     TOTAL STOCKHOLDERS' EQUITY                                                           357,652               550,787
                                                                                 ----------------    ------------------
     TOTAL                                                                       $        662,460    $          633,314
                                                                                 ================    ==================

                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001
                                    Restated

                                                          Year                              Year
                                                          Ended                             Ended
                                                    December 29, 2002                 December 30, 2001
                                                  ----------------------             ---------------------
REVENUES, net                                     $             470,059              $                  -

COST OF COMPANY RESTAURANT SALES
Food and paper                                                  171,097                                 -
Labor                                                           196,976                                 -
Occupancy                                                        68,562                                 -
Marketing                                                        33,643                                 -
Repairs                                                           8,722                                 -
Pre-opening expenses                                             98,136                           105,156
Other direct costs                                               39,410                                 -
                                                  ---------------------              --------------------
Total Cost of Company Restaurant Sales                          616,546                           105,156
                                                  ---------------------              --------------------
OTHER EXPENSES
Compensation                                                    182,996                           476,355
Compensatory stock and options                                  138,597                           269,875
Depreciation                                                     65,026                               625
General and administrative                                      305,183                           259,486
                                                  ---------------------              --------------------
TOTAL OTHER EXPENSES                                            691,802                         1,006,341
                                                  ---------------------              --------------------
TOTAL EXPENSES                                                1,308,348                         1,111,497
                                                  ---------------------              --------------------
LOSS FROM OPERATIONS                                           (838,289)                       (1,111,497)

OTHER NON-OPERATING INCOME (EXPENSE)
Interest Income                                                     495                             8,474
Interest Expense                                                 (8,466)                           (6,051)
                                                  ---------------------              --------------------
TOTAL OTHER NON-OPERATING (EXPENSE), net                         (7,971)                            2,423

LOSS BEFORE PROVISION
FOR INCOME TAXES                                               (846,260)                       (1,109,074)

PROVISION FOR INCOME TAXES                                            -                                 -
                                                  ---------------------              --------------------
LOSS FROM CONTINUING OPERATIONS                                (846,260)                       (1,109,074)

DISCONTINUED OPERATIONS
Loss from operations of discontinued
  Fort Lauderdale restaurant, net
  of taxes (including loss on disposal
  of $30,970 and $0)                                           (222,794)                         (266,702)
                                                  ---------------------              ---------------------
LOSS ON DISCONTINUED OPERATIONS                                (222,794)                         (266,702)
                                                  ---------------------              --------------------
       NET LOSS                                   $          (1,069,054)             $         (1,375,776)
                                                  =====================              ====================
LOSS PER COMMON SHARE:
From continuing operations, basic and diluted     $               (0.09)             $              (0.14)
                                                  =====================              =====================
From discontinued operations, basic and diluted   $               (0.02)             $              (0.03)
                                                  =====================              ====================
Net loss per common share, basic and diluted      $               (0.11)             $              (0.17)
                                                  =====================              ====================
Weighted average common shares outstanding                    9,576,062                         7,883,566
                                                  =====================              ====================


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001
                                    Restated

                                                                                      Year                      Year
                                                                                      Ended                     Ended
                                                                                December 29, 2002         December 30, 2001
                                                                            -----------------------     ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $            (1,069,054)    $          (1,375,776)
  Loss from discontinued operations                                                         222,794                   266,702
                                                                            -----------------------     ---------------------
  Loss from continuing operations                                                          (846,260)               (1,109,074)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
     Depreciation                                                                            65,026                       625
     Common stock issued for compensation and interest                                       93,800                   309,775
     Charges for stock options and warrants                                                  46,369                   269,875
     Changes in certain assets and liabilities
        Inventory, prepaid expenses and other assets                                        (6,874)                  (18,221)
        Accounts payable and accrued liabilities                                            127,363                    25,512
                                                                            -----------------------     ---------------------
        Net cash used in continuing operations                                             (520,576)                 (521,508)
        Net cash used in discontinued operations                                           (121,638)                 (185,505)
                                                                            -----------------------     ---------------------
        NET CASH USED IN OPERATING ACTIVITIES                                              (642,214)                 (707,013)
                                                                            -----------------------     ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of property and equipment                                                 (518,607)                 (109,236)
        Changes in deposits                                                                      32                   (57,649)
                                                                            -----------------------     ---------------------
            Net cash used in continuing operations                                         (518,575)                 (166,885)
            Net cash provided by discontinued operations                                    120,000                         -
                                                                            -----------------------     ---------------------
            NET CASH USED IN INVESTING ACTIVITIES                                          (398,575)                 (166,885)
                                                                            -----------------------     ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from notes payable - related parties                                       136,660                         -
        Repayment of notes payable - related parties                                        (20,000)                        -
        Net proceeds from issuance of common stock                                          735,750                 1,082,870
                                                                            -----------------------     ---------------------
            Net cash provided by continuing operations                                      852,410                 1,082,870
            Net cash used in discontinued operations                                        (15,226)                   (6,973)
                                                                            -----------------------     ---------------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                       837,184                 1,075,897
                                                                            -----------------------     ---------------------
            NET (DECREASE)  INCREASE IN CASH AND CASH EQUIVALENTS                          (203,606)                  201,999

CASH AND CASH EQUIVALENTS, Beginning of the period                                          211,169                     9,170
                                                                            -----------------------     ---------------------
CASH AND CASH EQUIVALENTS, End of the period                                $                 7,563     $             211,169
                                                                            =======================     =====================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                             $                 5,806     $               6,051
                                                                            =======================     =====================
       Cash paid during the period for income taxes                         $                     -     $                   -
                                                                            =======================     =====================
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:


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


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001


                                                          Common Stock
                                                    -------------------------    Additional
                                                      Shares        at Par         Paid-In    Accumulated
                                                      Issued         Value         Capital      Deficit         Total
                                                    ----------    -----------    -----------  ------------   -----------
STOCKHOLDERS' EQUITY, January 1, 2001                6,467,722    $     6,468    $ 5,687,429  $(5,429,854)   $   264,043

Shares contributed and cancelled                      (200,000)          (200)           200           --             --

Issuance of 29,000 shares of restricted stock
at $0.35 private offering                               29,000             29         10,121           --         10,150

Issuance of 1,666,667 shares of restricted stock
at $0.60 private offering                            1,666,667          1,667        998,333           --      1,000,000

Issuance of 140,500 shares of restricted stock
at $ 0.35 - exercise of warrants                       140,500            140         49,035           --         49,175

Issuance of 46,334 shares of restricted stock-
exercise of options                                     46,334             46         23,499           --         23,545

Issuance of 399,900 shares of restricted
stock for compensation and prizes                      399,900            400        309,375           --        309,775

Additional paid in capital for stock options
and warrants                                               --              --        269,875           --        269,875

Net loss for the year ended December 30, 2001              --              --             --   (1,375,776)    (1,375,776)
                                                    ----------    -----------    -----------  -----------    -----------

STOCKHOLDERS' EQUITY, December 30, 2001              8,550,123          8,550      7,347,867   (6,805,630)       550,787

Issuance of 1,008,000 shares of restricted stock
at $0.25 private offering                            1,008,000          1,008        250,992           --        252,000

Issuance of 345,000 shares of restricted stock
at $0.75 private offering                              345,000            345        258,405           --        258,750

Issuance of 642,858 shares of restricted stock
at $0.35 private offering                              642,858            643        224,357           --        225,000

Shares contributed and cancelled                      (287,000)          (287)           287           --             --

Issuance of 109,200 shares of restricted
stock for compensation and interest                    109,200            109         93,691           --         93,800

Modification of terms of stock options                     --              --         46,369           --         46,369

Net loss for the year ended December 29, 2002              --              --             --   (1,069,054)    (1,069,054)
                                                    ----------    -----------    -----------  -----------    -----------

STOCKHOLDERS' EQUITY, December 29, 2002             10,368,181    $    10,368    $ 8,221,968  $(7,874,684)   $   357,652
                                                    ==========    ===========    ===========  ===========    ===========




                 See notes to consolidated financial statements

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 29, 2002 AND DECEMBER 30, 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

Health Express USA, Inc. was incorporated in the State of Florida on July 2, 1998. Its wholly owned subsidiaries, organized in Florida, are Healthy Bites Grill, Inc., which was incorporated on January 26, 1999 and Healthy Bites Grill of Boca, Inc. and Health Express Franchise Company, which were incorporated on May 7, 2001. The consolidated financial statements are presented following the elimination of any inter-company balances and transactions. Health Express USA, Inc. and its subsidiaries are collectively referred to herein as the "Company" or "Health Express". The Company is primarily engaged in operating a gourmet, fast-food health and nutrition restaurant, which began operations in Fort Lauderdale, Florida on April 10, 2000 through its wholly owned subsidiary, Healthy Bites Grill, Inc. The Fort Lauderdale restaurant equipment and supplies were sold on September 23, 2002. The Fort Lauderdale restaurant is reported as discontinued operations on the financial statements. On June 24, 2002, the Company began operations at a second restaurant in Boca Raton, Florida through its wholly owned subsidiary, Healthy Bites Grill of Boca, Inc. The Company plans to expand through franchising. Franchise operations will be conducted through its wholly owned subsidiary, Health Express Franchise Company. The financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America.

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

REVENUE RECOGNITION

Revenue from restaurant sales is recognized at the time of the transaction with the customer, and since all sales are for cash or by credit cards, there are no trade receivables. Revenues are shown net of customer discounts or allowances taken at the time of the sale. Once franchise activities begin, the Company will record revenues from franchise activities in accordance with applicable accounting standards for franchisors.

INVENTORY

Inventory, consisting of food, beverages and supplies, is carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory of paper products held in storage by a supplier is stated at cost on a specific identification basis.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to five years. Expenditures for routine maintenance and repairs are charged to expense as incurred.

ADVERTISING

The Company expenses advertising costs to operations in the year incurred. Advertising expense was $33,643 and $0 for the years ended December 29, 2002 and December 30, 2001, respectively.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of long-lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of the Disposal of a Segment Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS No. 144 did not have an immediate impact on the Company's financial statements; however, as described in Note 10 to the financial statements, the Company disposed of a component in September 2002 and has accounted for the disposal under the applicable provisions of SFAS No. 144.

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

RESTATEMENT

The Company has restated its 2002 financial statements to correct a mistake in the application of an accounting principle related to the accounting and disclosure for a discontinued operation pursuant to SFAS No. 144. As a result of a comment letter issued by the Securities and Exchange Commission on May 2, 2003, the Company has restated its 2002 annual and third quarter interim financial statements to reflect the closure of the Fort Lauderdale restaurant in September 2002 as a discontinued operation. The SEC has determined that the discontinued operations provisions included in SFAS No. 144 must be applied to the closing of the Fort Lauderdale restaurant. The Company had previously accounted for the closure of the Fort Lauderdale restaurant as part of the process of relocating to the new Boca Raton facility, and therefore included its activities in continuing operations. The financial statement impact of the application of the restatement is to reclassify and consolidate a significant portion of the Company's operations, assets and liabilities beginning with the interim period ended September 29, 2002. The Company's net loss, the related per share amounts, and stockholders' equity will not change from what was previously reported.

OTHER

Certain 2001 amounts have been reclassified to conform to the presentation used for the 2002 financial statements. The Company's interim accounting periods end on the last Sunday of each calendar quarter, and the fiscal year ends on the last Sunday in December.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 29, 2002 and December 30, 2001:

                                                                           2002                  2001
                                                                     ---------------        ---------------
              Construction costs and leasehold improvements          $       486,521        $       107,721
                 - restaurants
              Restaurant equipment                                           143,243                   --
              Office equipment                                                 3,536                  3,402
                                                                     ---------------        ---------------
              Total cost                                                     633,300                111,123
              Less: Accumulated Depreciation                                  65,977                    951
                                                                     ---------------        ---------------
              Property and equipment, net                            $       567,323        $       110,172
                                                                     ===============        ===============






Depreciation expense (including amortization of leases) totaled $65,026 and $625 for the years ended December 29, 2002 and December 30, 2001, respectively. No depreciation expense was recorded in 2001 for construction costs incurred for the Boca Raton restaurant since it had not yet started operations.

NOTE 3 - CAPITAL LEASE OBLIGATIONS

The Company acquired certain restaurant equipment under the provisions of various long-term leases and has capitalized the minimum lease payments. The equipment was returned and the lease terminated after the sale of the Fort Lauderdale restaurant equipment and supplies on September 23, 2002. As of December 29, 2002 and December 30, 2001 the leased property has a recorded cost of $0 and $27,001, respectively. Depreciation expense in the amount of $6,575 and $9,000 was recorded in the period from December 31, 2001 through September 23, 2002 and for the year ended December 30, 2001, respectively. All of these
amounts  have  been   reclassified   to  discontinued   operations.

NOTE  4  - STOCKHOLDERS' EQUITY

PREFERRED STOCK

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

ISSUANCE OF COMMON STOCK

During the year ended December 30, 2001, the Company sold 1,882,501 shares of common stock thorough private offerings and the exercise of warrants and stock options that resulted in net proceeds of $1,082,870 and issued 399,900 shares of restricted stock for compensation and prizes. Management of the Company placed a value of $309,775 on the shares issued, and recorded a corresponding compensation charge, which was the fair value of the restricted shares at issuance.

During the year ended December 30, 2001 Mr. Marco D'Alonzo, a director and officer, made a contribution to the Company of 200,000 shares of common stock.

During the year ended December 29, 2002, the Company sold 1,995,858 shares of common stock thorough private offerings that resulted in net proceeds of $735,750. The Company issued 345,000 stock purchase warrants pursuant to an offering for sale to accredited investors under Regulation D of the Securities Act of up to 250 units at $6,000 per unit. The offering was terminated on July 17, 2002. Additionally, the Company issued 104,200 shares of restricted stock for compensation placing a value of $92,050 on the shares issued and recording a compensation charge for the same amount. The value was the fair value of the restricted shares at issuance. The Company issued 5,000 shares as consideration to a note holder for extending the note's maturity date. Management of the Company placed a value of $1,750 on the shares issued and recorded this amount as interest expense. The value was the fair value of the restricted shares at issuance. During 2002, there were 287,000 shares of common stock contributed and cancelled by the Company.

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

OTHER WARRANTS

On July 31, 2001 the Company issued warrants to Francorp, Inc. for the purchase of 38,000 shares of the Company's common stock at an exercise price of $2.00 per share resulting in a warrant charge of $40,000. These warrants were immediately exercisable and non-forfeitable upon issuance, and were valued following the applicable provisions of SFAS No. 123. The exercise period of the warrants expires on July 31, 2006. See Note 7, Commitments and Contingencies - Other Agreements.

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

During the year ended December 29, 2002, the Company modified the expiration date of 142,366 stock options by extending the expiration date from August 31, 2002 to August 31, 2007. In accordance with SFAS No. 123, the modification of these stock options resulted in compensation expense of $46,368. The fair value impact for the modification of these options was estimated at the modification of grant using a Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 3.0%, zero dividend yield, volatility of 98% and a weighted average expected life of the options of five years.

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

STOCK  OPTION  -  SUMMARY

The following table represents the Company's stock option activity for the years ended December 29, 2002 and December 30, 2001:



                                 OPTIONED SHARES
                         WEIGHTED AVERAGE EXERCISE PRICE


                                                                                         WEIGHTED
                                                            OPTIONED                     AVERAGE
                                                              SHARES                 EXERCISE   PRICE
                                                         ---------------             ------------------
          Options outstanding at January 1, 2001               3,795,500             $             0.39

            Granted during 2001                                  200,000             $             2.00
            Exercised during 2001                                (46,334)            $             0.51
                                                         ---------------             ------------------

          Options outstanding at December 30, 2001             3,949,166             $             0.47

            Forfeited during 2002                               (250,000)            $            (1.71)
                                                         ---------------             ------------------

          Options outstanding at December 29, 2002             3,699,166             $             0.39
                                                         ===============             ==================

At December 29, 2002, all of the outstanding options are currently exercisable. Of this total, 142,366 options are exercisable at $1.31 each through August 31, 2007, and the balance at $0.35 each through June 14, 2009.

NOTE 5 - INCOME TAXES

A summary of the provision for income taxes for the period ended December 29, 2002 and December 30, 2001 is as follows:


                                                 2002                         2001
                                           ----------------            ------------------
         Currently payable                 $             --            $               --
         Deferred benefit                           404,300                       550,100
         less: Valuation allowance                 (404,300)                     (550,100)
                                           ----------------            -------------------
              Provision for income         $            --             $               --
                                           ================            ==================

The deferred benefit, prior to the reduction for the valuation allowance, differs from the amount computed using the federal tax rate primarily due to the effects of state taxes and permanent differences. Of the deferred benefit before the allowance, approximately $84,000 in 2002 and $93,000 in 2001 relates to discontinued operations; however, after the application of the valuation allowance, there is no tax benefit in either year attributable to discontinued operations. Net deferred tax assets at December 29, 2002 and December 30, 2001 are as follows:

                                                                 2002                     2001
                                                           ---------------          --------------
        Available net operating loss carryovers            $     1,027,100          $      683,300
        Stock option/compensation charges                        1,893,900               1,866,600
        Other deferred tax assets                                   69,400                  36,200
        Less: Valuation allowance                               (2,990,400)             (2,586,100)
                                                           ---------------          --------------
          Net deferred tax assets                          $            --          $           --
                                                           ===============          ==============

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

                                  YEAR ENDING
                                  DECEMBER,
                                  --------------
                                   2003            $       136,875
                                   2004                    150,125
                                   2005                    133,660
                                   2006                     40,633
                                                   ---------------
                                  Total            $       461,293
                                                   ================

Total rent expense for the years December 29, 2002 and December 30, 2001 was $ 142,171 and $ 9,969, respectively. The rent for the Fort Lauderdale restaurant has been included in discontinued operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES =

OTHER AGREEMENTS

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

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

                                                                       2002            2001
                                                                   ------------     ----------
              Common shares outstanding at December 29th
                 and December 30th                                   10,368,181     8,550,123


              Effect of weighting                                      (792,119)     (666,557)
                                                                   ------------     ----------
              Weighted average common shares outstanding              9,576,062     7,883,566
                                                                   ============     ==========

NOTE 9 - RELATED PARTY TRANSACTIONS

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

NOTE 10 - DISCONTINUED  OPERATIONS

During the third quarter of 2002, the Company committed to a plan to sell its interests in the Fort Lauderdale restaurant, and on September 23, 2002, we closed on the sale. In accordance with SFAS No. 144, we have classified the results of operations of the Fort Lauderdale restaurant in discontinued operations.

The financial results of the Fort Lauderdale restaurant included in discontinued operations were as follows:

                                                         DECEMBER 29,            DECEMBER 30,
FOR THE FISCAL YEARS ENDED                                   2002                   2001
-------------------------------------------------       -------------          --------------
Revenue                                            $       200,427             $      398,886
Cost of Company Restaurant Sales                          (287,571)                  (542,957)
Other Expenses                                            (104,690)                  (122,631)
                                                   ---------------             --------------
Loss from Operations                                      (191,834)                  (266,702)
Interest Income                                                 10                       --
Loss on disposal of restaurant                             (30,970)                      --
                                                   ---------------             --------------
Loss from discontinued operations, net of tax      $      (222,794)            $     (266,702)
                                                   ===============             ==============



The current and non-current assets and liabilities of the Fort Lauderdale restaurant as of December 29, 2002 and December 30, 2001, were as follows:

                                                          December 29,            December 30,
                                                              2002                   2001
                                                         --------------           -------------
Inventory                                                $         --              $      9,679
Total current assets of discontinued operations                    --                      --
                                                                   --                     9,679
                                                         --------------            ------------

Property and equipment, net                                        --                   221,563
                                                         --------------            ------------
Total other assets of discontinued operations                      --                   221,563
                                                         --------------            ------------

Accounts payable                                                  3,587                     545
Accrued liabilities                                                --                     9,558
Current portion of capital lease obligations                       --                     9,532
                                                         --------------            ------------
Total current liabilities of discontinued operations               --                    19,635
                                                         --------------            ------------

Long-term portion of capital lease obligation                      --                     5,694
                                                         --------------            ------------
Total other liabilities of discontinued operations                 --                     5,694
                                                         --------------            ------------


There is no tax benefit in either year attributable to discontinued operations.

NOTE 11 - SEGMENT INFORMATION

The Company is organized into two reportable operating segments, restaurant operations and franchising. Restaurant operations previously included the operations of the Company's restaurant in Fort Lauderdale, Florida, which ceased its operations on September 23, 2002. The amounts below were revised to exclude amounts related to the discontinued operations. Franchise operations consists primarily of legal fees and costs associated with the preparation of the Uniform Franchise Offering Circular. See Note 1 - Organization.



                                                       RESTAURANT                                           CONSOLIDATED
                                                       OPERATIONS                 FRANCHISING                    TOTAL
                                                     ---------------           ----------------            -----------------
REVENUES
   Year ended December 29, 2002                      $       470,059            $             0            $         470,059
   Year ended December 30, 2001                      $          --              $             0            $               0

OPERATING LOSS FROM CONTINUING OPERATIONS
   Year ended December 29, 2002                      $       830,531            $         7,758            $         838,289
   Year ended December 30, 2001                      $       968,097            $       143,400            $       1,111,497

SEGMENT ASSETS
   Year ended December 29, 2002                      $       662,356            $           104            $         662,460
   Year ended December 30, 2001                      $       402,722            $             0            $         402,722


DEPRECIATION
   Year ended December 29, 2002                      $        65,026            $             0            $          65,026
   Year ended December 30, 2001                      $           625            $             0            $             625



NOTE 12 - SUBSEQUENT EVENTS

On January 17, 2003, Health Express sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date from the proceeds of the convertible debentures of January 23, 2003. The debentures are convertible at the Cornell Capital Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, Health Express has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. In accordance with applicable accounting standards for such issuances, the Company will record a charge of $62,500 upon the issuance of the convertible debentures to account for the imbedded beneficial conversion feature. In addition, the Company will record other charges, as follows: $37,500 in professional fees, $20,000 in commissions, and $75,000 for the Equity Line of Credit commitment fee (see below). The amounts were withheld from the proceeds of the debenture at closing. Health Express has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, Cornell Partners shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed by Health Express with an exercise price equal to 120% of the closing bid price of the common stock on the closing date.

On March 13, 2003, Health Express entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. This agreement also terminated an Equity Line of Credit Agreement dated January 16, 2003, with substantially identical terms except that the January agreement contained an impermissible condition relating to the requirement that an active bid exist for Health Express to make draws under the Equity Line of Credit. In addition, the warrant in the January agreement was terminated. The March 2003 agreement eliminated the impermissible condition. Under the March agreement, Health Express may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, Health Express will be entitled to commence drawing down on the Equity Line of Credit when the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement is declared effective and will continue for two years thereafter. The purchase price for the shares will be equal to 95% of, or a 5% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice Health Express shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners is entitled to a one-time commitment fee of $90,000, of which $75,000 has been paid in cash from the proceeds of the convertible debentures of January 23, 2003, and the balance will be paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, Health Express entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express will pay a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on Health Express' stock price on January 23, 2003.

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