Form 10QSB
period 2003-06-29
HEALTH EXPRESS USA INC
filed 2003-08-18
CIK 1070050

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended JUNE 29, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from __________ TO __________

         Commission file number     02-27569

                            HEALTH EXPRESS USA, INC.
                            ------------------------
                      (Exact name of small business issuer)

                FLORIDA                                65-0847995
                -------                                ----------
    (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

  1761 WEST HILLSBORO BLVD., SUITE 203         DEERFIELD BEACH, FLORIDA 33442
  ------------------------------------         ------------------------------
(Address of principal executive offices)

                                 (954) 570-5900
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes |X|       No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

            CLASS                       OUTSTANDING SHARES AT AUGUST 7, 2003
            -----                       ------------------------------------
            Common Stock                             11,818,563

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

PART 1: FINANCIAL INFORMATION

                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                 June 29, 2003 (unaudited) and December 29, 2002

                                                          ASSETS
                                                                                                         June 29,       December 29,
                                                                                                           2003            2002
                                                                                                        -----------     -----------
CURRENT ASSETS
    Cash and cash equivalents                                                                           $    60,320     $     7,564
    Inventory                                                                                                12,015          18,907
    Prepaid expenses and other                                                                                7,884           6,188
                                                                                                        -----------     -----------
    TOTAL CURRENT ASSETS                                                                                     80,219          32,659
PROPERTY AND EQUIPMENT, net                                                                                 505,817         567,323
DEPOSITS                                                                                                     46,067          62,478
                                                                                                        -----------     -----------
    TOTAL                                                                                               $   632,103     $   662,460
                                                                                                        ===========     ===========
                                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
    Accounts payable                                                                                    $    60,700     $   111,906
    Accrued liabilities                                                                                     230,619          72,655
    Deferred franchise revenue                                                                               30,000            --
    Notes payable - related parties                                                                         272,410         116,660
    Liabilities of discontinued operation                                                                     3,413           3,587
                                                                                                        -----------     -----------
    TOTAL CURRENT LIABILITIES                                                                               597,142         304,808
                                                                                                        -----------     -----------
LONG TERM DEBT - Convertible debentures                                                                     250,000            --
                                                                                                        -----------     -----------
STOCKHOLDERS' DEFICIT
Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares authorized 10,816,563 and
10,368,181 issued and outstanding at June 29, 2003 and December 29, 2002 respectively                        10,816          10,368
Additional paid-in capital                                                                                8,463,295       8,221,968
Accumulated deficit                                                                                      (8,689,150)     (7,874,684)
                                                                                                        -----------     -----------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                                   (215,039)        357,652
                                                                                                        -----------     -----------
    TOTAL                                                                                               $   632,103     $   662,460
                                                                                                        ===========     ===========


                See notes to consolidated financial statements.

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
              FOR THE PERIODS ENDED JUNE 29, 2003 AND JUNE 30, 2002

                                                          Six months        Three months       Six months      Three months
                                                            Ended              Ended             Ended             Ended
                                                         June 29, 2003     June 29, 2003     June 30, 2002     June 30, 2002
                                                         -------------     -------------     -------------     -------------
REVENUES, net                                            $    406,089      $    196,998      $     13,066      $     13,066
COST OF COMPANY RESTAURANT SALES
Food and paper                                                140,537            69,057             3,676             3,676
Labor                                                         166,613            80,603             5,600             5,600
Occupancy                                                      73,167            37,894             3,070             3,070
Marketing                                                      31,255            16,685             2,232             2,232
Repairs                                                         6,495             2,215                --                --
Pre-opening expenses                                               --                --            98,136            59,381
Other direct costs                                             37,560            20,816             2,843             2,843
                                                         ------------      ------------      ------------      ------------
Total Cost of Company Restaurant Sales                        455,627           227,270           115,557            76,802
                                                         ------------      ------------      ------------      ------------
OTHER EXPENSES
Compensation                                                  222,366           120,185           168,301           145,896
Depreciation                                                   63,228            31,614                --                --
General and Administrative                                    327,815           169,583           145,127            75,248
                                                         ------------      ------------      ------------      ------------
TOTAL OTHER EXPENSES                                          613,409           321,382           313,428           221,144
                                                         ------------      ------------      ------------      ------------
TOTAL EXPENSES                                              1,069,036           548,652           428,985           297,946
                                                         ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                                         (662,947)         (351,654)         (415,919)         (284,880)
OTHER NON-OPERATING INCOME (EXPENSE)
Interest Revenue                                                  194                71               382                35
Interest Expense                                             (151,712)          (11,820)           (1,564)             (422)
                                                         ------------      ------------      ------------      ------------
TOTAL OTHER NON-OPERATING (EXPENSE), net                     (151,518)          (11,749)           (1,182)             (387)
LOSS BEFORE PROVISION
FOR INCOME TAXES                                             (814,465)         (363,403)         (417,101)         (285,267)
PROVISION FOR INCOME TAXES                                         --                --                --                --
                                                         ------------      ------------      ------------      ------------
LOSS FROM CONTINUING OPERATIONS                              (814,465)         (363,403)         (417,101)         (285,267)
DISCONTINUED OPERATIONS
Loss from operations of discontinued Fort Lauderdale
  restaurant, net of taxes                                         --                --          (102,562)          (51,570)
                                                         ------------      ------------      ------------      ------------
LOSS ON DISCONTINUED OPERATIONS                                    --                --          (102,562)          (51,570)
                                                         ------------      ------------      ------------      ------------
       NET LOSS                                          $   (814,465)     $   (363,403)     $   (519,663)     $   (336,837)
                                                         ============      ============      ============      ============
LOSS PER COMMON SHARE:
From continuing operations, basic and diluted            $      (0.08)     $      (0.03)     $      (0.05)     $      (0.03)
                                                         ============      ============      ============      ============
From discontinued operations, basic and diluted          $         --      $         --      $      (0.01)     $      (0.01)
                                                         ============      ============      ============      ============
Net loss per common share, basic and diluted             $      (0.08)     $      (0.03)     $      (0.06)     $      (0.04)
                                                         ============      ============      ============      ============
Weighted average common shares outstanding                 10,579,382        10,783,552         9,138,948         9,424,993
                                                         ============      ============      ============      ============

                 See notes to consolidated financial statements.

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
              FOR THE PERIODS ENDED JUNE 29, 2003 AND JUNE 30, 2002

                                                                                            Six Months        Six Months
                                                                                              Ended              Ended
                                                                                          June 29, 2003      June 30, 2002
                                                                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                                             $(814,465)        $(519,663)
       Loss from discontinued operations                                                           --           102,562
                                                                                            ---------         ---------
       Loss from continuing operations                                                       (814,465)         (417,101)
       Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
          Depreciation                                                                         63,228                --
          Beneficial conversion feature on convertible debentures                              62,500                --
          Common stock issued for compensation and services                                   129,275            79,800
          Changes in operating assets and liabilities
              Inventory, prepaid expenses and other assets                                      5,196           (24,508)
             Accounts payable, accrued liabilities and deferred franchise revenue             136,583           186,467
                                                                                            ---------         ---------
            Net cash used in continuing operations                                           (417,683)         (175,342)
            Net cash provided by (used in) discontinued operations                                 --           (56,756)
                                                                                            ---------         ---------
            NET CASH USED IN OPERATING ACTIVITIES                                            (417,683)         (232,098)
                                                                                            ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                                      (1,723)         (505,727)
       Changes in other assets                                                                 16,412            (2,683)
                                                                                            ---------         ---------
            Net cash provided by (used in) continuing operations                               14,689          (508,410)
            Net cash provided by (used in) discontinued operations                                 --            (4,250)
                                                                                            ---------         ---------
            NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                14,689          (512,660)
                                                                                            ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of convertible debenture                                        250,000                --
       Loans payable from related parties                                                     155,750            70,000
       Net proceeds from issuance of common stock                                              50,000           498,750
                                                                                            ---------         ---------
            Net cash provided by continuing operations                                        455,750           568,750
            Net cash provided by (used in) discontinued operations                                 --            (2,115)
                                                                                            ---------         ---------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                         455,750           566,635
                                                                                            ---------         ---------
            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               52,756          (178,123)
CASH AND CASH EQUIVALENTS, Beginning of the period                                              7,564           211,169
                                                                                            ---------         ---------
CASH AND CASH EQUIVALENTS, End of the period                                                $  60,320         $  33,046
                                                                                            =========         =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                                             $ 163,296         $   1,142
                                                                                            =========         =========
       Cash paid during the period for income taxes                                         $      --         $      --
                                                                                            =========         =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES

       During the quarter ending March 31, 2002, shareholders made capital contributions to the Company in the form of the Company's common stock with values of approximately $71,500.

                 See notes to consolidated financial statements.

                            HEALTH EXPRESS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 29, 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no additional material subsequent events or material contingencies that require disclosure. The financial statements as of and for the periods ended June 29, 2003 and June 30, 2002 are unaudited.

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

ORGANIZATION

Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate health and gourmet fast food restaurants. On April 10, 2000, the Company began operations in Fort Lauderdale, Florida of its first restaurant under the trade name "Healthy Bites Grill". The Company operated the restaurant through a wholly-owned subsidiary, Healthy Bites Grill, Inc., incorporated in Florida on January 26, 1999. The restaurant equipment and supplies were sold on September 23, 2002. The lease between the Company and the landlord, which expires on January 31, 2004, was assigned to the Buyer, but the Company remains as guarantor until January 31, 2004. The restaurant, which offered eat-in, take-out and drive-thru service was a proven testing ground in determining, among other factors, consumer menu item preferences, market demographics, kitchen equipment requirements, food pricing guidelines, and sales and labor targets for profitable operations. Healthy Bites Grill is currently an active corporation but has not conducted business since the sale of the assets on September 23, 2002. Its activity is shown as discontinued operations on the financial statements.

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

FRANCHISE OPERATIONS

The Company conducts franchise operations through a wholly owned subsidiary, Health Express Franchise Company, incorporated in Florida on May 7, 2001. Initial fees from the awarding of individual franchises are recorded as revenue when the franchisee's restaurant is opened. Continuing fees from franchised restaurants are recorded as revenue when earned. An initial franchise fee of $30,000 was received during the six months ended June 29, 2003, and is recorded as deferred franchise revenue in the accompanying financial statements. The Company also received $5,000 for grand opening advertising that is recorded as accrued liabilities in the accompanying financial statements.

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

NET LOSS PER SHARE

SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive. Common stock equivalents, if converted, would have increased common shares outstanding at June 29, 2003 and June 30, 2002 by approximately 6,619,108 and 6,316,166, respectively.

NOTE PAYABLE - RELATED PARTIES

The Company received $70,000 in financing from a related party on May 20, 2002. The note was payable on September 20,2002 and included interest at 5.5% per annum. On November 8, 2002, the $50,000 note payable, after repayment of $20,000 principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5,000 shares of the Company's restricted common stock to the note holder. The shares issued were valued at $1,750, and this amount was recorded as interest expense. The $50,000 note payable was extended through July 31, 2003 at an interest rate of 7% per annum and the issuance of 10,000 shares of the Company's restricted common stock to the note holder. The shares issued were valued at $3,500 and were recorded as interest expense in the financial statements. Subsequent to June 29, 2003, the $50,000 note payable was paid in full.

The Company has received $155,750 in short-term financing from three directors of the Company during the first six months of 2003. At June 29, 2003, all the related party notes payable bear interest at 5.5% per annum and have been renegotiated to be payable on December 31, 2003.

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

On March 13, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. Under this agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, the Company is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement has been declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares will be equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice the Company shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners is entitled to a one-time commitment fee of $90,000, of which $75,000 was withheld from the January 2003 closing of the convertible debenture, and the balance will be paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express paid a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on the Company's stock price on January 24, 2003.

DISCONTINUED OPERATIONS

During the third quarter of 2002, the Company discontinued the operations of its Fort Lauderdale restaurant, and has therefore reclassified these activities on the financial statements to discontinued operations.

STOCK BASED COMPENSATION

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with employees and non-employees. Therefore, the Company records employee and non-employee compensation expense in the statement of operations when such equity instruments are issued. Common stock issued for compensation and services of $129,275 was recorded for the six months ended June 29, 2003, and $79,800 was recorded for the six months ended June 30, 2002.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company has historically accounted for, and will continue to account for, its employee stock based compensation under the fair value based method provisions of SFAS No. 123, therefore, the issuance of SFAS No. 148 will not have any impact on the Company's financial position, results of operations or cash flows.

The following table represents the Company's stock option activity for the six months ended June 29, 2003:

                                                                                                           Weighted-Average
                                                                                         Optioned Shares   Exercise Price
Options outstanding at December 29, 2002                                                   3,699,166           $0.39
Issued during the six months ended June 29, 2003                                                --              --
Exercised, expired or forfeited during the six months ended June 29, 2003                       --              --
                                                                                           ---------           -----
Options outstanding at June 29, 2003                                                       3,699,166           $0.39
                                                                                           =========           =====

At June 29, 2003, all of the outstanding options are currently exercisable. Of this total, 142,366 options are exercisable at $1.31 each through August 31, 2007, and the balance at $0.35 each through June 14, 2009.

INCOME TAXES

All deferred taxes created by NOL's are offset in their entirety by a deferred tax asset valuation allowance.

SUBSEQUENT EVENT

On July 25, 2003,  the Company raised cash through the execution of a promissory note in favor of Cornell Capital Partners, L.P. in the face amount of $300,000. This note has a 90-day term.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION - FORWARD LOOKING STATEMENTS

         In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Health Express USA, Inc. and its subsidiaries, (collectively, the "Company" or "Health Express") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on Health Express' expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by Health Express with the Securities and Exchange Commission ("SEC"). Many of these factors are beyond Health Express' control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

         SIGNIFICANT ACCOUNTING POLICIES-RECLASSIFICATION OF CERTAIN ITEMS ON HEALTH EXPRESS' FINANCIAL STATEMENTS

         In response to the filing of a Form SB-2 Registration Statement on April 4, 2003, the SEC issued a comment letter on May 2, 2003 ("Comment Letter"). Comment 40 in the Comment Letter raised the issue that Health Express' financial statements needed to be amended as a result of the application of SFAS No. 144 to reflect the closure of Health Express' Fort Lauderdale restaurant in September 2002 as "discontinued operations" beginning with the period ended September 29, 2002. The result of the application of SFAS No. 144 to Health
Express' statement of operations is to consolidate a significant portion of Health Express' operations into "discontinued operations" beginning with the three month period ended September 29, 2002. Health Express had previously accounted for the closure of the Fort Lauderdale restaurant as part of the process of moving to the new Boca Raton facility; the effect of applying SFAS No. 144 will be to separate these events. Quantitatively, the net loss and stockholders' equity (deficit) for Health Express will not change from what has been previously reported in any prior period. This change will effect the comparison between the period ended June 29, 2003 to the year earlier period, as Health Express will no longer show significant revenue for the six or three months ended June 30, 2002, and costs of company restaurant sales for that period will be significantly reduced. Health Express has filed an amended quarterly report for the three month period ended September 29, 2002 and an amendment annual report for the year ended December 29, 2002 to reflect this reclassification.

         FINANCIAL CONDITION

         We had net losses of $1,069,054 and $1,375,776 for the years ended December 29, 2002 and December 30, 2001, respectively. For the six months and three months ended June 29, 2003, we had net losses of $814,465 and $363,403 respectively. As of June 29, 2003, we had cash of $60,320 and current liabilities of $597,142. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         RESULTS OF OPERATIONS

         Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship Fort Lauderdale restaurant began operations on April 10, 2000, and its operations were discontinued in September 2002. For the six months ending June 29, 2003, Healthy Bites Grill of Boca, Inc., the subsidiary that operates the Boca Raton restaurant, reported revenues of $406,089 and a loss of $118,062. The total consolidated loss of $814,465 for the six months ending June 29, 2003 includes losses from restaurant operations, franchise operations and general and administrative expenses.

                                                                          JUNE 29,       JUNE 30,
                                                                            2003           2002
                                                                          ---------     ---------
Loss from Discontinued Operations, Healthy Bites Grill, Inc.              $    --       $ 102,562
Loss from Restaurant Operations, Healthy Bites Grill of Boca, Inc.          120,932       102,491
Loss (Income) from Health Express Franchise Company                           3,040           (64)
Losses attributed to Health Express USA, Inc.                               690,493       314,674
                                                                          ---------     ---------
Consolidated loss                                                         $ 814,465     $ 519,663
                                                                          =========     =========

         RESULTS ON A CONSOLIDATED BASIS

         REVENUES

         Health Express had revenues of $406,089 for six month period ended June 29, 2003 and revenues for the three month period ended June 29, 2003 of $196,998, compared with revenues of $13,066 for each of the same periods in 2002. The increase in revenues of $393,023 for the six month period and $183,932 for the three month period, both ended June 29, 2003, was primarily due to the reclassification of the Fort Lauderdale restaurant as discontinued operations. Accordingly, the comparison between the two three and six month periods are not indicative of growth in our operations.

         COSTS OF COMPANY RESTAURANT SALES

         Health Express' cost of company restaurant sales for the six month period ended June 29, 2003 was $455,627, compared with $115,557 for same period in 2002. For the three month periods ending June 29, 2003 and June 30, 2002, Health Express' cost of company restaurant sales were $227,270 and $76,862, respectively. The cost of company restaurant sales in the three and six month periods ended June 30, 2002 was attributable to pre-opening expenses of the Boca Raton restaurant. Again, because of the reclassification of the operations of the Fort Lauderdale restaurant as discontinued operations, the comparison between the two quarterly and six month periods is not indicative of manifest change in our cost of company restaurant sales.

         OTHER EXPENSES

         Health Express had other expenses, which included compensation, depreciation and general and administrative expenses, totaling $613,409 for the six month period ended June 29, 2003 and totaling $321,382 for the three month period ended June 29, 2003. These expenses equaled $313,428 and $221,144 in the same periods of 2002. The increase of $299,981 and $100,238 for the six months and three months ended June 29, 2003, respectively, was mainly due to an increase in general and administrative expenses.

         Included within general and administrative expenses is a payment made in the form of the issuance of Health Express common stock under the Company's S-8 registration statement to Geoffrey Eiten, for services under an April 25, 2003 consulting agreement. Pursuant to the terms of the consulting agreement, Mr. Eiten was originally issued 200,000 shares of Health Express common stock, however the consulting agreement was terminated and 150,000 shares were cancelled. Health Express recorded an expense of $26,500 for the 50,000 remaining shares based on a price per share of $0.53.

         NET LOSS

         Health Express had a net loss for the six month period ended June 29, 2003 of $814,465 or $0.08 per share. In the same period for 2002, Health Express has a net loss of $519,663 or $0.06 per share. The increase in net loss of $294,802 was attributable mainly to increases in other expenses and interest expenses. For the three month periods ended June 29, 2003 and June 30, 2002, Health Express had net losses of $363,403 and $336,837, respectively.

         RESULTS ON A SEPARATED BASIS

         HEALTH EXPRESS USA, INC. - JUNE 29, 2003 AS COMPARED TO JUNE 30, 2002

         The loss for the six month period ending June 29, 2003 of $690,493 includes interest on the $250,000 convertible debentures of $143,229, and commissions expense of $20,000 and professional fees of $37,500 related to the Equity Line of Credit. An additional $70,000 was recorded in professional fees for the 200,000 shares issued to Equitilink, LLC for public relations consulting.

         The loss for the  six-month  period  ending  June 30,  2002 of $314,674
includes  stock   compensation   of  $79,800  paid  to  officers  and  employees
(non-cash). The exclusion of this non-cash item results in a loss of $234,874.

         HEALTHY BITES GRILL, INC. - JUNE 29, 2003 AS COMPARED TO JUNE 30, 2002

         Since the opening of the restaurant, on April 10, 2000 through the date of the sale of restaurant equipment and supplies on September 23, 2002, the restaurant reported net losses. The restaurant revenues and expenses have been disclosed as a discontinued operation. Losses from restaurant operations for Fort Lauderdale from selected prior quarterly periods are as follows:

                          QUARTER ENDED       NET LOSS
                          -------------       ---------
                            3-31-2002         $  20,218
                            6-30-2002         $  19,538
                            9-29-2002         $ 155,647

         HEALTHY BITES GRILL OF BOCA, INC.

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

         The lease for this location is for a five-year period with two five-year options, with initial monthly rental payments of $8,333 plus common area maintenance of approximately $1,900 and real estate taxes of approximately $1,400. Subsequent to June 29, 2003, the total amount of the monthly payments has been reduced, as the common area maintenance payments have been removed due to a re-negotiation of the lease.

         For the six and three months ending June 29, 2003, the Boca Raton restaurant reported revenues of $406,089 and $196,998, respectively, and losses of $120,932 and $61,811, respectively.

         For the period of June 24, 2002 to June 30, 2002, the Boca Raton restaurant reported revenues of $13,066 and a loss of $102,491.

         HEALTH EXPRESS FRANCHISE COMPANY

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

         On February 20, 2003, the Company sold its first franchise to one of the Company's directors. The franchisee has identified a location and is currently building out a restaurant located in South Florida. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. The franchise fee received by Health Express during the six months ending June 29, 2003 was $30,000, plus an additional $5,000 advertising deposit.

LIQUIDITY AND CAPITAL RESOURCES

         As of August 7, 2003 Health Express has approximately $84,000 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy Health Express' need for working capital for the short term.

         Cash used in operating activities during the six months period ended June 29, 2003 was $417,683, compared to $232,098 for the same period a year earlier. The increase of $185,585 was mainly due to the increase in Health Express' net loss for the six month period ended June 29, 2003.

         Cash provided by investing activities was $14,689 for the six month period ended June 29, 2003, compared to cash used in investing activities of $512,660 in the same period for 2002. The increase in cash provided to Health Express from investing activities was attributable to the fact that Health Express did not purchase significant property or equipment during the six months ended June 29, 2003 compared with purchases of property and equipment totaling $505,727 during the same period in 2002.

         Cash provided by from financing activities during the six months period ended June 29, 2003 was $455,750, compared to $566,635 for the same period a year earlier. The decrease of $110,885 for the 2003 period was mainly due to a decrease in proceeds received from stock issuances, however, offset to some extent to due the proceeds from the issuance of convertible debentures in the 2003 period.

         Health Express also received $155,750 in new loans from related parties during the six months ended June 29, 2003. There is no assurance that these individuals would be willing to make such loans in the future, or if such loans were available, that they would be at terms acceptable to Health Express. Management realizes that Health Express must ultimately be able to generate sufficient cash flows from the profitable operation of the business to allow it to successfully sustain itself independent of outside capital and loans.

         To raise additional funds the Company may seek additional financing through the sale of its securities. On March 8, 2002, the Company commenced an offering for sale to accredited investors of up to 250 units at $6,000 per unit, each unit consisting of the Company's common stock and warrants, under Regulation D of the Securities Act of 1933, as amended (the "Securities Act"). The Company raised $258,750 through this offering. These proceeds were used for the opening of the Boca Raton restaurant and for working capital. However, due to a change in market conditions, the Board determined to terminate this offering as of July 17, 2002 and seek additional funds through alternative financing. On August 15, 2002, the

Board approved the offering of up to $350,000 in additional financing through the sale of 1,000,000 shares of the Company's restricted stock on a private placement basis pursuant to Section 4(2) of the Securities Act at a purchase price of $.35 per share for gross proceeds of $350,000. The Company has raised $275,000 through this offering.

         On January 17, 2003, Health Express sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. Cornell Capital Partners was the purchaser of the convertible debentures. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible at the Cornell Capital Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, Health Express has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. Health Express has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, Cornell Partners shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed by Health Express with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. During the period ending June 29, 2003, the Company recorded $62,500 of interest expense due to the beneficial conversion calculation based on 80% of the average closing bid price for the three lowest days of the five trading days preceding January 17, 2003.

         On March 13, 2003, Health Express entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. This agreement also terminated an Equity Line of Credit Agreement dated January 16, 2003, with substantially identical terms except that the January agreement contained impermissible conditions. In addition, the warrant in the January agreement was terminated. The March 2003 agreement eliminated the impermissible conditions. Under the March agreement, Health Express may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, Health Express is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit has been registered with the Securities and Exchange Commission and the registration statement was declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares will be equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice Health Express shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners is entitled to a one-time commitment fee of $90,000, of which $75,000 has been paid in cash and the balance will be paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5% of each advance.

         In addition, Health Express entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express paid a one-time placement agent fee on March 31, 2003 of 9,524 shares of common stock equal to approximately $10,000 based on Health Express' stock price on January 24, 2003.

         Subsequent to June 29, 2003, the registration statement relating to shares issued under the Equity Line of Credit was declared effective by the SEC on July 24, 2003. Through August 13, 2003, Health Express had not made any draws on the Equity Line of Credit. Health Express also issued a promissory note to Cornell Capital Partners for $300,000, subsequent to June 29, 2003, on July 25, 2003, which has a 90-day term.

         Health Express's directors also may provide additional funds by exercising their options. Health Express may also seek alternative sources of financing, including more conventional sources such as bank loans and credit lines or loans from Health Express's officers. However, no assurances can be given that Health Express will be able to meet its short term and long-term needs through the sale of securities or otherwise.

         From time to time Health Express may evaluate potential acquisitions involving complementary businesses, content, products or technologies. Health Express has no present agreements or understanding with respect to such acquisition. Health Express's future capital requirements will depend on many factors, including growth of Health Express's restaurant business, the success of its franchising operations, economic conditions and other factors including results of future operations.

ITEM 3.  CONTROLS AND PROCEDURES

(A) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

(B) CHANGES IN INTERNAL CONTROLS

         There were no significant changes in Health Express' internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the six-month period ended June 29, 2003 the Company issued the following unregistered securities.

                                                                          DATE         SHARES ISSUED        TOTAL
                                                                          ----         -------------        -----
Issuance of 142,858 shares of restricted stock at $0.35 per share -
Section 4(2) - to Susan Greenfield, a director of Health Express         03/30/03         142,858          $50,000

Issuance of 209,524 shares of restricted stock at
  $0.35 per share for services rendered by TN
  Capital Equities, Ltd. and Equitilink, LLC, both
  unrelated to Health Express                                            03/31/03         209,524          $73,333

Issuance of 10,000 shares of restricted stock at
  $0.35 for interest to Daniel Sartori Trust                             04/25/03          10,000           $3,500

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS.

EXHIBIT NO.          DESCRIPTION                                             LOCATION
-----------          -----------                                             --------
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

3.2                  Bylaws                                                  Incorporated by reference to Exhibit 3(a) to
                                                                             Health Express' Form 10-SB filed on October
                                                                             6, 1999

3.3                  Articles of Incorporation of Healthy Bites Grill of     Incorporated by reference to Exhibit 3(b) to
                     Boca, Inc.                                              Form 10-QSB filed on August 13, 2001

3.4                  Articles of Incorporation of Health Express Franchise   Incorporated by reference to Exhibit 3(b) to
                     Company                                                 Form 10-QSB filed on August 13, 2001

10.1                 Warrants for 38,000 shares issued to Francorp, Inc.     Incorporated by reference to Exhibit 4 to
                                                                             Form 10-QSB filed on August 13, 2001

10.2                 Warrants for 2,000,000 shares issued to Rider           Incorporated by reference to Exhibit 4 to
                     Insurance Company                                       Form 10-QSB filed on August 13, 2001

10.3                 Lease between Health Express, Inc. and Saul Strachman   Incorporated by reference to Exhibit 10(a) to
                                                                             Health Express' Form 10-SB on October 6, 1999

10.4                 Employment agreement of Bruno Sartori                   Incorporated by reference to Exhibit 10 to
                                                                             Health Express' Form 10-QSB filed on
                                                                             November 14, 2000

10.5                 Franchise Development Agreement with Francorp, Inc.     Incorporated by reference to Exhibit 10(c) to
                                                                             Form 10-QSB filed on August 13, 2001

EXHIBIT NO.          DESCRIPTION                                             LOCATION
-----------          -----------                                             --------
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

10.10                Addendum to Fourth Addendum to Standard Asset           Incorporated by reference to Exhibit 99.4 to
                     Purchase Contract and Receipt dated September 23, 2002  Form 8-K filed on October 9, 2002

10.11                Agreement between Health Express, Inc. and              Incorporated by reference to Exhibit 99.5 to
                     Roll-A-Round Real Roast Beef, Inc. dated September      Form 8-K filed on October 9, 2002
                     23, 2002

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

10.17                Registration Rights Agreement dated March 13, 2003      Incorporated by reference to Exhibit 10.20 to
                     between the Registrant and Cornell Capital Partners,    Form 10-KSB filed on March 26, 2003
                     LP

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

10.21                Debenture Agreement Dated January 17, 2003 between      Incorporated by reference to Exhibit 10.24 to
                     the Registrant and Cornell Capital Partners LP          Form 10-KSB filed on March 26, 2003

10.22                Investor Registration Rights Agreement dated            Incorporated by reference to Exhibit 10.25 to
                     March 13, 2003 between the Registrant and the           Form 10-KSB filed on March 26, 2003
                     Investors

10.23                Placement Agent Agreement dated March 13, 2003 among    Incorporated by reference to Exhibit 10.26 to
                     the Registrant, NT Capital Equities, Ltd. and Cornell   Form 10-KSB filed on March 26, 2003
                     Capital Partners LP

10.24                Employment Agreement of Douglas Baker                   Incorporated by reference to Exhibit 10.4 to
                                                                             Form 10-KSB filed on March 26, 2003

EXHIBIT NO.          DESCRIPTION                                             LOCATION
-----------          -----------                                             --------
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

31.1                 Certification by Chief Executive Officer pursuant to    Provided herewith
                     15 U.S.C. Section 7241, as adopted pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

31.2                 Certification by Chief Financial Officer pursuant to    Provided herewith
                     15 U.S.C. Section 7241, as adopted pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002

32.1                 Certification by Chief Executive Officer pursuant to    Provided herewith
                     18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

32.2                 Certification by Chief Financial Officer pursuant to    Provided herewith
                     18 U.S.C. Section 1350, as adopted pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002

(B)      CURRENT REPORT ON FORM 8-K DURING THE QUARTER ENDED JUNE 29, 2003:

         Current Report on Form 8-K filed on May 15, 2003 pursuant to Item 5 (Other Events) reporting that as a result of a comment letter issued by the Securities and Exchange Commission ("SEC") on May 2, 2003 ("Comment Letter") in response to a Form SB-2 registration statement filed by Health Express USA, Inc. on April 4, 2003, Health Express would be amending its SEC filings and restating its financial statements to reflect the closure of Health Express' Fort Lauderdale restaurant in September 2002 as "discontinued operations" beginning with the period ended September 29, 2002. Health Express has, subsequent to the filing of the Form 8-K on May 15, 2003, filed an amended Form 10-QSB for the quarter ended September 29, 2002, and an amended Form 10-KSB for the fiscal year ended December 29, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HEALTH EXPRESS USA, INC.
                                  (REGISTRANT)

August 13, 2003                   /s/ Douglas Baker
                                  -----------------------------------------
Date                              Douglas Baker, President

August 13, 2003                   /s/ Patricia Durante
                                  -----------------------------------------
Date                              Patricia Durante, Chief Financial Officer