Form 10QSB
period 2003-09-28
HEALTH EXPRESS USA INC
filed 2003-11-12
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 02-27569

                            HEALTH EXPRESS USA, INC.
                      -------------------------------------
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

                                 (954) 570-5900
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]                 No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:


                                                OUTSTANDING SHARES
                           CLASS               AT NOVEMBER 7, 2003
                       ----------------       -------------------------
                       Common Stock                 11,818,563

                                     PART I


       PART 1: FINANCIAL INFORMATION

           Item 1: Financial Statements

                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
              September 28, 2003 (unaudited) and December 29, 2002

                                                                 ASSETS
                                                                                              September 28,       December 29,
                                                                                                2003                  2002
                                                                                            --------------       ----------------


       CURRENT ASSETS
           Cash and cash equivalents                                                     $         42,492     $            7,564
           Inventory                                                                               10,714                 18,907
           Prepaid expenses                                                                        83,281                  6,188
                                                                                            --------------       ----------------

           TOTAL CURRENT ASSETS                                                                   136,487                 32,659


       PROPERTY AND EQUIPMENT, net                                                                487,662                567,323

       DEPOSITS                                                                                    48,387                 62,478
                                                                                            --------------       ----------------


           TOTAL                                                                         $        672,536     $          662,460
                                                                                            ==============       ================


                                             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


       CURRENT LIABILITIES
           Accounts payable                                                              $        105,500     $          111,906
           Accrued payroll and related amounts                                                    210,149                 31,571
           Accrued liabilities                                                                     60,471                 41,084
           Deferred franchise revenue                                                              30,000                      -
           Notes payable - related parties                                                        222,410                116,660
           Promissory note                                                                        100,000                      -
           Liabilities of discontinued operations                                                       -                  3,587
                                                                                            --------------       ----------------

           TOTAL CURRENT LIABILITIES                                                              728,530                304,808
                                                                                            --------------       ----------------


       LONG TERM DEBT - Convertible debentures                                                    235,000                      -
                                                                                            --------------       ----------------


       STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock, $0.01 par value;10,000,000 shares authorized zero shares issued and outstanding
       Common stock, $0.001 par value;  50,000,000 shares authorized
       11,598,188 and 10,368,181 issued and outstanding at September 28, 2003
       and December 29, 2002 respectively                                                          11,598                 10,368
       Additional paid-in capital                                                               8,837,208              8,221,968
       Accumulated deficit                                                                     (9,139,800)            (7,874,684)
                                                                                            --------------       ----------------

           TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                  (290,994)               357,652
                                                                                            --------------       ----------------

           TOTAL                                                                         $        672,536     $          662,460
                                                                                            ==============       ================


                 See notes to consolidated financial statements.

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
         FOR THE PERIODS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002

                                                              Nine months             Three months         Nine months
                                                                 Ended                   Ended                Ended
                                                          September 28, 2003       September 28, 2003   September 29, 2002
                                                          -------------------      ------------------   ------------------


   REVENUES, net                                          $           577,365      $          171,276   $          263,521

   COST OF COMPANY RESTAURANT SALES
   Food and paper                                                     204,532                  63,995               98,164
   Labor                                                              224,234                  57,621              106,211
   Occupancy                                                          102,250                  29,083               34,090
   Marketing                                                           44,295                  13,040               15,828
   Repairs                                                              8,940                   2,445                5,992
   Pre-opening expenses                                                     -                       -               98,136
   Other direct costs                                                  64,055                  26,495               19,870
                                                            ------------------      ------------------   ------------------

   Total Cost of Company Restaurant Sales                             648,306                 192,679              378,291
                                                            ------------------      ------------------   ------------------

   OTHER EXPENSES
   Compensation                                                       377,642                 155,276              248,260
   Depreciation                                                        94,842                  31,614               33,304
   General and Administrative                                         548,557                 220,742              214,947
                                                            ------------------      ------------------   ------------------

   TOTAL OTHER EXPENSES                                             1,021,041                 407,632              496,511
                                                            ------------------      ------------------   ------------------

   TOTAL EXPENSES                                                   1,669,347                 600,311              874,802
                                                            ------------------      ------------------   ------------------

   LOSS FROM OPERATIONS                                            (1,091,982)               (429,035)            (611,281)

   OTHER NON-OPERATING INCOME (EXPENSE)
   Interest Revenue                                                       204                      10                  383
   Interest Expense                                                  (173,338)                (21,626)              (4,829)
                                                            ------------------      ------------------   ------------------
   TOTAL OTHER NON-OPERATING (EXPENSE), net                          (173,134)                (21,616)              (4,446)

   LOSS BEFORE PROVISION
   FOR INCOME TAXES                                                (1,265,116)               (450,651)            (615,727)

   PROVISION FOR INCOME TAXES                                               -                       -                    -
                                                            ------------------      ------------------   ------------------

   LOSS FROM CONTINUING OPERATIONS                                 (1,265,116)               (450,651)            (615,727)

   DISCONTINUED OPERATIONS
   Loss from operations of discontinued Fort
      Lauderdale restaurant, net of taxes                                   -                       -             (214,100)
                                                            ------------------      ------------------   ------------------

   LOSS ON DISCONTINUED OPERATIONS                                          -                       -             (214,100)
                                                            ------------------      ------------------   ------------------

           NET LOSS                                       $        (1,265,116)     $         (450,651)  $         (829,827)
                                                            ==================      ==================   ==================



   LOSS PER COMMON SHARE:
   From continuing operations, basic and diluted          $             (0.12)     $            (0.04)  $            (0.07)
                                                            ==================      ==================   ==================

   From discontinued operations, basic and diluted        $                 -      $                -   $            (0.02)
                                                            ==================      ==================   ==================

   Net loss per common share, basic and diluted           $             (0.12)     $            (0.04)  $            (0.09)
                                                            ==================      ==================   ==================

   Weighted average common shares outstanding                      10,738,732              11,055,681            9,347,705
                                                            ==================      ==================   ==================

                                                              Three months
                                                                 Ended
                                                           September 29, 2002
                                                           ------------------


   REVENUES, net                                           $         250,455

   COST OF COMPANY RESTAURANT SALES
   Food and paper                                                     94,488
   Labor                                                             101,014
   Occupancy                                                          31,020
   Marketing                                                          13,596
   Repairs                                                             5,992
   Pre-opening expenses                                                    -
   Other direct costs                                                 14,282
                                                             ----------------

   Total Cost of Company Restaurant Sales                            260,392
                                                             ----------------

   OTHER EXPENSES
   Compensation                                                       96,376
   Depreciation                                                       33,370
   General and Administrative                                         55,986
                                                           ------------------

   TOTAL OTHER EXPENSES                                              185,732
                                                             ----------------

   TOTAL EXPENSES                                                    446,124
                                                             ----------------

   LOSS FROM OPERATIONS                                             (195,669)

   OTHER NON-OPERATING INCOME (EXPENSE)
   Interest Revenue                                                      383
   Interest Expense                                                   (3,265)
                                                             ----------------
   TOTAL OTHER NON-OPERATING (EXPENSE), net                           (2,882)

   LOSS BEFORE PROVISION
   FOR INCOME TAXES                                                 (198,551)

   PROVISION FOR INCOME TAXES                                              -
                                                             ----------------

   LOSS FROM CONTINUING OPERATIONS                                  (198,551)

   DISCONTINUED OPERATIONS
   Loss from operations of discontinued Fort
      Lauderdale restaurant, net of taxes                           (111,613)
                                                             ----------------

   LOSS ON DISCONTINUED OPERATIONS                                  (111,613)
                                                             ----------------

           NET LOSS                                        $        (310,164)
                                                             ================



   LOSS PER COMMON SHARE:
   From continuing operations, basic and diluted           $           (0.02)
                                                             ================

   From discontinued operations, basic and diluted         $           (0.01)
                                                             ================

   Net loss per common share, basic and diluted            $           (0.03)
                                                             ================

   Weighted average common shares outstanding                      9,759,389
                                                             ================



                 See notes to consolidated financial statements.

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
         FOR THE PERIODS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 29, 2002

                                                                                          Nine months              Nine months
                                                                                             Ended                    Ended
                                                                                      September 28, 2003        September 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                                    $            (1,265,116)$               (829,827)
       Loss from discontinued operations                                                                 -                  214,100
                                                                                     ----------------------    ---------------------
       Loss from continuing operations                                                          (1,265,116)                (615,727)
       Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
          Depreciation                                                                              94,842                   33,304
          Beneficial conversion feature on convertible debentures                                   77,500                        -
          Common stock issued for compensation and services                                        183,275                   79,979
          Issuance of warrants and stock options                                                    30,695                   46,368
          Changes in operating assets and liabilities
              Inventory and prepaid expenses                                                       (68,900)                 (23,588)
             Accounts payable, accrued liabilities and deferred franchise revenue                  217,972                  108,166
                                                                                     ----------------------    ---------------------

           Net cash used in continuing operations                                                 (729,732)                (371,498)
           Net cash used in discontinued operations                                                      -                  (94,919)
                                                                                     ----------------------    ---------------------
           NET CASH USED IN OPERATING ACTIVITIES                                                  (729,732)                (466,417)
                                                                                     ----------------------    ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                                          (15,181)                (516,868)
       Changes in other assets                                                                      14,091                   (2,683)
                                                                                     ----------------------    ---------------------

           Net cash used in continuing operations                                                   (1,090)                (519,551)
           Net cash provided by discontinued operations                                                  -                  120,000
                                                                                     ----------------------    ---------------------
           NET CASH USED IN INVESTING ACTIVITIES                                                    (1,090)                (399,551)
                                                                                     ----------------------    ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of convertible debenture                                             310,000                        -
       Proceeds from issuance of promissory note, net                                              100,000                        -
       Loans received from related parties                                                         155,750                   82,660
       Loans repaid to related parties                                                             (50,000)                       -
       Net proceeds from issuance of common stock                                                  250,000                  615,750
                                                                                     ----------------------    ---------------------

           Net cash provided by continuing operations                                              765,750                  698,410
           Net cash used in discontinued operations                                                      -                  (15,226)
                                                                                     ----------------------    ---------------------
           NET CASH PROVIDED BY FINANCING ACTIVITIES                                               765,750                  683,184
                                                                                     ----------------------    ---------------------

           NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     34,928                 (182,784)

CASH AND CASH EQUIVALENTS, Beginning of the period                                                   7,564                  211,169
                                                                                     ----------------------    ---------------------

CASH AND CASH EQUIVALENTS, End of the period                                       $                42,492 $                 28,385
                                                                                     ======================    =====================



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                                    $                82,755 $                  4,641
                                                                                     ======================    =====================
       Cash paid during the period for income taxes                                $                 -     $                   -
                                                                                     ======================    =====================


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

       During the three months ended September 28, 2003, $75,000 of convertible debentures was converted into 211,180 shares of common stock.

       During the quarter ending March 31, 2002, shareholders made capital contributions to the Company in the form of the Company's common stock with values of approximately $71,500.




         See notes to consolidated financial statements.

                            HEALTH EXPRESS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 28, 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no additional material subsequent events or material contingencies that require disclosure. The financial statements as of and for the periods ended September 28, 2003 and September 29, 2002 are unaudited.

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

On May 7, 2001, the Company entered into a five-year lease, with two five-year options, for a second restaurant located in Boca Raton, Florida. The restaurant began operations on June 24, 2002 and operates through a wholly-owned subsidiary, Healthy Bites Grill of Boca, Inc., incorporated in Florida on May 7, 2001. This restaurant is expected to serve as the prototype for future franchisee operations.

FRANCHISE OPERATIONS

The Company conducts franchise operations through a wholly owned subsidiary, Health Express Franchise Company, incorporated in Florida on May 7, 2001. Initial fees from the awarding of individual franchises are recorded as revenue when the franchisee's restaurant is opened. Continuing fees from franchised restaurants are recorded as revenue when earned. An initial franchise fee of $30,000 was received during the nine months ended September 28, 2003, and is recorded as deferred franchise revenue in the accompanying financial statements. The Company also received $5,000 for grand opening advertising that is not revenue, but is recorded as accrued liabilities in the accompanying financial statements. Subsequent to September 28, 2003, a second franchise agreement was signed and the restaurant should open in the first quarter of 2004.

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

NET LOSS PER SHARE

SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive. Common stock equivalents, if converted, would have increased common shares outstanding at September 28, 2003 and September 29, 2002 by approximately 6,694,521 and 6,169,694, respectively.

NOTE PAYABLE - RELATED PARTIES

The Company received $70,000 in financing from a related party on May 20, 2002. The note was payable on September 20,2002 and included interest at 5.5% per annum. On November 8, 2002, the $50,000 note payable, after repayment of $20,000 principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5,000 shares of the Company's restricted common stock to the note holder. The shares issued were valued at $1,750, and this amount was recorded as interest expense. The $50,000 note payable was extended through July 31, 2003 at an interest rate of 7% per annum and the issuance of 10,000 shares of the Company's restricted common stock to the note holder. The shares issued were valued at $3,500 and were recorded as interest expense in the financial statements. On August 4, 2003, the $50,000 note payable was paid in full.

The Company has received $155,750 in short-term financing from three directors of the Company during the first nine months of 2003. At September 28, 2003, all the related party notes payable bear interest at 5.5% per annum and have been renegotiated to be payable on December 31, 2003.

OTHER DEBT AND EQUITY TRANSACTIONS

On January 17, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. In accordance with applicable accounting standards for such issuances, the Company recorded an interest charge of $62,500 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $37,500 in professional fees, $20,000 in commissions, and (as described below) $75,000 for the Equity Line of Credit commitment fee (recorded as interest expense); these amounts were withheld from the proceeds of the debenture at closing. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. $75,000 of the debenture was redeemed during the three month period ended September 28, 2003.

The Company issued a convertible debenture to Charles D. Bleiwise for $60,000 in consideration of a professional fee invoice paid by him for the Company's benefit. The debenture has the same features as the debenture to Cornell Capital Partners except that when the debentures are converted, the shares will be restricted shares. The Company recorded an interest charge of $15,000 to account for the imbedded beneficial conversion feature.

On March 13, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, the Company may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, the Company is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement has been declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares will be equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice the Company shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners received a one-time commitment fee of $90,000, of which $75,000 was withheld from the January 2003 closing of the convertible debenture, and the balance was paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express paid a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on the Company's stock price on January 24, 2003.

On July 25, 2003,  the Company raised cash through the execution of a promissory note in favor of Cornell Capital Partners. in the face amount of $300,000. This note had a 90-day term and was repaid by the due date. The Company recorded commissions of $30,000 and professional fees of $57,315 on this transaction. At September 28, 2003, the promissory note was $100,000.

Subsequent to the end of the quarter, on October 17, 2003, Health Express made a draw on the Equity Line of Credit for $25,000 from the sale of 43,589 shares of the Company's stock. On October 31, 2003, the Company raised additional cash through the execution of a promissory note with Cornell in the face amount of $100,000.

DISCONTINUED OPERATIONS

During the third quarter of 2002, the Company discontinued the operations of its Fort Lauderdale restaurant, and has therefore reclassified these activities on the financial statements to discontinued operations.

STOCK BASED COMPENSATION

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with employees and non-employees. Therefore, the Company records employee and non-employee compensation expense in the statement of operations when such equity instruments are issued. Common stock issued for compensation and services of $183,275 was recorded for the nine months ended September 28, 2003, and $79,979 was recorded for the nine months ended September 29, 2002. On July 28, 2003, warrants for the purchase of 100,000 shares of common stock were issued to Hawk Associates, Inc. which have an exercise price of $0.55 and a term of 5 years. A charge of $30,695 was recorded to professional fees in the third quarter for the issuance of these warrants.

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

The following table represents the Company's stock option activity for the nine months ended September 28, 2003:

                                                                                          Weighted-Average  Weighted-Average
                                                                                          Optioned Shares   Exercise Price
                                                                                          ---------------   --------------

Options outstanding at December 29, 2002                                                        3,699,166            $0.39
Issued during the nine months ended September 28, 2003                                                 --               --
Exercised, expired or forfeited during the nine months ended September 28, 2003                        --               --
                                                                                          ---------------   --------------

Options outstanding at September 28, 2003                                                       3,699,166            $0.39
                                                                                          ===============   ==============

At September 28, 2003, all of the outstanding options are currently exercisable. Of this total, 142,366 options are exercisable at $1.31 each through August 31, 2007, and the balance at $0.35 each through June 14, 2009.

INCOME TAXES

All deferred taxes created by NOL's are offset in their entirety by a deferred tax asset valuation allowance.

SEGMENT OPERATION

The Company follows the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which requires annual and interim reporting standards for a company's operating segments. Under SFAS No. 131, the Company's operations are defined as consisting of two operating segments.

As of September 28, 2003, The Company has 2 segments, restaurant operations and franchising.

                                                                             Restaurant        Consolidated
                                                                             Operations         Franchising          Total

Revenues
Quarter ending September 28, 2003                                            $   171,276          $      -      $   171,276
Quarter ending September 29, 2002                                                250,455                 -          250,455

Nine months ending September 28, 2003                                            577,365                 -          577,365
Nine months ending September 29, 2002                                            263,521                 -          263,521

Operating Loss
Quarter ending September 28, 2003                                                428,940                95          429,035
Quarter ending September 29, 2002                                                195,669                 -          195,669

Nine months ending September 28, 2003                                          1,088,847             3,135        1,091,982
Nine months ending September 29, 2002                                            611,281                 -          611,281

Segment Assets
Quarter ending September 28, 2003                                                638,689            33,847          672,536
Quarter ending September 29, 2002                                                732,353               160          732,513

Depreciation
Quarter ending September 28, 2003                                                 31,614                 -           31,614
Quarter ending September 29, 2002                                                 33,370                 -           33,370

Nine months ending September 28, 2003                                             94,842                 -           94,842
Nine months ending September 29, 2002                                             33,304                 -           33,304

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


FINANCIAL CONDITION

         We had net losses of $1,069,054 and $1,375,776 for the years ended December 29, 2002 and December 30, 2001, respectively. For the nine months and three months ended September 28, 2003, we had net losses of $1,265,116 and $450,651, respectively. As of September 28, 2003, we had cash of $42,492 and current liabilities of $728,530. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2002 and 2001 financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable and states that the financial statements raise substantial doubt as to Health Express' ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RESULTS OF OPERATIONS

         Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship Fort Lauderdale restaurant began operations on April 10, 2000, and its operations were discontinued in September 2002. For the nine months ending September 28, 2003, Healthy Bites Grill of Boca, Inc., the subsidiary that operates the Boca Raton restaurant, reported revenues of $577,365 and a loss of $189,770. The total consolidated loss of $1,265,116 for the nine months ending
September 28, 2003 includes losses from restaurant operations, franchise operations and general and administrative expenses.

                                                                                               SEPT. 28,         SEPT. 29,
                                                                                                  2003             2002
                                                                                              ------------       ----------

Loss from Discontinued Operations, Healthy Bites Grill, Inc.                                  $         --      $   214,100
Loss from Restaurant Operations, Healthy Bites Grill of Boca, Inc.                                 189,770          151,698
Loss (Income) from Health Express Franchise Company                                                  3,135             (40)
Losses attributed to Health Express USA, Inc.                                                    1,072,211          464,069
                                                                                              ------------       ----------

Consolidated loss                                                                             $  1,265,116       $  829,827
                                                                                              ============       ==========

RESULTS ON A CONSOLIDATED BASIS


         REVENUES

         Health Express had revenues of $577,365 for nine month period ended September 28, 2003 and revenues for the three month period ended September 28, 2003 of $171,276, compared with revenues of $263,521 for the nine month period and $250,455 for the three month period ended September 29, 2002. The increase in revenues of $313,844 for the nine month period ended September 28, 2003 was primarily due to having 9 months of revenue in 2003, compared with 3 1/2 months of revenue for 2002. The decrease in revenues of $79,179 for the three month period ended September 28, 2003 compared to the year earlier period was primarily due to the grand opening last year. Accordingly, the comparison between the 2003 and 2002 nine month periods are not indicative of growth in our operations.


         COSTS OF COMPANY RESTAURANT SALES

         Health Express' cost of company restaurant sales for the nine month period ended September 28, 2003 was $648,306, compared with $378,291 for same period in 2002. The increase in cost of company restaurant sales for the nine month period of 2003 was higher mainly due to 9 months of expenses in 2003. For the three month periods ending September 28, 2003 and September 29, 2002, Health Express' cost of company restaurant sales were $192,679 and $260,392, respectively. The cost of company restaurant sales in the three and nine month periods ended September 29, 2002 was attributable to pre-opening expenses of the Boca Raton restaurant.


         OTHER EXPENSES

         Health Express had other expenses, which included compensation, depreciation and general and administrative expenses, totaling $1,021,041 for the nine month period ended September 28, 2003 and totaling $407,632 for the three month period ended September 28, 2003. These expenses equaled $496,511 and $185,732 in the same periods of 2002. The increase of $524,530 and $221,900 for the nine months and three months ended September 28, 2003, respectively, was mainly due to an increase in general and administrative expenses. Depreciation also increased in 2003 because there was 9 months of depreciation expense, compared with 3 1/2 months for 2002.


         NET LOSS

         Health Express had a net loss for the nine month period ended September 28, 2003 of $1,265,116 or $0.12 per share. In the same period for 2002, Health Express has a net loss of $829,827 or $0.09 per share. The increase in net loss of $435,289 was attributable mainly to increases in other expenses and interest expenses. Interest expense included $77,500 for the beneficial conversion feature for the Cornell Capital Partners and Bleiwise convertible debentures, and $75,000 for the Equity Line of Credit. For the three month periods ended September 28, 2003 and September 29, 2002, Health Express had net losses of $450,651 and $310,164, respectively.


RESULTS ON A SEPARATED BASIS


         HEALTH EXPRESS USA, INC. - SEPTEMBER 28, 2003 AS COMPARED TO SEPTEMBER 29, 2002

         The loss for the nine month period ending September 28, 2003 of $1,072,211 includes interest on the $250,000 convertible debentures of $145,969, and commissions expense of $20,000 and professional fees of $37,500 related to the Equity Line of Credit. An additional $14,583 was recorded in professional fees for the 250,000 shares issued to Capital Research Group, Inc. for management and public relations consulting. The Company recorded a charge for the issuance of 100,000 warrants to Hawk Associates, Inc. in the amount of $30,695. The Company also recorded $15,000 in interest for the beneficial conversion feature of the Bleiwise debenture.

         The loss for the nine month period ending September 29, 2002 of $464,069 includes stock compensation of $79,979 paid to officers and employees and $46,368 for modification of stock options issued in a prior year (non-cash). The exclusion of these non-cash items and depreciation of $33,304 results in a proforma loss of $304,378.


         HEALTHY BITES GRILL OF BOCA, INC.

         On May 7, 2001 the Company entered into a lease for a pre-existing freestanding fast-food restaurant in Boca Raton, Florida. The building is approximately 3,900 square feet and is centrally located near a major mall, a business district and residential neighborhoods of upscale homes, townhouses and apartments. The shopping mall, in very close proximity, is a popular destination for shoppers in Boca Raton, Florida, a city well known for its affluent communities. Close to the major highway and two major thoroughfares, we believe this restaurant represents the ideal combination of location and demographics for the Company's restaurant theme and products. This restaurant began operations on June 24, 2002 through a wholly-owned subsidiary, Healthy Bites Grill of Boca, Inc., a Florida corporation organized on May 7, 2001.

         The lease for this location is for a five-year period with two five-year options, with initial monthly rental payments of $8,333 plus common area maintenance of approximately $1,900 and real estate taxes of approximately $1,400. During the third quarter of 2003, the total amount of the monthly payments has been reduced, as the common area maintenance payments have been removed due to a re-negotiation of the lease.

         For the nine and three months ending September 28, 2003, the Boca Raton restaurant reported revenues of $577,365 and $171,276, respectively, and losses of $189,770 and $68,838, respectively.

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


         HEALTH EXPRESS FRANCHISE COMPANY

         On July 10, 2001 the Company entered into an agreement with Francorp, Inc., a major franchise-consulting group, to develop and implement a comprehensive franchise program. This program provides assistance in various phases including:

         o        Strategic Planning and Program Structure

         o        Franchise Documentation

         o        Franchise Operations Manuals

         o        Franchise Marketing Plan

         o        Franchise Sales Consulting

         o        One Year Consulting Services

         Francorp, with the assistance of the Company, has completed a review draft of the Operations Manuals and a Recipe and Prep Book. The Operations Manuals and Recipe and Prep book outline specific operational procedures with recommended guidelines for menu item pricing and labor costs. These recommended guidelines are strictly implemented at the new Boca Raton restaurant, and serve as the prototype for future franchisee operations. The Company began franchising efforts on October 1, 2002.

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

         On February 20, 2003, the Company sold its first franchise to one of the Company's directors. The franchisee has identified a location and is currently building out a restaurant located in South Florida, with an expected opening in the first quarter of 2004. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. The franchise fee received by Health Express during the nine months ending September 28, 2003 was $30,000, plus an additional $5,000 advertising deposit. On October 1, 2003, the Company sold its second franchise the same director of the Company. The franchisee has identified a location and is currently building out a restaurant located in South Florida which should open in the first quarter of 2004. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration.

LIQUIDITY AND CAPITAL RESOURCES

         As of November 7, 2003 Health Express has approximately $18,000 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy Health Express' need for working capital for the short term.

         Cash used in operating activities during the nine months period ended September 28, 2003 was $729,732, compared to $466,417 for the same period a year earlier. The increase of $263,315 was mainly due to the increase in Health Express' net loss for the nine month period ended September 28, 2003.

         Cash used in investing activities was $1,090 for the nine month period ended September 28, 2003, compared to cash used in investing activities of $399,551 in the same period for 2002. The decrease in cash used in Health Express from investing activities was attributable to the fact that Health Express did not purchase significant property or equipment during the nine months ended September 28, 2003 compared with purchases of property and equipment totaling $516,868 during the same period in 2002 for the opening of the Boca Raton restaurant.

         Cash provided by from financing activities during the nine months period ended September 28, 2003 was $765,750, compared to $683,184 for the same period a year earlier. The increase of $82,566 for the 2003 period was mainly due to the proceeds from the issuance of convertible debentures and a promissory note in the 2003 period, however, offset to some extent by a decrease in proceeds received from stock issuances.

         Health Express also received $155,750 in new loans from related parties during the nine months ended September 28, 2003. There is no assurance that these individuals would be willing to make such loans in the future, or if such loans were available, that they would be at terms acceptable to Health Express. Management realizes that Health Express must ultimately be able to generate sufficient cash flows from the profitable operation of the business to allow it to successfully sustain itself independent of outside capital and loans.

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

         On January 17, 2003, Health Express sold $250,000 of convertible debentures to Cornell Capital Partners. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible at the Cornell Capital Partners' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, Health Express has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. Health Express has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, Cornell Partners shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed by Health Express with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. During the period ending September 28, 2003, the Company recorded $62,500 of interest expense due to the beneficial conversion calculation based on 80% of the average closing bid price for the three lowest days of the five trading days preceding January 17, 2003. $75,000 of the debenture was redeemed during the three-month period ended September 28, 2003.

         On October 3, 2003, the Company issued a convertible debenture to Charles D. Bleiwise for $60,000 in consideration of a professional fee invoice paid by him for the Company's benefit. The debenture has the same features as the debenture to Cornell Capital Partners except that when the debentures are converted, the shares will be restricted shares. The Company recorded an interest charge of $15,000 to account for the imbedded beneficial conversion feature.

         On March 13, 2003, Health Express entered into an Equity Line of Credit Agreement with Cornell Capital Partners. This agreement also terminated an Equity Line of Credit Agreement dated January 16, 2003, with substantially identical terms except that the January agreement contained impermissible conditions. In addition, the warrant in the January agreement was terminated. The March 2003 agreement eliminated the impermissible conditions. Under the March agreement, Health Express may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, Health Express is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit has been registered with the Securities and Exchange Commission and the registration statement was declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares will be equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice Health Express shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners received a one-time commitment fee of $90,000, of which $75,000 has been paid in cash and the balance was paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5% of each advance.

         In addition, Health Express entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express paid a one-time placement agent fee on March 31, 2003 of 9,524 shares of common stock equal to approximately $10,000 based on Health Express' stock price on January 24, 2003.

         On July 24, 2003, the registration statement relating to shares issued under the Equity Line of Credit was declared effective by the SEC. On July 25, 2003, the Company raised cash through the execution of a promissory note in favor of Cornell Capital Partners in the face amount of $300,000. This note had a 90-day term and was repaid by the due date. The Company recorded commissions of $30,000 and professional fees of $57,315 on this transaction. At September 28, 2003, the outstanding balance of the promissory note was $100,000, which has subsequently been fully repaid.

         On October 17, 2003, Health Express made a draw on the Equity Line of Credit for $25,000 from the sale of 43,589 shares of the Company's stock. . On October 31, 2003, the Company raised additional cash through the execution of a promissory note with Cornell Capital Partners in the face amount of $100,000. Through November 7, 2003, the Company has made a draws in the total amount of $325,000, selling 680,885 shares under the Equity Line of Credit.

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

ITEM 3.  CONTROLS AND PROCEDURES


(A)  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level.


(B)  CHANGES IN INTERNAL CONTROLS

         There were no significant changes in Health Express' internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES

         During the nine-month period ended September 28, 2003 the Company issued the following unregistered securities.

                                                                                    DATE     SHARES ISSUED            TOTAL

Issuance of 142,858 shares of restricted stock at $0.35 per share -
  Section 4(2) - to Susan Greenfield, a director of Health Express              03/30/03           142,858       $   50,000

Issuance of 9,524 shares of restricted stock at $0.35 per share for
  services rendered by TN Capital Equities, Ltd.                                03/31/03             9,524       $    3,333

Issuance of 10,000 shares of restricted stock at $0.35 for interest to
  Daniel Sartori Trust                                                          04/25/03            10,000       $    3,500

Issuance of 250,000 shares of restricted stock at $0.35 for services
  rendered by Capital Research Group, Inc.                                      09/12/03           250,000       $   87,500

Issuance of 680,885 shares under the Equity Line of Credit to Cornell           7/24/03
  Capital Partners                                                              through
                                                                                11/7/03            680,885       $  325,000


         The Company also issued warrants for the purchase of 100,000 shares of common stock to Hawk Associates, Inc. on July 28, 2003. The warrants have a 5-year term and were issued with an exercise price of $0.55 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS:

EXHIBIT NO.         DESCRIPTION                                          LOCATION
-----------         -----------                                          --------

3.1                 Articles of Incorporation, as amended                Incorporated by reference to Exhibit 2 to Health
                                                                         Express' Form 10-SB on October 6, 1999

3.2                 Bylaws                                               Incorporated by reference to Exhibit 3(a) to
                                                                         Health Express' Form 10-SB filed on October 6,
                                                                         1999

3.3                 Articles of Incorporation of Healthy Bites Grill     Incorporated by reference to Exhibit 3(b) to Form
                    of Boca, Inc.                                        10-QSB filed on August 13, 2001

3.4                 Articles of Incorporation of Health Express          Incorporated by reference to Exhibit 3(b) to Form
                    Franchise Company                                    10-QSB filed on August 13, 2001

10.1                Warrants for 38,000 shares issued to Francorp, Inc.  Incorporated by reference to Exhibit 4 to Form
                                                                         10-QSB filed on August 13, 2001

10.2                Warrants for 2,000,000 shares issued to Rider        Incorporated by reference to Exhibit 4 to Form
                    Insurance Company                                    10-QSB filed on August 13, 2001

10.3                Lease between Health Express, Inc. and Saul          Incorporated by reference to Exhibit 10(a) to
                    Strachman                                            Health Express' Form 10-SB on October 6, 1999

10.4                Employment agreement of Bruno Sartori                Incorporated by reference to Exhibit 10 to Health
                                                                         Express' Form 10-QSB filed on November 14, 2000

10.5                Franchise Development Agreement with Francorp, Inc.  Incorporated by reference to Exhibit 10(c) to
                                                                         Form 10-QSB filed on August 13, 2001

10.6                Lease between Healthy Bites Grill of Boca, Inc.      Incorporated by reference to Exhibit 10 to Form
                    and Lester M. Entin Associates                       10-QSB filed on May 14, 2001

10.7                Lease between Crown Diversified Industries and       Incorporated by reference to Exhibit 10 to Form
                    Health Express, In. dated May 2, 2002                10-QSB filed on May 15, 2002

10.8                Standard Asset Purchase Contract and Receipt dated   Incorporated by reference to Exhibit 99.2 to Form
                    July 19, 2002                                        8-K filed on October 9, 2002

10.9                Fourth Addendum to Standard Asset Purchase           Incorporated by reference to Exhibit 99.3 to Form
                    Contract and Receipt dated September 23, 2002        8-K filed on October 9, 2002

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

10.12               Lease Amendment and Assignment Agreement dated       Incorporated by reference to Exhibit 99.6 to Form
                    September 18, 2002                                   8-K filed on October 9, 2002


10.13               Addendum to Lease Amendment and Assignment           Incorporated by reference to Exhibit 99.7 to Form
                    Agreement dated September 23, 2002                   8-K filed on October 9, 2002

10.14               Escrow Agreement dated September 23, 2002            Incorporated by reference to Exhibit 99.8 to Form
                                                                         8-K filed on October 9, 2002

10.15               Franchise Agreement between Health Express           Incorporated by reference to Exhibit 10.9 for
                    Franchise Company and Susan Greenfield               Form 10-KSB filed on March 26, 2003

10.16               Equity Line of Credit Agreement dated March 13,      Incorporated by reference to Exhibit 10.19 to
                    2003 between the Registrant and Cornell Capital      Amendment No. 1 to Form 10-KSB filed on April 21,
                    Partners LP                                          2003

10.17               Registration Rights Agreement dated March 13, 2003   Incorporated by reference to Exhibit 10.20 to
                    between the Registrant and Cornell Capital           Form 10-KSB filed on March 26, 2003
                    Partners, LP

10.18               Escrow Agreement dated March 13, 2003 among the      Incorporated by reference to Exhibit 10.21 to
                    Registrant, Cornell Capital Partners, LP, Butler     Form 10-KSB filed on March 26, 2003
                    Gonzalez, LLP

10.19               Securities Purchase Agreement dated January 17,      Incorporated by reference to Exhibit 10.22 to
                    2003 among the Registrant and the Buyers             Form 10-KSB filed on March 26, 2003

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

10.22               Investor Registration Rights Agreement dated March   Incorporated by reference to Exhibit 10.25 to
                    13, 2003 between the Registrant and the Investors    Form 10-KSB filed on March 26, 2003

10.23               Placement Agent Agreement dated March 13, 2003       Incorporated by reference to Exhibit 10.26 to
                    among the Registrant, NT Capital Equities, Ltd.      Form 10-KSB filed on March 26, 2003
                    and Cornell Capital Partners LP

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


10.29               July 28, 2003 Agreement between Health Express       Provided herewith
                    USA, Inc. and Hawk Associates, Inc.

10.30               July 28, 2003 Warrant issued to Hawk Associates,     Provided herewith
                    Inc. to purchase 100,000 shares of common stock

10.31               August 8, 2003 Consulting Agreement between Health   Provided herewith
                    Express USA, Inc. and Capital Research Group, Inc.

10.32               September 5, 2003 Consulting Agreement between       Provided herewith
                    Health Express USA, Inc. and Capital Research
                    Group, Inc.

10.33               Debenture dated October 3, 2003 between Health       Provided herewith
                    Express USA, Inc. and Charles D. Bleiwise

31.1                Certification by Chief Executive Officer pursuant    Provided herewith
                    to 15 U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

31.2                Certification by Chief Financial Officer pursuant    Provided herewith
                    to 15 U.S.C. Section 7241, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

32.1                Certification by Chief Executive Officer pursuant    Provided herewith
                    to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002

32.2                Certification by Chief Financial Officer pursuant    Provided herewith
                    to 18 U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002



         (B)  CURRENT REPORT ON FORM 8-K DURING THE QUARTER ENDED
         SEPTEMBER 28, 2003:

         Current Report on Form 8-K during the quarter ended September 28, 2003:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEALTH EXPRESS USA, INC.
                                       (REGISTRANT)

November 12, 2003                      /s/ Douglas Baker
                                       -----------------------------------------
Date                                   Douglas Baker, President

November 12, 2003                      /s/ Patricia Durante
                                       -----------------------------------------
Date                                   Patricia Durante, Chief Financial Officer