Form 10KSB
period 2003-12-31
HEALTH EXPRESS USA INC
filed 2004-03-29
CIK 1070050

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    FOR THE FISCAL YEAR ENDED                           COMMISSION FILE NO.
        DECEMBER 28, 2003                                     02-27569


                            HEALTH EXPRESS USA, INC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


             FLORIDA                                      65-0847995
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

Issuer's revenues for its most recent fiscal year.   $749,450

Based on the closing sale price on March 26, 2004, the aggregate market value of the voting common stock held by non-affiliates of Health Express is $1,687,879.

As of March 24, 2004, Health Express had 13,387,055 shares of common stock outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 28, 2003


                                TABLE OF CONTENTS

PART I.........................................................................1
   FORWARD-LOOKING STATEMENTS..................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS DEVELOPMENT................................1
   ITEM 2.  DESCRIPTION OF PROPERTY............................................6
   ITEM 3.  LEGAL PROCEEDINGS..................................................6
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................7

PART II........................................................................7
   ITEM 5.  MARKET FOR HEALTH EXPRESS USA, INC.'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS......................................7
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.......................................11
   ITEM 7.  FINANCIAL STATEMENTS..............................................19
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................19
   ITEM 8A. CONTROLS AND PROCEDURES...........................................19

PART III......................................................................20
   ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ............. 20
   ITEM 10. EXECUTIVE COMPENSATION............................................21
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....24
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................26

PART IV.......................................................................28
   ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K............28
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................31

FINANCIAL STATEMENTS.........................................................F-1

                                     PART I


                                INTRODUCTORY NOTE

FORWARD-LOOKING STATEMENTS

         This Form 10-KSB contains "forward-looking statements" relating to Health Express USA, Inc. ("Health Express") which represent Health Express'
current expectations or beliefs including, but not limited to, statements concerning Health Express' operations, performance, financial condition and growth. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel, variability of quarterly results, and the ability of Health Express to continue its growth strategy and competition, certain of which are beyond Health Express' control. Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

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

ITEM 1. DESCRIPTION OF BUSINESS DEVELOPMENT

         Health Express was incorporated in Florida on July 2, 1998 for the purpose of developing a health and gourmet fast food restaurant for franchising. On April 10, 2000, Health Express began operations of its first restaurant, Healthy Bites Grill, in Fort Lauderdale, Florida. Health Express operated the restaurant through a wholly owned subsidiary, Healthy Bites Grill, Inc. ("HBG"), incorporated in Florida on January 26, 1999. The restaurant equipment and supplies were sold on September 23, 2002 to an unaffiliated third party buyer. The lease between Health Express and the landlord, which expired on January 31, 2004, was assigned to the buyer, but Health Express remained as a guarantor until January 31, 2004. As of the date of this filing, the obligation related to this lease has been satisfied. HBG is currently an active corporation but has not conducted business since the sale of the assets on September 23, 2002. Its activity was shown as discontinued operations in the accompanying financial statements for the year ending December 29, 2002.

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

INDUSTRY OVERVIEW

         Health Express' vision is to merge three industries: fast food, quick casual operations and health food restaurants. The fast food industry, a staple of the American consumer, is a multi- billion-dollar industry of which Health Express is a part. We believe this industry is dominated by hamburger chains, followed by chicken, Mexican and Italian food segments.

         Dining out and dining fast are not the only trends when it comes to food. An increasing number of Americans are developing a healthy appetite for healthy eating, and that trend is growing(1). As the millennium began, Americans were spending a combined $32.1 billion a year on natural and organic products(2), up 14% from 1999 and up dramatically from the $4.2 billion in sales in 1990(3). Forty-eight percent of consumers use organic products at least occasionally, and retail sales of organic products- about $9 billion in 2001 are expected to grow by about 20% a year, reaching $20 billion by 2005(4). We believe that the trend toward a lifestyle balanced by proper exercise and nutrition naturally leads the health conscious consumer to look for a place to eat that will provide healthy and tasty foods at a reasonable price, without sacrificing convenience. Health Express seeks to fill this current void in the fast food industry.

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

         The restaurant equipment and supplies were sold on September 23, 2002 to an unaffiliated third party buyer, Richard A. Weitz and his assignee, Roll-A-Round Real Roast Beef, Inc., a closely-held Florida corporation. The assets purchased by Weitz included equipment and supplies which Health Express used at its restaurant operation located 1538-A East Commercial Blvd., Fort Lauderdale, Florida. The sales price was $120,000 cash paid by Weitz at closing, less credits for repairs, taxes, broker commissions, attorney's fees and costs, and an escrow of $12,500 of the sales price for any outstanding sales taxes or other liabilities for the 90 days following the closing of the transaction. The balance of the escrow funds have been forfeited by Health Express. The sales price was determined through arms'-length negotiation between Health Express and Weitz. There was no relationship, material or otherwise, between Health Express or any of its affiliates, officers or directors, or any associate of any such directors or officers and Weitz or Roll-A-Round. The lease between Health Express and the landlord which expired on January 31, 2004 was assigned to Roll-A-Round and Health Express agreed to remain as a guarantor on the lease until January 31, 2004. As of the date of this filing, the obligation related to this lease has been satisfied.

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

         Management believes that Health Express' future success lies in building customer relationships, pursuing new customers and improving the buying and warehousing of inventory to increase gross margins. Management believes that a significant customer base can be built by implementing an expansion program of additional restaurants, whether company-owned or franchised, and by designing sales and marketing programs to target South Florida areas.

         We believe that new emphasis on consumer eating habits toward more healthy and nutritious foods, a robust retail market and a commercial and residential construction boom combine to create a dynamic business climate in South Florida. We believe that South Florida offers business a prime geographic location in areas that are quickly becoming "the place" for high tech companies-with global communications facilities, breathtaking views, art and culture, good higher education, first- rate housing, parks and open space, and unrivaled shopping and nightlife.

         SERVICES AND DISTRIBUTION

         All foods are prepared in the on-site kitchen. Customers can choose to eat inside our restaurant, within very pleasant and clean surroundings, or order meals for take-out or via our drive-thru facility. Food products are delivered directly to the restaurant from the various suppliers on a regular basis.

         COMPETITIVE BUSINESS CONDITIONS

         Health Express has substantial competition from the several existing fast food chains offering conventional fast food near our present location. However, they offer only a limited selection of health food items. In fact, these competitors are the ones that offer the type of fast food that we believe the health conscious American consumer is now avoiding.

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

         SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

         Health Express has selected to carry and use several products with national brand name recognition, which we believe consumers already identify with as high quality products in the health food industry. The products include meal supplements such as Met-Rx protein shakes, Myoplex protein shakes, and numerous other recognized supplements.

         Food distributors include US Foods for bulk service ingredients, J&B Produce for greens and sprouts, Spiegel for buffalo and sirloin meats and Elite for various produce. Health Express does not have contracts with the above suppliers but has established wholesale purchase arrangements for bulk purchases, as is industry practice. Management believes that there are ample additional sources of supplies should one of the above vendors be unable to serve our restaurants.

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

         There are currently six employees at the corporate level and approximately 20 employees at the Boca Restaurant, of which 10 are full time and 10 are part time. None of the present employees are represented by a labor union. Health Express considers its employee relations to be good.

         We believe that each additional restaurant location, whether company-owned or franchised, will require approximately 12 to 20 employees. Health Express will require accounting on a regular basis from all locations for centralized management reporting of results of operations, accomplished through the use of a standard point-of-sale system by all restaurant operations.

         Health Express, presently, does not own or plan to own any real estate.

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

         HEALTH EXPRESS HAS HISTORICALLY LOST MONEY AND LOSSES MAY CONTINUE IN THE FUTURE, WHICH MAY CAUSE US TO CURTAIL OPERATIONS

         Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 28, 2003, we lost $2,046,340. Health Express has not been profitable since inception. Our accumulated deficit was $9,921,024 as at the end of December 28, 2003. Future losses are likely to occur, as we are dependent on spending money to pay for operation of our restaurant and development and marketing of our franchise program. No assurances can be given that we will be successful in reaching or maintaining profitable operations. Accordingly, we may experience liquidity and cash flow problems despite the closing of our Fort Lauderdale restaurant and the signing of our first two franchisees. If our losses continue, our ability to operate may be severely impacted.

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

         WE HAVE BEEN THE SUBJECT OF A GOING CONCERN OPINION FROM DECEMBER 28, 2003 AND DECEMBER 29, 2002 FROM OUR INDEPENDENT AUDITORS, WHICH MEANS THAT WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE CAN BECOME PROFITABLE OR OBTAIN ADDITIONAL FUNDING

         Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 28, 2003 and December 29, 2002, which states that the financial statements raise substantial doubt as to Health Express' ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We expect to be able to continue operations for 12 months with the cash currently on hand, anticipated from our operations and from the equity line of credit agreement provided by Cornell Capital Partners LP ("Cornell Capital Partners"), which was signed in March 2003. Based on our current budget assessment, and excluding any acquisitions which may occur in 2004, we believe that we may need to obtain approximately $1.3 million in additional debt or equity capital from one or more sources to fund operations for the next 12 months. These funds are expected to be obtained from the sale of securities, including the sale of stock under the equity line of credit.

         WE ARE SUBJECT TO A WORKING CAPITAL DEFICIT, WHICH MEANS THAT OUR CURRENT ASSETS ON DECEMBER 28, 2003 WERE NOT SUFFICIENT TO SATISFY OUR CURRENT LIABILITIES AND, THEREFORE, OUR ABILITY TO CONTINUE OPERATIONS IS AT RISK

         We had a working capital deficit of $683,306 at December 28, 2003, which means that our current liabilities as of that date exceeded our current assets on December 28, 2003 by $683,306. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 28, 2003 were not sufficient to satisfy all of our current liabilities on that date. If our ongoing operations do not begin to provide sufficient profitability to offset the working capital deficit we may have to raise capital or debt to fund the deficit or curtail future plans.

         OUR COMMON STOCK MAY BE AFFECTED BY LIMITED TRADING VOLUME AND MAY FLUCTUATE SIGNIFICANTLY, WHICH MAY AFFECT SHAREHOLDERS' ABILITY TO SELL SHARES OF OUR COMMON STOCK

         Prior to this filing, there has been a limited public market for our common stock and there can be no assurance that a more active trading market for our common stock will develop. An absence of an active trading market could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. These fluctuations may also cause short sellers to enter the market from time to time in the belief that Health Express will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time. The factors may negatively impact shareholders' ability to sell shares of the Company's common stock.

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

         WE COULD FAIL TO ATTRACT OR RETAIN KEY PERSONNEL, WHICH COULD BE DETRIMENTAL TO OUR OPERATIONS

         Our success largely depends on the efforts and abilities of key executives, including Douglas Baker, our Chief Executive Officer, Ray Nevin, our President, and Marco D'Alonzo, our Chief Operating Officer and Secretary. The loss of the services of Mr. Baker, Mr. Nevin or Mr. D'Alonzo could materially harm our business because of the cost and time necessary to replace and train a replacement. Such a loss would also divert management attention away from operational issues. We do not presently maintain key-man life insurance policies on Mr. Baker, Mr. Nevin or Mr. D'Alonzo. We also have other key employees that manage our operations and if we were to lose their services, senior management would be required to expend time and energy to replace and train replacements. To the extent that we are smaller than our competitors and have fewer resources we may not be able to attract the sufficient number and quality of staff.

         OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT OR IMPOSSIBLE TO EVALUATE OUR PERFORMANCE AND MAKE PREDICTIONS ABOUT OUR FUTURE

         Health Express has had operations for less than five years and has just signed an agreement with its first two franchisees. Based on this limited operating history and the infancy or our franchising program, it is difficult or impossible for us to evaluate our operational and financial performance, or to make accurate predictions about our future performance. While we believe that we have refined our operational systems so that we can offer a true turn-key program to a franchisee, there is no assurance that our franchisee program will be successful or well received by potential franchisees.

ITEM 2. DESCRIPTION OF PROPERTY

         Health Express leases approximately 1,400 square feet for its corporate headquarters located at 1761 W. Hillsboro Blvd, Suite 203, Deerfield Beach, Florida. The lease commenced on May 15, 2002 for a term of three years. The monthly rent is $1,400. Additional rent of $816.67 plus sales tax is adjusted annually as set forth in the lease.

         The Boca Restaurant, located at 21300 St. Andrews Boulevard, opened on June 24, 2002 and is adjacent to the city's major shopping mall which is approximately two miles from the north/south interstate. The Boca Restaurant is a freestanding building, previously used as a fast food restaurant with an existing drive-thru facility. On May 7, 2001, Health Express entered into a five-year lease, with two five-year options. Initial monthly rental payments are $8,333 plus common area maintenance of $1,900 and real estate taxes of $1,400. During the third quarter of 2003, the total amount of the monthly payments has been reduced, as the common area maintenance payments have been deferred due to a re-negotiation of the lease. If there have been no defaults by the Company under the lease and on the last day of the lease term, all sums due to the landlord have been paid by the Company, then the deferred amount will be forgiven by the landlord. The amount of deferred costs contingently due by the Company totaled $12,381 at December 28,2003. The Company believes there have been no defaults under the lease. If a default were to occur, the Company would immediately record the deferred costs as a liability.

         This restaurant is approximately 4,000 square feet with a capacity of inside seating for approximately 98 customers. Located within a strip mall, it offers ample parking and easy access for both northbound and southbound traffic.

         In December 2003, the Company recognized an impairment loss on the Boca Raton restaurant fixed assets pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The restaurant has had recurring losses from operations since its June 2002 inception, which has caused the carrying amount of the fixed assets to be deemed impaired. Management estimates the assets' fair value at approximately $50,000 based on current sales of similar operations and current market conditions. The net book value (the carrying value) of the fixed assets have been written down by $403,411 to $50,000 and an impairment loss has been recorded in the statement of operations for the year ending December 28, 2003.

ITEM 3. LEGAL PROCEEDINGS

         Health Express is not involved, nor has been involved in any legal proceedings since its inception.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any matters to a vote during the fiscal year ended December 28, 2003.

                                     PART II

ITEM 5. MARKET FOR HEALTH EXPRESS USA, INC.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Health Express' common stock currently trades on the Over-The-Counter Bulletin Board (OTC:BB) under the trading symbol "HEXS".

         The following table sets forth the highest and lowest bid prices for the common stock for each calendar quarter and subsequent interim period since January 1, 2002, as reported by the National Quotation Bureau, and represent interdealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

                                                BID PRICES
                                            ------------------
                                            HIGH          LOW
                                            -----        -----
               2002
               ----
               First Quarter                $1.25        $0.95
               Second Quarter               $1.97        $0.85
               Third Quarter                $1.40        $0.30
               Fourth Quarter               $1.50        $0.43

               2003
               ----
               First Quarter                $1.25        $0.65
               Second Quarter               $1.00        $0.40
               Third Quarter                $0.85        $0.40
               Fourth Quarter               $0.67        $0.35

               2004
               ----
               First Quarter                $0.37        $0.14


         Health Express presently is authorized to issue 50,000,000 shares of Common Stock with $ 0.001 par value. As of March 24, 2004, there were 106 holders of record of Health Express' common stock and 13,387,055 shares issued and outstanding.

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

CHANGES IN SECURITIES

         During the years ended December 30, 2001, December 29, 2002 and December 28, 2003, Health Express issued the following unregistered securities:

                                                                                            SHARES
COMMON STOCK                                                                    DATE        ISSUED        TOTAL ($)
-------------------------------------------------------------------------     --------     --------    -------------
Conversion of 3,600 warrants at $0.35 per share by accredited investors,
unaffiliated to Health Express                                                01/01/01        3,600    $    1,260.00

Issuance of 100,000 restricted shares at $0.75 per share - Doug Baker         01/11/01      100,000    $   75,000.00

Issuance of 100,000 restricted shares at $0.75 per share - Bruno
Sartori                                                                       01/11/01      100,000    $   75,000.00

Issuance of 6,000 restricted  shares at $0.75 per share - to
unaffiliated third party for Advertising and Marketing Relations              01/26/01        6,000    $    4,500.00

Issuance of 1,000 restricted shares at $0.75 per share - Restaurant
Manager at Health Express                                                     01/26/01        1,000    $      750.00

Issuance of 500 restricted shares at $0.75 per share - Restaurant
Manager at Health Express                                                     01/26/01          500    $      375.00

Issuance of 6,000 restricted shares at $0.75 per share for - Bruno
Sartori                                                                       01/26/01        6,000    $    4,500.00

Conversion of 57,200 warrants at $0.35 per share by accredited
investors, unaffiliated to Health Express                                     01/30/01       57,200    $   20,020.00

Options exercised - 7,634 shares at $1.31 per share to Bruno Sartori          01/31/01        7,634    $   10,000.54

Conversion of 28,600 warrants at $0.35 per share by accredited
investors, unaffiliated to Health Express                                     01/31/01       28,600    $   10,010.54

Issuance of 29,000 restricted shares at $0.35 per share private
placement to accredited investors, unaffiliated to Health Express             02/22/01       29,000    $   10,150.00

Issuance of 500 restricted shares at $0.75 per share to restaurant
Manager for Health Express                                                    03/03/01          500    $      375.00

Issuance of 1,000 restricted shares at $0.75 per share to restaurant
Manager for Health Express                                                    03/03/01        1,000    $      750.00

Options exercised - 3,500 shares at $0.35 per share to Douglas Baker          03/03/01        3,500    $    1,225.00

Conversion of 23,000 warrants at $0.35 per share by accredited
investors, unaffiliated to Health Express                                     03/05/01       23,000    $    8,050.00

Options exercised - 3,500 shares at $0.35 per share to Marco D'Alonzo         03/07/01        3,500    $    1,225.00

Options exercised - 14,500 shares at $0.35 per share to Marco D'Alonzo        03/20/01       14,500    $    5,075.00

Issuance of 6,000 restricted  shares at $0.75 per share - to
unaffiliated third  party for Advertising and Marketing Relations             03/20/01        6,000    $    4,500.00

Conversion of 14,500 warrants at $0.35 per share by accredited
investors, unaffiliated to Health Express                                     03/20/01       14,500    $    5,075.00

Issuance of 40,000 shares of restricted stock at $0.75 per share-Marco
D'Alonzo                                                                      04/06/01       40,000    $   30,000.00

Issuance of 40,000 shares of restricted stock at $0.75 per
share-Douglas Baker                                                           04/06/01       40,000    $   30,000.00

Issuance of 20,000 shares of restricted stock at $0.75 per share-Bruno
Sartori                                                                       04/06/01       20,000    $   15,000.00

Issuance of 500 restricted shares at $0.75 per share to restaurant
Manager for Health Express                                                    04/06/01          500    $      375.00

Issuance of 1,000 restricted shares at $0.75 per share to restaurant
Manager for Health Express                                                    04/06/01        1,000    $      750.00

Options exercised - 17,200 shares at $0.35 per share to Marco D'Alonzo        04/10/01       17,200    $    6,020.00

                                                                                            SHARES
COMMON STOCK                                                                    DATE        ISSUED        TOTAL ($)
-------------------------------------------------------------------------     --------     --------    -------------
Issuance of 2,000 shares of restricted share at $0.75 per share-Edward
Meyer                                                                         04/10/01        2,000    $    1,500.00

Issuance of 6,000 shares of restricted stock at $0.75 per share - to
unaffiliated third party for Advertising and Marketing Relations              04/10/01        6,000    $    4,500.00

Conversion of 17,200 warrants at $0.35 per share by accredited
investors, unaffiliated to Health Express                                     04/10/01       17,200    $    6,020.00

Issuance of 1,666,667 shares at $0.60 per share private placement to
Rider Insuranc Company                                                        05/04/01    1,666,667    $    1,000.00

Issuance of 15,000 restricted shares at $0.75 per share - to
unaffiliated third party for Advertising and Marketing Relations              06/28/01       15,000    $   11,250.00

Issuance of 37,400 restricted shares at $1.00 per share - For
Franchise to Francorp                                                         07/23/01       37,400    $   37,400.00

Issuance of 2,000 restricted shares at $1.00 per share - to
unaffiliated third party contractor                                           07/23/01        2,000    $    2,000.00

Issuance of 15,000 restricted shares at $1.00 per share - to
unaffiliated third party Attorney                                             11/20/01       15,000    $   15,000.00

Issuance of 500 restricted shares at $0.25 per share - to employee            01/24/02          500    $      125.00

Issuance of 2,000 restricted shares at $0.25 per share - to Restaurant
Managers                                                                      01/24/02        2,000    $      500.00

Issuance of 16,700 restricted shares at $0.25 per share - to Bruno
Sartori                                                                       01/24/02       16,700    $    4,175.00

Issuance of 1,008,000 restricted stock at $0.25 per share - private offering to accredited investors, unaffiliated with Health Express,
and Susan Greenfield, who purchased 336,000 shares                            02/15/02      008,000    $  252,000.00

Issuance of 129,000 restricted stock at $0.75 per share - private
offering(a)                                                                   05/06/02      129,000    $   96,750.00

Issuance of 24,000 restricted stock at $0.75 per share - private
offering(a)                                                                   05/13/02       24,000    $   18,000.00

Issuance of 16,000 restricted stock at $0.75 per share - private
offering(a)                                                                   05/20/02       16,000    $   12,000.00

Issuance of 25,000 restricted stock at $1.50 per share - Bruno Sartori        05/28/02       25,000    $   37,500.00

Issuance of 25,000 restricted stock at $1.50 per share - to employee          05/28/02       25,000    $   37,500.00

Issuance of 96,000 restricted stock at $0.75 per share - private
offering(a)                                                                   06/03/02       96,000    $   72,000.00

Issuance of 64,000 restricted stock at $0.75 per share - private
offering(a)                                                                   06/21/02       64,000    $   48,000.00

Issuance of 16,000 restricted stock at $0.75 per share - private
offering(a)                                                                   07/10/02       16,000    $   12,000.00

Issuance of 300,000 restricted stock at $0.35 per share - private
offering(b)                                                                   09/06/02      300,000    $  105,000.00

Issuance of 142,858 restricted stock at $0.35 per share - private
offering(b)                                                                   10/18/02      142,858    $   50,000.00

Issuance of 200,000 restricted stock at $0.35 per share - private
offering(b)                                                                   10/23/02      200,000    $   70,000.00

Issuance of 5,000 restricted stock at $0.35 per share - interest
expense to Daniel Sartori trust, Bruno Sartori trustee                        11/21/02        5,000    $    1,750.00

Issuance of 25,000 restricted stock at $0.35 per share -  to Bruno
Sartori                                                                       12/05/02       25,000    $    8,750.00

Issuance of 10,000 restricted stock at $0.35 per share - to Patricia
Durante                                                                       12/05/02       10,000    $    3,500.00

Issuance of 142,858 shares of restricted stock at $0.35 per share -
Section 4(2) - to Susan Greenfield, a director of Health Express              03/30/03      142,858    $   50,000.00

Issuance of 9,524 restricted stock at $0.35 per share - to
unaffiliated third party contractor                                            3/31/03        9,524    $    3,333.00

                                                                                            SHARES
COMMON STOCK                                                                    DATE        ISSUED        TOTAL ($)
-------------------------------------------------------------------------     --------     --------    -------------
Issuance of 10,000 restricted stock at $0.35 per share - interest
expense to Daniel Sartori trust, Bruno Sartori trustee                         4/04/03       10,000    $    3,500.00

Issuance of 250,000 restricted stock at $0.35 per share - to
unaffiliated third party contractor                                            9/12/03      250,000    $   87,500.00

----------
(a) Health Express sold 345,000 shares of common stock and warrants to accredited investors, unaffiliated with Health Express, under Rule 505 of Regulation D of the Securities Act, for total proceeds of $258,750. The offering was terminated on July 17, 2002.

(b) During 2002, Health Express sold 642,858 shares of common stock to accredited investors under Section 4(2) of the Securities Act at $.35 per share for total proceeds of $225,000.


         On January 17, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. In accordance with applicable accounting standards for such issuances, the Company recorded an interest charge of $62,500 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $37,500 in professional fees, $20,000 in commissions, and (as described below) $75,000 for the Equity Line of Credit commitment fee (recorded as interest expense); these amounts were withheld from the proceeds of the debenture at closing. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. $50,000 of the debenture was acquired and effectively redeemed by Charles D. Bleiwise for $60,000 on behalf of the Company, and $100,000 of the debenture was converted into 283,804 shares of common stock in fiscal year 2003.

         The Company, in August 2003, issued a convertible debenture to Mr. Bleiwise for $60,000 in consideration of the redemption described above. The debenture has the same features as the debenture to Cornell Capital Partners except that when the debenture is converted, the shares will be restricted shares. The Company recorded an interest charge of $15,000 at issuance to account for the imbedded beneficial conversion feature in the new $60,000 debenture. In August 2003, Mr. Bleiwise converted the $50,000 debenture acquired from Cornell into 151,515 shares of the Company's common stock.

         Outstanding   convertible  debentures  at  December  28,  2003  totaled
$160,000.

         On March 13, 2003, Health Express entered into an Equity Line of Credit Agreement with Cornell Capital Partners, L.P. This agreement also terminated an Equity Line of Credit Agreement dated January 16, 2003, with substantially identical terms except that the January agreement contained an impermissible condition relating to the requirement that an active bid exist for Health Express to make draws under the Equity Line of Credit. In addition, the warrant in the January agreement was terminated. The March 2003 agreement eliminated the impermissible condition. Under the March agreement, Health Express may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, the Company is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement was declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares is equal to 95% of, or a 5% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice Health Express shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners received a one-time commitment fee of $90,000, of which $75,000 was paid in cash on January 23, 2003, from the proceeds of the convertible debentures and the balance was paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5% of each advance. The net effect of the 5% discount at the 5% retainage is that Cornell Capital will pay 90.25% of the applicable closing bid price. In addition, Health Express entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express paid a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on Health Express' stock price on January 24, 2003.

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

DISCONTINUED OPERATIONS AND RESTATEMENT OF CERTAIN ITEMS ON HEALTH EXPRESS' FINANCIAL STATEMENTS

         In response to the filing of a Form SB-2 Registration Statement on April 4, 2003, the SEC requested that Health Express' financial statements for fiscal year 2002 be restated to account for the closure of the Fort Lauderdale restaurant in September 2002 as "discontinued operations" beginning with the period ended September 29, 2002, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144. This restatement was filed in July 2003. The result of the application of SFAS No. 144 is to consolidate a significant portion of Health Express' operations, assets and liabilities into "discontinued operations" beginning with the three month period ended September 29, 2002. This change effects the comparison between the year ended December 28, 2003 to the year ended December 29, 2002, as Health Express will no longer show revenues or costs from the operation of the Fort Lauderdale restaurant in continuing operations. Quantitatively, the net loss and stockholders' equity for Health Express in the restatement did not change from what was previously reported.

GOING CONCERN

         As reflected in Health Express' financial statements for the twelve months ended December 28, 2003, Health Express' accumulated deficit of $9,921,024 and its working capital deficiency of $683,306 raise substantial doubt about its ability to continue as a going concern. The ability of Health Express to continue as a going concern is dependent on Health Express' ability to raise additional debt or capital, including the ability to raise capital under the Equity Line of Credit. The financial statements for December 28, 2003 do not include any adjustments that might be necessary if Health Express is unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, and the valuation allowance offsetting deferred income taxes. The Company also reviews its property for possible impairment whenever events indicate that its carrying value may not be recoverable; such an impairment was determined to exist in December 2003, and certain fixed assets were written down to their estimated fair value. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed above, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for restaurant operations and franchising.

REVENUE RECOGNITION

         Revenue from restaurant sales is recognized at the time of the transaction with the customer, and since all sales are for cash or by credit cards, there are no trade receivables. Revenues are shown net of customer discounts or allowances taken at the time of the sale. The accounting for initial franchise fees is to defer the revenue recognition until the franchisee's restaurant operations commence. Once franchise activities begin, the Company will record revenues from franchise activities in accordance with applicable accounting standards for franchisors.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to five years. Expenditures for routine maintenance and repairs are charged to expense as incurred. The Company reviews its property for possible impairment whenever events indicate that its carrying value may not be recoverable. Impairment is determined to exist when the carrying amount of property exceeds the sum of future net undiscounted cash flows. If an impairment exists, the property is written down to its estimated fair value. See note 2 in the accompanying financial statements for a description of an impairment write-down recorded in 2003.

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

         In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company has historically accounted for, and will continue to account for, its employee stock based compensation under the fair value based method provisions of SFAS No. 123, therefore, the issuance of SFAS No. 148 did not have any impact on the Company's financial position, results of operations or cash flows.

SEGMENT REPORTING

         Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company's operations are now defined as consisting of two operating segments, restaurant operations and franchising. During the quarter ended June 30, 2001, the Company began its franchising efforts, but has yet to generate any revenues from this activity. Franchising operations reported an operating loss for the years ended December 28, 2003 and December 29, 2002 of $3,152 and $7,758, respectively. The remainder of the Company's loss is attributable to its restaurant operations. The franchising segment has no depreciation or amortization, and the only asset is a minimal amount of cash.

RESULTS OF OPERATIONS

         FOR THE YEAR ENDED DECEMBER 28, 2003, COMPARED TO THE YEAR ENDED DECEMBER 29, 2002

         REVENUES

         Health Express reported net revenues of $749,450 and $470,059 for the years ended December 28, 2003 and December 29, 2002, respectively. This increase in net revenues of $279,391 was primarily attributable to a full year of sales at Health Express' Boca Raton, Florida restaurant, which opened June 24, 2002 and the reclassification of the Fort Lauderdale restaurant as discontinued operations. Accordingly, the comparison between the two years is not indicative of growth in our operations. The sales at Health Express' Fort Lauderdale, Florida restaurant decreased over the comparable period in the prior year. On September 23, 2002, Health Express sold the restaurant equipment and supplies of its Fort Lauderdale, Florida restaurant to an unrelated party. As a result, Health Express currently has one restaurant location: the Boca Raton, Florida restaurant. On February 20 and September 30, 2003, Health Express sold its first and second franchises to one of Health Express' directors. Both of the franchised restaurants should open in the second quarter of 2004.

         COST OF COMPANY RESTAURANT SALES

         Health Express reported cost of company restaurant sales of $844,120, or 113% of net revenues, for the year ended December 28, 2003. In the comparable period in the prior year, Health Express reported cost of sales of $616,546. This increase in cost of company restaurant sales of $227,574 was primarily attributable to cost of company restaurant sales at Health Express' new Boca Raton, Florida restaurant, which opened June 24, 2002, and the reclassification of the Fort Lauderdale restaurant as discontinued operations. Accordingly, the comparison between the two years is not indicative of a manifest change in our cost of company restaurant sales. Cost of sales consists primarily of food and paper costs, labor and occupancy costs.

             EXPENSES                                      2003           2002
             ----------------------------------------   ----------    ----------
             Food and paper                             $  273,795    $  171,097
             Labor                                         281,912       196,976
             Occupancy                                     131,333        68,562
             Marketing                                      53,708        33,643
             Repairs                                        12,306         8,722
             Pre-Opening expenses                                -        98,136
             Other                                          91,066        39,410

         The increase in these expenses was primarily attributable to a full year of expenses in 2003 in the Boca Raton, Florida restaurant which opened in June 2002.

         OTHER EXPENSES

         Other expenses consisted of the following expenses:

             EXPENSES                                      2003           2002
             ----------------------------------------   ----------    ----------
            Compensation                                $  467,690    $  321,593
            Depreciation                                   127,266        65,026
            General and administrative                     774,990       305,183
            Impairment loss on restaurant fixed assets     403,411            --


         Compensation expense increased by $146,097 to $467,690 in the year ended December 28, 2003 from $321,593 in the comparable period in the prior year. This increase was primarily attributable to the hiring of a full-time president. Depreciation expense increased by $62,240 to $127,266 from $65,026 in the comparable period in the prior year. This increase was primarily attributable to a full year of depreciation for the Boca Raton restaurant. General and administrative expenses increased to $774,990 in the year ended December 28, 2003 from $305,183 in the comparable period in the prior year. This increase of $469,807 was primarily attributable to increased insurance and professional fees in 2003. General and administrative expenses consisted primarily of the following expenses: professional fees, advertising and insurance. The Company recorded an impairment loss on restaurant fixed assets of $403,411 in the year ended December 28, 2003 due to recurring cash flow losses at the restaurant. The fixed assets were written down to fair value per SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

         NET LOSS

         Health Express reported a consolidated net loss of $2,046,340 or $(0.19) per basic and diluted common share for the year ended December 28, 2003, compared to a loss of $1,069,054 or $(0.11) per basic and diluted common share for the year ended December 29, 2002. Health Express began restaurant operations on April 10, 2000 and reported revenues in 2003 of $749,450 compared to revenues for 2002 of $470,059. Restaurant operations reported a total loss of $94,670 for 2003 compared to $146,487 for 2002. The Fort Lauderdale restaurant is shown as discontinued operations on the financial statements. The decrease in the loss is attributed to the absence of pre-opening expenses where no revenues were generated (see Restaurant Operations below). Non-cash expenses, principally stock, warrants and stock options compensation are included in the consolidated loss for the year 2003 and 2002. The following summary sets forth cash and non-cash expenses for the year 2003 and 2002.

                                                        2003            2002
                                                    -----------     -----------
Restaurant revenues                                 $   749,450     $   470,059
Food, labor, controllable and other restaurant
  expenses                                              844,120         616,546

Loss from restaurant operations                         (94,670)       (146,487)

Other cash expense:
General and administrative                           (1,175,069)       (486,820)
Franchise operations                                     (3,152)         (7,758)

Discontinued operations, including the loss on
  the disposal of property and equipment in 2002             --        (222,794)

Non-cash expenses:
Depreciation                                           (127,266)        (65,026)
Stock and stock options compensation                   (242,772)       (140,169)
Impairment loss on restaurant fixed assets             (403,411)             --
Franchise operations-stock compensation                      --              --
                                                    -----------     -----------
Consolidated Loss                                   $(2,046,340)    $(1,069,054)
                                                    ===========     ===========

RESTAURANT OPERATIONS

         Restaurant operations reported sales, food, beverage and paper costs, labor, and controllable and other expenses for the year 2003 and 2002 as follows:

                                      2003         %          2002         %
                                   ---------    -------    ---------    -------
Sales                              $ 749,450               $ 470,059
Food, beverage and paper cost        273,795        36%      171,097        36%
Labor                                281,912        38%      196,976        42%
Controllable and other expenses      288,413        38%      248,473        53%
                                   ---------    -------    ---------    -------
Loss from restaurant operations    $ (94,670)              $(146,487)
                                   =========               =========

         Restaurant operations for 2003 reported the following on a quarterly basis:

                                    FOURTH        THIRD         SECOND        FIRST         TOTAL
                                  ---------     ---------     ---------     ---------     ---------
Sales                             $ 172,085     $ 171,276     $ 196,998     $ 209,091     $ 749,450
Food and paper cost                  69,263        63,995        69,057        71,480       273,795
%                                        40%           37%           35%           34%           --
Labor                                57,678        57,621        80,603        86,010       281,912
%                                        34%           34%           41%           41%           --
Controllable and other               68,873        71,063        77,610        70,867       288,413
%                                        40%           41%           39%           34%           --
                                  ---------     ---------     ---------     ---------     ---------
Loss from restaurant operations   $ (23,729)    $ (21,403)    $ (30,272)    $ (19,266)    $ (94,670)
                                  =========     =========     =========     =========     =========

DEMOGRAPHICS - CENSUS ANALYSIS

         A study of the demographics of the population based on Florida Census data as reported by the Federal Financial Institutions Examinations Council ("FFIEC") for the Boca Raton location reflects the following. The statistics are based on zip code and tract and represent census data from population within the location's zip code or tract.

                                                          BOCA RATON
              INCOME LEVEL                                  UPPER
              -------------------------                   ----------
              2001 Median Family Income                   $  90,024
              Tract Population                                4,572
              Median age of housing                               7
              Minority                                           7%


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

FRANCHISING OPERATIONS

         On July 10, 2001, Health Express entered into an agreement with Francorp, Inc., a franchise consulting group, to develop and implement a comprehensive franchise program. Under the Franchise Development Agreement, Francorp was paid $60,000 in cash, 37,400 shares of our common stock, and warrants to purchase 38,000 shares of our common stock. The Franchise Development Agreement requires Francorp to complete all of its work within one year. This program provides assistance in various phases including:

         o        Strategic planning and program structure

         o        Franchise documentation

         o        Franchise operations manuals

         o        Franchise marketing plan

         o        Franchise sales consulting

         o        One year consulting services

         Francorp, with the assistance of Health Express, has completed a review draft of the Operations Manuals and a Recipe and Prep Book. The Operations Manuals and Recipe and Prep book outline specific operational procedures with recommended guidelines for menu item pricing and labor costs. These recommended guidelines have been strictly implemented at the new Boca Raton restaurant, which will serve as the prototype for future franchisee operations. Health Express began franchising efforts on October 1, 2002.

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

         On February 20, 2003, Health Express sold its first franchise to one of Health Express' directors. The franchisee has started construction on a location in South Florida. The Franchise Agreement was entered into February 14, 2003 between Healthy Express Franchise Company and The Junie Corp. Under the Franchise Agreement, The Junie Corp. has the right to operate one Healthy Bites Grill restaurant, was obligated to pay an initial franchise fee of $30,000 and a grand-opening advertising fee of $5,000 at the time of signing of the agreement, and is obligated to pay continuing fees comprised of a royalty fee of 4% of gross revenue of the restaurant and an advertising fee of 3% of gross revenues of the restaurant. On September 30, 2003, the second franchise was sold to the same director of Health Express. The Franchise Agreement was entered into September 30, 2003 between Healthy Express Franchise Company and The Myrick Corporation with the same terms as the first franchise.

LIQUIDITY AND CAPITAL RESOURCES

         Health Express' financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Health Express incurred a net loss of $2,046,340 and $1,069,054 for the years ended December 28, 2003 and December 29, 2002, respectively, and has an accumulated deficit of $9,921,024 at December 28, 2003. Management recognizes that Health Express must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon Health Express obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that Health Express will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

         Health Express is at present meeting its current obligations from its monthly cash flows, which during 2002, 2003 and to date in 2004 has included cash from operations, investor capital, and loans from related parties. However, due to insufficient cash generated from operations, Health Express currently does not internally generated cash sufficient to pay all of its incurred expenses and other liabilities. As a result, Health Express is dependent on investor capital and loans to meet its expenses and obligations. Although investor funds and related party loans have allowed Health Express to meet its obligations in the recent past, there can be no assurances that Health Express' present methods of generating cash flow will be sufficient to meet future obligations. Historically, Health Express has, from time to time, been able to raise additional capital from sales of its capital stock, but there can be no assurances that Health Express will be able to raise additional capital in this manner. Health Express also received $155,750 in 2003 and $66,660 in 2002 of financing from three directors of Health Express. The notes payable bear interest at 5.5% per annum and are payable on December 31, 2004.

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

         Cash used in operating activities was $878,472 for the year ended December 28, 2003 compared to $642,214 for 2002. The increase in cash used was due primarily to the increased loss from continuing operations of $1,200,080, increased depreciation expense of $62,240 and an increase in accounts payable and accrued liabilities of $128,337. There were also increases in non-cash expenses of $240,103 relating to stock and convertible debt issuances, charges for options and warrants and the beneficial conversion charges on the convertible debenture, plus an increase in non-cash expenses of $403,411 for impairment loss on restaurant fixed assets.

         Cash used in investing activities was $3,520 in 2003 compared to $398,575 in 2002. This decrease was principally due to the purchase of property and equipment for the Boca Raton restaurant in 2002 of $518,607, which was partially offset by the sale of restaurant assets of $120,000 (which was the Fort Lauderdale, Florida restaurant).

         Cash provided by financing activities was $933,504 during fiscal year 2003 compared to $837,184 during the same period in 2002. This increase was mainly due to higher proceeds from the issuance of debentures and promissory notes in 2003, partially offset by lower sales of equity securities in 2003.

         The restaurant operations have incurred losses since inception. Management believes that it will require approximately $158,000 in additional capital to fund restaurant operations, and a total of $1.3 million to fund overall company operations, for the next twelve months. Health Express has currently approximately $365,508 in cash and cash equivalents as of March 25, 2004.

         The original flagship restaurant in Fort Lauderdale, Florida lost approximately $267,000 for the year ending December 29, 2002. The restaurant equipment and supplies were sold on September 23, 2002 to an unaffiliated third party buyer. This restaurant is reported as discontinued operations in the accompanying year 2002 financial statements.

         On January 17, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners. These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. In accordance with applicable accounting standards for such issuances, the Company recorded an interest charge of $62,500 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $37,500 in professional fees, $20,000 in commissions, and (as described below) $75,000 for the Equity Line of Credit commitment fee (recorded as interest expense); these amounts were withheld from the proceeds of the debenture at closing. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. $50,000 of the debenture was acquired and effectively redeemed by Charles D. Bleiwise for $60,000 on behalf of the Company, and $100,000 of the debenture was converted into 283,804 shares of common stock in fiscal year 2003.

         The Company, in August 2003, issued a convertible debenture to Mr. Bleiwise for $60,000 in consideration of the redemption described above. The debenture has the same features as the debenture to Cornell Capital Partners except that when the debenture is converted, the shares will be restricted shares. The Company recorded an interest charge of $15,000 at issuance to account for the imbedded beneficial conversion feature in the new $60,000 debenture. In August 2003, Mr. Bleiwise converted the $50,000 debenture acquired from Cornell into 151,515 shares of the Company's common stock.

         Outstanding   convertible  debentures  at  December  28,  2003  totaled
$160,000.

         On March 13, 2003, Health Express entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, Health Express may issue and sell to Cornell Capital Partners common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, the Company is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement was declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares is equal to 95% of, or a 5% discount to, the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice Health Express shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell Capital Partners received a one-time commitment fee of $90,000, of which $75,000 was paid in cash from the proceeds of the convertible debentures on January 23, 2003, and the balance was paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell Capital Partners is entitled to retain a fee of 5.0% of each advance. The net effect of the 5% discount and the 5% retainage of each advance is that Cornell Capital Partners shall pay 90.25% of the applicable closing bid price for each share of Health Express' common stock. In addition, Health Express entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express will pay a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on Health Express' stock price on January 24, 2003, the date Health Express agreed to engage the placement agent.

         During fiscal year 2003, Health Express made draws totaling $425,000 under the Equity Line of Credit, selling 950,878 shares of common stock to Cornell Capital Partners. Of this amount, $400,000 was directed to and held by an escrow agent and was used by the escrow agent to repay $400,000 of the promissory notes issued to Cornell described in the following three paragraphs. The remaining $25,000 of proceeds was used by the Company for general working capital.

         On July 25, 2003, the Company executed a promissory note in favor of Cornell Capital Partners in the face amount of $300,000. This note had a 90-day term and was repaid by the due date. The Company recorded commissions of $30,000 and professional fees of $57,315 on this transaction. At December 28, 2003, the promissory note was paid in full through the proceeds received under the Equity Line of Credit.

         On October 31, 2003, the Company executed a promissory note with Cornell Capital Partners in the face amount of $100,000. At December 28, 2003, the promissory note was paid in full through the proceeds received under the Equity Line of Credit.

         On December 9, 2003, the Company executed a promissory note with Cornell in the face amount of $100,000. At December 28, 2003, the promissory note balance was $100,000.

         Subsequent to December 28, 2003, on January 12, 2004, the Company executed a promissory note with Cornell in the face amount of $100,000. The note has a 59-day term and was repaid by the due date. On February 13, 2004, the Company raised additional cash through the execution of a promissory note with Cornell in the face amount of $500,000. The note has a 178-day term.

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

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following chart sets forth Health Express' contractual obligations and commercial commitments and the time frames for which such commitments and obligations come due as of December 28, 2003.

                                                     PAYMENTS DUE BY PERIOD
                                ------------------------------------------------------------
                                                             TOTAL
                                ------------------------------------------------------------
CONTRACTUAL OBLIGATIONS            TOTAL       1 YEAR      2-3 YEARS    4-5 YEARS    6 YEARS
-----------------------------   ----------   ----------   ----------   ----------   --------
Debenture (1)                   $  160,000   $       --   $  160,000   $       --   $     --
Lease Obligations (2)              324,418      150,125      174,293           --         --
Notes Payable-Related Parties      222,410      222,410           --           --         --
Promissory Note                    100,000      100,000           --           --         --
Employment Contracts (3)           860,000      340,000      430,000       90,000         --
Advertising (4)                     10,000       10,000           --           --         --
                                ----------   ----------   ----------   ----------   --------
Total Contractual Cash
  Obligations                   $1,676,828   $  822,535   $  764,293   $   90,000   $     --
                                ==========   ==========   ==========   ==========   ========

(1) Long Term Debt Obligations include principal amount of $160,000 debenture, excluding interest and assuming debenture is redeemed in cash rather than through the issuance of common stock.

(2) Health Express leased two properties; one in Deerfield Beach, Florida, for administrative offices and one in Boca Raton, Florida, for its restaurant operations. These amounts represent the future minimum lease payments due under these leases.

(3) These represent the minimum contractual obligations to Messrs. Baker, D'Alonzo and Nevin under their current employment agreements.

(4) Represents grand opening advertising fees of $5,000 paid by the franchisees of two locations.


CURRENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This SFAS amends and clarifies financial accounting and reporting for derivative securities and hedging activities. This SFAS is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company's financial position, results of operations or cash flows.

         In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS 150 was issued to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A financial instrument issued in the form of shares that is mandatorily redeemable by the issuer will have to be classified as a liability. This SFAS is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance date of the SFAS, transition will be reported as the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute, as required by the SFAS. The adoption of SFAS No. 150 did not have any impact on the Company's financial position, results of operations or cash flows.

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


ITEM 8A. CONTROLS AND PROCEDURES

(A)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered. The Company's auditors have advised the Company that, in the auditor's view, the Company's controls over (1) non-accounting documents to the extent this information is communicated to the Chief Financial Officer, and
(2) the internal accounting controls regarding segregation of duties, each have material weakness. The Company believes that its overall internal controls are, in fact, effective, and the Company strives to continue to make improvements in its internal controls.

(B)      CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

         In connection with the evaluation of the Company's internal controls during the Company's fourth fiscal quarter ended December 28, 2003, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         As of March 24, 2004, the directors and executive officers of Health Express, their age, positions in Health Express, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

NAME OF DIRECTOR/
EXECUTIVE OFFICER      AGE    POSITION                       PERIOD SERVED
-----------------     -----   -----------------------------  ------------------------
Douglas Baker          41     Director and Chief Executive   July 2, 1998 to date
                              Officer

Raymond W. Nevin       57     President                      February 3, 2003 to date

Marco D'Alonzo         38     Director, Secretary and Chief  July 2, 1998 to date
                              Operating Officer

Susan Greenfield       39     Director                       May 7, 2001 to date

Patricia Durante       43     Chief Financial Officer        February 18, 2003 to date

         There are no family relationships between or among the directors, executive officers or any other person. None of Health Express' directors or executive officers is a director of any company that files reports with the SEC. None of Health Express' current directors have been involved in legal proceedings.

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

         Based on personal reasons having no relation to Health Express, Edward Meyers resigned as a director of the Company on March 24, 2004. Mr. Meyers was the sole member of the audit committee. Mr. Meyers had served as a director and the sole member of the audit committee since June 6, 2000. Health Express is beginning the search for a new independent director to serve on the audit committee.

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

         CODE OF ETHICS

         On March 26, 2004, the Board of Directors of the Company adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as an Exhibit to this Form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth, for the fiscal year ended December 28, 2003 and December 29, 2002 and December 30, 2001 certain information regarding the compensation earned by Health Express' Chief Executive Officer and each of Health Express' most highly compensated executive officers whose aggregate annual salary and bonus for fiscal 2003 exceeds $100,000, (the "Named Executive Officers"), with respect to services rendered by such persons to Health Express and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

                                 ANNUAL COMPENSATION                           LONG-TERM COMPENSATION
                     -----------------------------------------    ------------------------------------------
NAME AND PRINCIPAL                                    OTHER        RESTRICTED     UNDERLYING        OTHER
   POSITION          YEAR      SALARY    BONUS    COMPENSATION    STOCK AWARDS      OPTIONS     COMPENSATION
------------------   ----     -------    -----    ------------    ------------    ----------    ------------
Douglas Baker,       2003     $35,358     none        none              none         none           none
CEO and              2002     $28,014     none        none              none         none           none
President            2001     $18,955     none        none          $105,000         none           none

Marco D'Alonzo,      2003     $35,308     none        none              none         none           none
COO and              2002     $28,335     none        none              none         none           none
Secretary            2001     $18,553     none        none          $ 30,000         none           none

Bruno Sartori,       2003        none     none        none              none         none           none
CFO(1)               2002     $   500     none        none          $ 50,425         none           none
                     2001     $16,596     none        none          $ 90,000         none           none

Ray Nevin,           2003     $79,615     none        none              none         none           none
President

Russ Lo Bello(2)     2002     $20,000     none        none              none         none           none
President

(1) Mr. Sartori's employment agreement expired on August 31, 2002. The exercise period for the balance of 142,366 unexercised options to purchase shares of Health Express' common stock was extended to expire on August 31, 2007, unless sooner exercised in accordance with their terms.

(2) Mr. Lo Bello was employed as President of a subsidiary from May 5, 2002 through August 23, 2002.


OPTION GRANTS

         No stock options were granted for the fiscal years ended December 28, 2003 or December 29, 2002. No stock appreciation rights were granted to these individuals during any year.

                                                        INDIVIDUAL GRANTS
                                       NUMBER OF            % OF TOTAL
                                       SECURITIES        OPTIONS GRANTED
                                   UNDERLYING OPTIONS    TO EMPLOYEES IN    EXERCISE PRICE
NAME              YEAR OF GRANT         GRANTED           CALENDAR YEAR       ($/SH) (1)      EXPIRATION DATE
--------------   --------------    ------------------   -----------------   --------------    ---------------
Douglas Baker         1999              2,000,000               47.62             $0.35             (2)
Marco D'Alonzo        1999              2,000,000               47.62             $0.35             (2)
Bruno Sartori         2000                150,000               65.22             $1.31             (3)

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

FISCAL YEAR-END OPTION VALUES

         The following table sets forth information regarding each exercise of stock options and the value realized and the number and values of unexercised options held by each of the Named Executive Officers as of December 28, 2003.

                                            NUMBER OF SECURITIES UNDERLYING          VALUE OF UNEXERCISED
                     SHARES                       UNEXERCISED OPTIONS                IN-THE-MONEY OPTIONS
                  ACQUIRED ON     VALUED              AT 12/28/03                        AT 12/28/03
NAME                EXERCISE     REALIZED    EXERCISABLE     UNEXERCISABLE       EXERCISABLE    UNEXERCISABLE
--------------    -----------    --------    -----------     -------------       -----------    -------------
Douglas  Baker         --        $    --      1,840,000          -0-(1)          $   110,400         -0-
Marco D'Alonzo         --        $    --      1,716,800          -0-(1)          $   103,008         -0-
Bruno Sartori          --        $    --        142,366          -0-(2)          $       -0-         -0-

(1) Equal to the fair market value of securities underlying the option at the fiscal year end ($0.41) minus the exercise price ($ 0.35) payable for those securities.

(2) No value is recognized on outstanding options exercisable at 12/28/03 because the value of the underlying securities $0.41 per share of common stock is less than the exercise price for those securities ($1.31).


         As of December 28, 2003, Health Express has not entered into any Long-Term Incentive Plan Awards since inception.

COMPENSATION OF DIRECTORS

         Health Express did not issue any shares of common stock as compensation to any director in 2003 or 2002.

EMPLOYMENT AGREEMENTS

         On December 6, 2002, Health Express entered into employment agreements with Douglas Baker and Marco D'Alonzo for a one-year term expiring on December 5, 2003. Unless either party shall give to the other written notice of termination on or before October 31, 2003, the term of this Agreement shall, on December 6, 2003, be extended for a period of one year, commencing as of December 6, 2003 and expiring on December 5, 2004. The contracts automatically renewed and will now expire on December 5, 2005. The salaries for both officers will be equal to an annual amount of $125,000 and will be accrued if Health Express is unable to pay any or all of the salary. If either executive shall die during the term of the agreement, the Company will pay (no more than 30 days after the executive's death) an amount in cash equal to the executive's compensation determined as of the date of the executive's death. If the executive becomes disabled, the Company is obligated to pay him in the ordinary course of business. If the Company terminates the agreement, the Company is obligated to pay the executive his salary only, in the ordinary course of business. If the executive terminates the agreement for "good reason" as defined in the agreement, the Company shall pay him in cash, an amount equal to twice the executive's compensation. If there is a change in control of the Company, the Company shall pay the executive in cash, his base amount multiplied by 2.99. Any and all stock options shall vest on the termination date.

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

         On February 3, 2003, Health Express entered into an employment agreement with Raymond Nevin as its President, after a 90-day probationary period, for a period of five (5) years from the date of the agreement. The initial salary is an annual amount of $90,000, which will increase to an annual amount of $110,000 after the sale of three (3) Healthy Bites Grill Franchises. Mr. Nevin will also be granted cash and stock bonuses based on achieving certain milestones as spelled out in the employment agreement. If Mr. Nevin should become ill or incapacitated, the Company has the right to terminate the agreement within 10 days and pay his compensation up to the date of termination. If the Company terminates Mr. Nevin for cause, he will be paid any unpaid portion of his annual salary and accrued benefits up to the date of termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below sets forth information with respect of the beneficial ownership as of March 24, 2004 for any person who is known to Health Express to be the beneficial owner of more than 5% of Health Express' common stock.

---------------------------------------------------------------------------------------------------------------------------
                                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
---------------------------------------------------------------------------------------------------------------------------
                  NAME AND ADDRESS                                     AMOUNT AND NATURE OF               PERCENTAGE
TITLE OF CLASS    OF BENEFICIAL OWNER                                  BENEFICIAL OWNERSHIP              OF CLASS (3)
--------------    ---------------------------------------              --------------------              ------------
Common            Douglas Baker                                             3,984,820(1)                     26.2%
                  5206 NW  28 St.
                  Margate, Florida 33063

Common            Marco D'Alonzo                                            3,581,593(1)                     23.7%
                  4892 N. Citation Drive, No. 106
                  Delray Beach, Florida 33445

Common            Rider Insurance Company                                   3,666,667(2)                     23.8%
                  120 Mountain Avenue
                  Springfield, New Jersey 07081

---------------------------------------------------------------------------------------------------------------------------
                                             SECURITY OWNERSHIP OF MANAGEMENT
---------------------------------------------------------------------------------------------------------------------------
                   NAME AND ADDRESS                                    AMOUNT AND NATURE OF
TITLE OF CLASS     OF BENEFICIAL OWNER                                 BENEFICIAL OWNERSHIP        PERCENTAGE OF CLASS (3)
--------------     --------------------------------------              --------------------        -----------------------
Common             Douglas Baker                                            3,984,820(1)                     26.2%
                   5206 NW  28 St.
                   Margate, Florida 33063

Common             Marco D'Alonzo                                           3,581,593(1)                     23.7%
                   4892 N. Citation Drive, No. 106
                   Delray Beach, Florida 33445

Common             Susan Greenfield                                              478,858                      2.6%
                   19277 Natures View Court
                   Boca Raton, Florida 33498

Common             Raymond Nevin                                                       0                         *
                   650 Canistel Lane
                   Boca Raton, Florida 33486

---------------------------------------------------------------------------------------------------------------------------
                                             SECURITY OWNERSHIP OF MANAGEMENT
---------------------------------------------------------------------------------------------------------------------------
                   NAME AND ADDRESS                                    AMOUNT AND NATURE OF
TITLE OF CLASS     OF BENEFICIAL OWNER                                 BENEFICIAL OWNERSHIP        PERCENTAGE OF CLASS (3)
--------------     --------------------------------------              --------------------        -----------------------
Common             Patricia Durante                                               35,600                         *
                   6620 Marbletree Lane
                   Lake Worth, Florida 33467

                   ALL OFFICERS AND DIRECTORS
                   AS A GROUP (6) PERSONS                                      8,082,871                     37.2%

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

(3) Applicable percentage of ownership is based on 13,387,055 shares of common stock outstanding as of March 24, 2004 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of March 24, 2004 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.


SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

         The following table sets forth the securities that have been authorized under equity compensation plans as of December 28, 2003.

                                                                                 NUMBER OF
                                                                                 SECURITIES
                                                                                 REMAINING
                                                                               AVAILABLE FOR
                                              NUMBER OF                       FUTURE ISSUANCE
                                            SECURITIES TO                       UNDER EQUITY
                                           BE ISSUED UPON   WEIGHTED-AVERAGE    COMPENSATION
                                             EXERCISE OF     EXERCISE PRICE        PLANS
                                             OUTSTANDING     OF OUTSTANDING      (EXCLUDING
                                              OPTIONS,          OPTIONS,         SECURITIES
                                            WARRANTS AND      WARRANTS AND      REFLECTED IN
                                               RIGHTS            RIGHTS         COLUMN (a))
                                                 (a)              (b)               (c)
                                           --------------   ----------------  ---------------
Equity compensation plans approved
  by security holders                                 0       $        --            0
Equity compensation plans not approved
  by security holders                         3,699,166              0.39            0
                                              ---------       -----------         ----
TOTAL                                         3,699,166       $      0.39            0
                                              =========       ===========         ====

On April 21, 2003, the Company adopted the 2003 Stock Incentive Plan for a total of 400,000 shares of common stock. As of March 24, 2004, 219,501 shares have been issued under this plan to the following individuals:

                                                         NUMBER
               NAME                                    OF SHARES
               -------------------                     ---------
               Geoffrey Eiten                            50,000
               Allen Freed                               20,001
               Michelle Kain                             20,000
               Keith Kanouse                             10,000
               Patricia Durante                          60,000
               Irwin Furman                              54,000
               Douglas Colassante                         2,000
               Carrie Fletcher                            2,000
               Stephen Bauer                              1,500

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the past two (2) years, Health Express has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Health Express' Common Stock, except as disclosed in the following paragraphs.

         Health Express received $155,750 in 2003 and $66,660 in 2002 of financing from three directors of Health Express, Mr. Baker, Mr. D'Alonzo, Ms. Greenfield. The notes payable bear interest at 5.5% per annum and have been renegotiated to be payable on December 31, 2004.

         The Company received $70,000 in financing from an entity related to Mr. Sartori on May 20, 2002. The note was payable on September 20,2002 and included interest at 5.5% per annum. On November 8, 2002, the $50,000 note payable, after repayment of $20,000 principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5,000 shares of the Company's restricted common stock to the note holder. The shares issued were valued at $1,750, and this amount was recorded as interest expense. The $50,000 note payable was extended through July 31, 2003 at an interest rate of 7% per annum and the issuance of 10,000 shares of the Company's restricted common stock to the note holder. The shares issued were valued at $3,500 and were recorded as interest expense in the financial statements. On August 4, 2003, the $50,000 note payable was paid in full.

         On December 6, 2002, Health Express entered into employment agreements with Douglas Baker and Marco D'Alonzo for a one-year term expiring on December 5, 2003, renewable for a second year. The term of this Agreement was extended for a period of one year, commencing as of December 6, 2003 and expiring on December 5, 2004. The salaries for both officers will be equal to an annual amount of $125,000 and will be accrued if Health Express is unable to pay any or all of the salary.

         On February 3, 2003, Health Express hired Raymond Nevin to be the new president of Health Express and entered into a five-year employment agreement with him. His initial salary was $90,000 per year and will increase to an amount of $110,000 after the sale of the first three franchises.

         On February 20, 2003, Health Express sold its first franchise to one of Health Express' directors, Susan Greenfield. The franchisee has started construction on a location in South Florida. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. The franchise fee paid was $30,000 with an additional $5,000 advertising fee.

         On October 7, 2003, Health Express sold its second franchise to the same director of Health Express, Susan Greenfield. The franchisee has identified a location and is currently finalizing a lease located in South Florida. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. The franchise fee paid was $30,000 with an additional $5,000 advertising fee.

         Mr. Bruno Sartori was employed as Health Express' Chief Financial Officer pursuant to an employment agreement entered into on May 30, 2000 that expired on August 31, 2002. He was compensated a total of 66,700 shares of Health Express' Common Stock for the year 2002, 126,000 shares of Health Express' restricted common stock for the year 2001 and

35,000 shares of Health Express' restricted common stock for the year 2000. The agreement also granted Mr. Sartori options to acquire 150,000 shares of Health Express' restricted common stock at a purchase price of $1.31 per share of which 7,634 were exercised. The exercise period of the remaining 142,366 options was extended in August 2002 until August 31, 2007.

         Health Express did not give anything of value to, or receive anything of value from, any promoter during fiscal year 2003 or 2002.

                                     PART IV


ITEM 13. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

         (a)      DOCUMENTS FILED AS PART OF THIS REPORT:

         See Index to Consolidated Financial Statements attached, which are filed as part of this report.

         (b)      REPORTS ON FORM 8-K:

         No Form 8-K (or amendment to Form 8-K) was filed during the 4th quarter of the fiscal year.

EXHIBIT
NO.
----------------------------------------------------------------------------------------------------------------------
2.1        Articles of Incorporation, as amended               Incorporated by reference to Exhibit 2 to Form
                                                               10-SB filed on October 6, 1999

3.1        By-laws                                             Incorporated by reference to Exhibit 3(a) to Form
                                                               10-SB filed on October 6, 1999

3.2        Articles of Incorporation of Healthy Bites Grill    Incorporated by reference to Exhibit 3(b) to Form
           of
           Boca, Inc.                                          10-QSB filed on August 13,2001

3.3        Articles of Incorporation for Health Express        Incorporated by reference to Exhibit 3(b) to Form
           Franchise Company                                   10-QSB filed on August 13, 2001

4.1        Warrants for 38,000 shares issued to Francorp,      Incorporated by reference to Exhibit 4 to Form 10-QSB
           Inc.                                                filed on August 13, 2001

4.2        Warrants for 2,000,000 shares issued to Rider       Incorporated by reference to Exhibit 4 to Form 10- QSB
           Insurance Company                                   filed on August 13, 2001

10.1       Lease between Health Express USA, Inc. and Saul     Incorporated by reference to Exhibit 10(a) to Form
           Strachman                                           10-SB filed on October 6, 1999

10.2       Lease - Healthy Bites Grill of Boca, Inc.           Incorporated by reference to Exhibit 10 to Form 10-QSB
                                                               filed on May 14, 2001

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

10.4       Employment Agreement of Douglas Baker               Incorporated by reference to Exhibit 10.4 to Form
                                                               10-KSB filed on March 26, 2003

10.5       Employment Agreement of Marco D'Alonzo              Incorporated by reference to Exhibit 10.5 to Form
                                                               10-KSB filed on March 26, 2003

10.6       Employment Agreement of Raymond Nevin               Incorporated by reference to Exhibit 10.6 to Form
                                                               10-KSB filed on March 26, 2003

EXHIBIT
NO.
----------------------------------------------------------------------------------------------------------------------
10.7       Franchise Development Agreement with Francorp,      Incorporated by reference to Exhibit 10(c) to Form
           Inc.                                                10-QSB filed on August 13, 2001

10.9       Franchise agreement between Health Express and      Incorporated by reference to Exhibit 10.9 to Form
           The Junie Corp.                                     10-KSB filed on March 26, 2003

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

10.11      Standard Asset Purchase Contract and Receipt        Incorporated by reference to Exhibit 99.2 to Form 8-K
                                                               filed on October 9, 2002

10.12      Fourth Addendum to Standard Asset Purchase          Incorporated by reference to Exhibit 99.3 to Form 8-K
                                                               filed on October 9, 2002

10.13      Addendum to Fourth Addendum to Standard Asset       Incorporated by reference to Exhibit 99.4 to Form 8-K
           Purchase Contract and Receipt dated September 23,   filed on October 9, 2002
           2002

10.14      Agreement between Health Express, Inc. and          Incorporated by reference to Exhibit 99.5 to Form 8-K
           Roll-A-Round Real Roast Beef, Inc. dated            filed on October 9, 2002
           September 23, 2002

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

10.17      Escrow Agreement dated September 23, 2002           Incorporated by reference to Exhibit 99.8 to Form 8K
                                                               filed on October 9, 2002

10.19      Equity Line of Credit Agreement dated March 13,     Incorporated by reference to Exhibit 10.19 to
           2003 between Health Express and Cornell Capital     Amendment No. 1 to Form 10-KSB filed on April 24, 2003
           Partners, LP

10.20      Registration Rights Agreement dated March 13,       Incorporated by reference to Exhibit 10.20 to
           2003 between Health Express and Cornell Capital     Form 10-KSB filed on March 26, 2003
           Partners,

10.21      Escrow Agreement dated March 13, 2003 among         Incorporated by reference to Exhibit 10.20
           the Registrant, Cornell Capital Partners, LP,       to Form 10-KSB filed on March 26, 2003
           Butler

10.22      Securities Purchase Agreement dated January 17,     Incorporated by reference to Exhibit 10.20 to
           2003 among Health Express and the Buyers            Form 10-KSB filed on March 26, 2003

10.23      Escrow Agreement dated January 17, 2003 among       Incorporated by reference to Exhibit 10.20 to
           Health Express, the Buyers and Butler Gonzalez, LP  to Form 10-KSB filed on March 26, 2003

EXHIBIT
NO.
----------------------------------------------------------------------------------------------------------------------
10.24      Debenture Agreement dated January 17, 2003          Incorporated by reference to Exhibit 10.20
           between Health Express and Cornell                  to Form 10-KSB filed on March 26, 2003
           Capital Partners LP

10.25      Investors Registration Rights Agreement dated       Incorporated by reference to Exhibit 10.20
           March 13, 2003 between Health Express and the       to Form 10-KSB filed on March 26, 2003
           Investors

10.26      Placement Agent Agreement dated March 13, 2003      Incorporated by reference to Exhibit 10.20 to Form
           among Health Express NT Capital Equities, Ltd.      10-KSB filed on March 26, 2003
           and Cornell Partners LP

10.27      Lease Modification - Health Bites Grill of Boca,    Provided herewith
           Inc.

10.28      Franchise Agreement between Health Express and      Provided herewith
           Myrick Corporation

14.1       Code of Ethics                                      Provided herewith

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

32.1       Certification by Chief Executive Officer and        Provide herewith
           Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The Company paid Ahearn, Jasco + Company, P.A., $116,854 in fees for auditing work, services related to the SEC Registration Statement on Form SB-2, and quarterly reviews on SEC Forms 10-QSB. The Company paid Ahearn, Jasco + Company, P.A., $3,196 for tax work. The audit committee had pre-approved all work to be done by Ahearn, Jasco + Company, P.A., which included audit work, registration statement services, quarterly reviews on SEC Forms 10-QSB and tax work.

         On December 11, 2003, the Audit Committee of the Board of Directors ratified the appointment of Ahearn, Jasco & Company, P.A., as independent public accountants of Health Express for the fiscal year ending December 28, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Health Express has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. March 26, 2004.

March 29, 2004                          HEALTH EXPRESS USA, INC.

                                        By: /s/ Douglas Baker
                                            ------------------------------------
                                            Douglas Baker,
                                            Chief Executive Officer and Director


                                        By: /s/ Patricia Durante
                                            ------------------------------------
                                            Patricia Durante,
                                            Chief Financial Officer
                                            Principal Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been duly signed by the following persons on behalf of Health Express and in the capacities and on the dates indicated


                    /s/ MARCO D' ALONZO                   March 29, 2004
                    ------------------------------
                    Chief Operating Officer
                    Secretary and Director



                    /s/ RAYMOND NEVIN.                    March 29, 2004
                    ------------------------------
                    President



                    /s/ SUSAN GREENFIELD                  March 29, 2004
                    ------------------------------
                    Director

                            HEALTH EXPRESS USA, INC.
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                         Page(s)
                                                                       ---------

Independent Auditor's Report                                                 F-2

Consolidated Balance Sheets
  as of December 28, 2003 and December 29, 2002                              F-3

Consolidated Statements of Operations
  for the Years Ended December 28, 2003 and December 29, 2002                F-4

Consolidated Statements of Cash Flows
  for the Years Ended December 28, 2003 and December 29, 2002                F-5

Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 28, 2003 and December 29, 2002                F-6

Notes to Consolidated Financial Statements                            F-7 - F-16

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
Health Express USA, Inc.

We have audited the accompanying consolidated balance sheets of Health Express USA, Inc. and its subsidiaries (collectively, the "Company") as of December 28, 2003 and December 29, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Health Express USA, Inc. and its subsidiaries as of December 28, 2003 and December 29, 2002 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Ahearn, Jasco + Company, P.A.
---------------------------------
AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants
Pompano Beach, Florida
March 12, 2004

                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS
                     December 28, 2003 and December 29, 2002

                                     ASSETS
                                                          December 28,     December 29,
                                                              2003             2002
                                                          -----------      -----------
CURRENT ASSETS
        Cash and cash equivalents                         $    59,076      $     7,564
        Inventory                                              10,898           18,907
        Prepaid expenses and other                             12,978            6,188
                                                          -----------      -----------
        TOTAL CURRENT ASSETS                                   82,952           32,659

PROPERTY AND EQUIPMENT, net                                    52,791          567,323

DEPOSITS                                                       49,853           62,478
                                                          -----------      -----------
        TOTAL                                             $   185,596      $   662,460
                                                          ===========      ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
        Accounts payable                                  $   128,378      $   111,906
        Accrued payroll and related amounts                   182,363           31,571
        Accrued liabilities                                    63,107           41,084
        Deferred franchise revenue                             70,000               --
        Notes payable - related parties                       222,410          116,660
        Promissory note                                       100,000               --
        Liabilities of discontinued operations                     --            3,587
                                                          -----------      -----------
        TOTAL CURRENT LIABILITIES                             766,258          304,808
                                                          -----------      -----------
LONG TERM DEBT - Convertible debentures                       160,000               --
                                                          -----------      -----------
STOCKHOLDERS ' EQUITY (DEFICIT)
Preferred stock, $0.01 par value;10,000,000 shares
     authorized zero shares issued and outstanding
Common stock, $0.001 par value; 50,000,000 shares
     authorized 12,386,261 and 10,368,181 issued
     and outstanding at December 28, 2003 and
     December 29, 2002 respectively                            12,386           10,368
Additional paid-in capital                                  9,167,976        8,221,968
Accumulated deficit                                        (9,921,024)      (7,874,684)
                                                          -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (740,662)         357,652
                                                          -----------      -----------
        TOTAL                                             $   185,596      $   662,460
                                                          ===========      ===========


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED DECEMBER 28, 2003 AND DECEMBER 29, 2002

                                                   Year Ended         Year Ended
                                               December 28, 2003  December 29, 2002
                                               -----------------  -----------------
REVENUES, net                                    $    749,450      $    470,059

COST OF COMPANY RESTAURANT SALES
Food and paper                                        273,795           171,097
Labor                                                 281,912           196,976
Occupancy                                             131,333            68,562
Marketing                                              53,708            33,643
Repairs                                                12,306             8,722
Pre-opening expenses                                       --            98,136
Other direct costs                                     91,066            39,410
                                                 ------------      ------------
Total Cost of Company Restaurant Sales                844,120           616,546
                                                 ------------      ------------
OTHER EXPENSES
Compensation                                          467,690           321,593
Depreciation                                          127,266            65,026
General and administrative                            774,990           305,183
Impairment loss on restaurant fixed assets            403,411                --
                                                 ------------      ------------
TOTAL OTHER EXPENSES                                1,773,357           691,802
                                                 ------------      ------------
TOTAL EXPENSES                                      2,617,477         1,308,348
                                                 ------------      ------------

LOSS FROM OPERATIONS                               (1,868,027)         (838,289)

OTHER NON-OPERATING INCOME (EXPENSE)
Interest income                                           224               495
Interest expense                                     (178,537)           (8,466)
                                                 ------------      ------------
TOTAL OTHER NON-OPERATING (EXPENSE), net             (178,313)           (7,971)

LOSS BEFORE PROVISION
FOR INCOME TAXES                                   (2,046,340)         (846,260)

PROVISION FOR INCOME TAXES                                 --                --
                                                 ------------      ------------
LOSS FROM CONTINUING OPERATIONS                    (2,046,340)         (846,260)

DISCONTINUED OPERATIONS
Loss from operations of discontinued Fort
  Lauderdale restaurant, net of taxes
  (including loss on disposal of $0 and
  $30,970)                                                 --          (222,794)
                                                 ------------      ------------
LOSS ON DISCONTINUED OPERATIONS                            --          (222,794)
                                                 ------------      ------------
        NET LOSS                                 $ (2,046,340)     $ (1,069,054)
                                                 ============      ============
LOSS PER COMMON SHARE:
From continuing operations, basic and diluted    $      (0.19)     $      (0.09)
                                                 ============      ============
From discontinued operations, basic and diluted  $         --      $      (0.02)
                                                 ============      ============
Net loss per common share, basic and diluted     $      (0.19)     $      (0.11)
                                                 ============      ============
Weighted average common shares outstanding         11,049,481         9,576,062
                                                 ============      ============

                  See notes to consoliated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 28, 2003 AND DECEMBER 29, 2002

                                                                        Year Ended         Year Ended
                                                                    December 28, 2003  December 29, 2002
                                                                    -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                        $(2,046,340)      $(1,069,054)
       Loss from discontinued operations                                        --           222,794
                                                                       -----------       -----------
       Loss from continuing operations                                  (2,046,340)         (846,260)
       Adjustments to reconcile net loss from continuing
       operations to net cash used in operating activities
          Depreciation                                                     127,266            65,026
          Beneficial conversion feature on convertible debentures           77,500                --
          Common stock issued for compensation and interest                212,076            93,800
          Convertible debt issued for compensation                          60,000                --
          Issuance of warrants and stock options                            30,696            46,369
          Impairment loss on restaurant fixed assets                       403,411                --
          Changes in certain assets and liabilities
             Inventory, prepaid expenses and other assets                    1,219            (6,874)
             Accounts payable, accrued liabilities and deferred
               franchise revenue                                           255,700           127,363
                                                                       -----------       -----------
            Net cash used in continuing operations                        (878,472)         (520,576)
            Net cash used in discontinued operations                            --          (121,638)
                                                                       -----------       -----------
            NET CASH USED IN OPERATING ACTIVITIES                         (878,472)         (642,214)
                                                                       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                  (16,145)         (518,607)
       Changes in deposits                                                  12,625                32
            Net cash used in continuing operations                          (3,520)         (518,575)
            Net cash provided by discontinued operations                        --           120,000
                                                                       -----------       -----------
            NET CASH USED IN INVESTING ACTIVITIES                           (3,520)         (398,575)
                                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of convertible debentures                    250,000                --
       Proceeds from issuance of promissory notes                          500,000                --
       Proceeds from notes payable - related parties                       155,750           136,660
       Repayment of note payable - related party                           (50,000)          (20,000)
       Net proceeds from issuance of common stock                           77,754           735,750
                                                                       -----------       -----------
            Net cash provided by continuing operations                     933,504           852,410
            Net cash used in discontinued operations                            --           (15,226)
                                                                       -----------       -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                      933,504           837,184
                                                                       -----------       -----------
            NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            51,512          (203,605)

CASH AND CASH EQUIVALENTS, Beginning of the period                           7,564           211,169
                                                                       -----------       -----------
CASH AND CASH EQUIVALENTS, End of the period                           $    59,076       $     7,564
                                                                       ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for interest                        $    83,388       $     5,806
                                                                       ===========       ===========
       Cash paid during the period for income taxes                    $        --       $        --
                                                                       ===========       ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
       See Note 6 for a description of 2003 stock issuances used to
       (1) reduce convertible debentures and (2) proceeds used to reduce promissory notes.

       During the quarter ending March 31, 2002, a shareholder made a capital contribution to the Company in the form of the Company's common stock with the value of approximately $71,500.

                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
           FOR THE YEARS ENDED DECEMBER 28, 2003 AND DECEMBER 29, 2002

                                                            Common Stock
                                                     -------------------------     Additional
                                                        Shares        at Par        Paid-In     Accumulated
                                                        Issued        Value         Capital       Deficit         Total
                                                     -----------   -----------    -----------   -----------    -----------
STOCKHOLDERS' EQUITY, December 31, 2001                8,550,123   $     8,550    $ 7,347,867   $(6,805,630)   $   550,787

Issuance of 1,008,000 shares of restricted stock
at $0.25 private offering                              1,008,000         1,008        250,992            --        252,000

Issuance of 345,000 shares of restricted stock
at $0.75 private offering                                345,000           345        258,405            --        258,750

Issuance of 642,858 shares of restricted stock
at $0.35 private offering                                642,858           643        224,357            --        225,000

Shares contributed and cancelled                        (287,000)         (287)           287            --             --

Issuance of 109,200 shares of restricted
stock for compensation and interest                      109,200           109         93,691            --         93,800

Modification of terms of stock options                        --            --         46,369            --         46,369

Net loss for the year ended December 29, 2002                 --            --             --    (1,069,054)    (1,069,054)
                                                     -----------   -----------    -----------   -----------    -----------

STOCKHOLDERS' EQUITY, December 29, 2002               10,368,181   $    10,368    $ 8,221,968   $(7,874,684)   $   357,652

Issuance of 142,858 shares of restricted stock
at $0.35 in a private offering                           142,858           142         49,858            --         50,000

Issuance of 435,319 shares of free trading stock
to reduce the convertible debentures                     435,319           435        227,065            --        227,500

Issuance of 950,878 shares of free trading stock
under Equity Line of Cedit                               950,878           951        424,049            --        425,000

Issuance of 269,524 shares of restricted
stock for compensation and interest, net of
200,000 restricted shares subsequently cancelled         269,524           270         94,063            --         94,333

Issuance of 219,501 shares of free trading
stock for compensation and services rendered             219,501           220        117,523            --        117,743

Warrants issued for services rendered                         --            --         30,696            --         30,696

Short swing profit recapture from an officer                  --            --          2,754            --          2,754

Net loss for the year ended December 28, 2003                 --            --             --    (2,046,340)    (2,046,340)
                                                     -----------   -----------    -----------   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT), December 28, 2003     12,386,261   $    12,386    $ 9,167,976   $(9,921,024)   $  (740,662)
                                                     ===========   ===========    ===========   ===========    ===========

                 See notes to consolidated financial statements

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED DECEMBER 28, 2003 AND DECEMBER 29, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Health Express USA, Inc. was incorporated in the State of Florida on July 2, 1998. Its wholly owned subsidiaries, organized in Florida, are Healthy Bites Grill, Inc., which was incorporated on January 26, 1999 and Healthy Bites Grill of Boca, Inc. and Health Express Franchise Company, which were incorporated on May 7, 2001. The consolidated financial statements are presented following the elimination of any inter-company balances and transactions. Health Express USA, Inc. and its subsidiaries are collectively referred to herein as the "Company" or "Health Express". The Company is primarily engaged in operating a gourmet, fast-food health and nutrition restaurant, which began operations in Fort Lauderdale, Florida on April 10, 2000 through its wholly owned subsidiary, Healthy Bites Grill, Inc. The Fort Lauderdale restaurant equipment and supplies were sold on September 23, 2002, and is reported as discontinued operations on the 2002 financial statements. On June 24, 2002, the Company began operations at a second restaurant in Boca Raton, Florida through its wholly owned subsidiary, Healthy Bites Grill of Boca, Inc. The Company plans to expand through franchising. Franchise operations will be conducted through its wholly owned subsidiary, Health Express Franchise Company. The financial statements and notes are the representation of the Company's management, which is responsible for their integrity and objectivity. The accounting policies and the financial statements of the Company are in accordance with accounting principles generally accepted in the United States of America ("GAAP").

FRANCHISE OPERATIONS

The Company conducts franchise operations through a wholly owned subsidiary, Health Express Franchise Company, incorporated in Florida on May 7, 2001. The initial franchise fee is $30,000 and is payable to the Company upon signing the franchise agreement. The initial franchise fee is fully earned and non-refundable unless the Company doesn't accept the franchisee at its home office within 30 days of the signed agreement. If the franchisee fails to find an approved site within 6 months of the signed agreement, the Company can elect to terminate the agreement while retaining the initial franchise fee. An advertising fee of $5,000 is due upon signing the franchise agreement to fund the grand opening advertising. This advertising fee will be refunded if any portion of the initial franchise fee is refunded. The initial franchise fee and advertising fee will be recognized as revenue when the franchisee's restaurant operations commence. The Company will provide initial training and materials for up to 3 trainees for no additional cost. Continuing fees from franchised restaurants are recorded as revenue when earned.

On February 20, 2003, the Company sold its first franchise to one of the Company's directors. The franchisee has identified a location and is currently building out a restaurant located in South Florida, with an expected opening in the second quarter of 2004. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. On October 1, 2003, the Company sold its second franchise to the same director of the Company. The franchisee has identified a location and is currently building out the second restaurant also located in South Florida which should open in the second quarter of 2004. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration.

Initial franchise fees of $60,000 were received during the year ended December 28, 2003 from the sale of two franchises, and is recorded as deferred franchise revenue in the accompanying financial statements. The Company also received
$10,000 for grand opening advertising, and it is included with deferred franchise revenue in the accompanying financial statements.

GOING CONCERN CONSIDERATIONS

The Company's financial statements have been prepared on a going concern basis that contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company incurred a net loss of $2,046,340 and $1,069,054 for the years ended December 28, 2003 and December 29, 2002, respectively, has an accumulated deficit of $9,921,024 at December 28, 2003, and has deficit equity of $740,662 at December 28, 2003. The Company has incurred cumulative losses since inception, has funded operations primarily through related-party loans and investor capital, and has yet to generate sufficient revenues from its operating activities to cover its expenses. Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

REVENUE RECOGNITION

Revenue from restaurant sales is recognized at the time of the transaction with the customer, and since all sales are for cash or by credit cards, there are no trade receivables. Revenues are shown net of customer discounts or allowances taken at the time of the sale. See above for a description of the accounting for initial franchise fees. Once franchise activities begin, the Company will record revenues from franchise activities in accordance with applicable accounting standards for franchisors.

INVENTORY

Inventory, consisting of food, beverages and supplies, is carried at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory of paper products held in storage by a supplier is stated at cost on a specific identification basis.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at acquisition cost and depreciated using the straight-line method over the estimated useful lives of the assets. Useful lives range from three to five years. Expenditures for routine maintenance and repairs are charged to expense as incurred. The Company reviews its property for possible impairment whenever events indicate that its carrying value may not be recoverable. Impairment is determined to exist when the carrying amount of property exceeds the sum of future net undiscounted cash flows. If an impairment exists, the property is written down to its estimated fair value. See note 2 for a description of an impairment write-down recorded in 2003.

ADVERTISING

The Company expenses advertising costs to operations in the year incurred. Advertising expense was $80,131 and $33,643 for the years ended December 28, 2003 and December 29, 2002, respectively.

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

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company has historically accounted for, and will continue to account for, its employee stock based compensation under the fair value based method provisions of SFAS No. 123, therefore, the issuance of SFAS No. 148 did not have any impact on the Company's financial position, results of operations or cash flows.

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

SEGMENT REPORTING

Under SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," the Company's operations are now defined as consisting of two operating segments, restaurant operations and franchising. During the quarter ended June 30, 2001, the Company began its franchising efforts, but has yet to generate any revenues from this activity. Franchising operations reported an operating loss for the years ended December 28, 2003 and December 29, 2002 of $3,152 and $7,758, respectively. The remainder of the Company's loss is attributable to its restaurant operations. The franchising segment has no depreciation or amortization, and the only asset is a minimal amount of cash.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2003, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued. This SFAS amends and clarifies financial accounting and reporting for derivative securities and hedging activities. This SFAS is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the Company's financial position, results of operations or cash flows.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued. SFAS 150 was issued to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. A financial instrument issued in the form of shares that is mandatorily redeemable by the issuer will have to be classified as a liability. This SFAS is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments created before the issuance date of the SFAS, transition will be reported as the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute, as required by the SFAS. The adoption of SFAS No. 150 did not have any impact on the Company's financial position, results of operations or cash flows.

RESTATEMENT

The Company, during July 2003, restated its 2002 financial statements to correct a mistake in the application of an accounting principle related to the accounting and disclosure for a discontinued operation pursuant to SFAS No. 144. As a result of a comment letter issued by the Securities and Exchange Commission on May 2, 2003, the Company restated its 2002 annual and third quarter interim financial statements to reflect the closure of the Fort Lauderdale restaurant in September 2002 as a discontinued operation. The SEC has determined that the discontinued operations provisions included in SFAS No. 144 must be applied to the closing of the Fort Lauderdale restaurant. The Company had previously accounted for the closure of the Fort Lauderdale restaurant as part of the process of relocating to the new Boca Raton facility, and therefore included its activities in continuing operations. The financial statement impact of the application of the restatement is to reclassify and consolidate a significant portion of the Company's operations, assets and liabilities beginning with the interim period ended September 29, 2002. The Company's net loss, the related per share amounts, and stockholders' equity in the restatement did not change from what was previously reported.

OTHER

Certain 2002 amounts have been reclassified to conform to the presentation used for the 2003 financial statements. The Company's interim accounting periods end on the last Sunday of each calendar quarter, and the fiscal year ends on the last Sunday in December.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 28, 2003 and December 29, 2002:

                                                            2003          2002
                                                          --------     ---------
Construction costs and leasehold improvements -
  restaurant                                              $ 38,833     $ 486,521
Restaurant equipment                                        11,167       143,243
Office equipment                                             3,626         3,536
                                                          --------     ---------
Total cost                                                  53,626       633,300
Less: Accumulated Depreciation                                 835        65,977
                                                          --------     ---------
Property and equipment, net                               $ 52,791     $ 567,323
                                                          ========     =========


Depreciation  expense  (including  amortization of leases) totaled  $127,266 and
$65,026  for  the  years  ended   December  28,  2003  and  December  29,  2002,
respectively.

In December 2003, the Company recognized an impairment loss on the Boca Raton restaurant fixed assets pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The restaurant has had recurring losses from operations since its June 2002 inception, which has caused the carrying amount of the fixed assets to be deemed impaired. Management estimates the assets' fair value at approximately $50,000 based on current sales of similar operations and current market conditions. The net book value (the carrying value) of the fixed assets have been written down by $403,411 to $50,000 and an impairment loss has been recorded in the statement of operations for the year ending December 28, 2003.

NOTE 3 - ACCRUED LIABILITIES

Accrued liabilities consist of the following:

                                                 DECEMBER 28,     DECEMBER 29,
                                                     2003             2002
                                                 -----------      -----------
Accrued rent                                     $   21,761       $   31,087
Accrued interest on notes payable -
  related parties                                     9,277              453
Other accrued interest                                8,469               --
Accrued property taxes                                6,878               --
Other accruals                                       16,722            9,544
                                                 -----------      -----------
Total accrued liabilities                        $   63,107       $   41,084
                                                 ===========      ===========

NOTE 4 - CAPITAL LEASE OBLIGATIONS

The Company acquired certain restaurant equipment under the provisions of various long-term leases and has capitalized the minimum lease payments. The equipment was returned and the lease terminated after the sale of the Fort Lauderdale restaurant equipment and supplies on September 23, 2002. As of December 28, 2003 and December 29, 2002 the Company has no property held under a capital lease. Depreciation expense was $9,000 for the year ended December 29, 2002, and is recorded in discontinued operations.

NOTE 5 - OTHER DEBT AND EQUITY TRANSACTIONS

CONVERTIBLE DEBENTURES

On January 17, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. ("Cornell"). These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. In accordance with applicable accounting standards for such issuances, the Company recorded an interest charge of $62,500 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $37,500 in professional fees, $20,000 in commissions, and (as described below) $75,000 for the Equity Line of Credit commitment fee (recorded as interest expense); these amounts were withheld from the proceeds of the debenture at closing. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. $50,000 of the debenture was acquired and effectively redeemed by Charles D. Bleiwise for $60,000 on behalf of the Company, and $100,000 of the debenture was converted into 283,804 shares of common stock in fiscal year 2003.

The Company, in August 2003, issued a convertible debenture to Mr. Bleiwise for $60,000 in consideration of the redemption described above. This amount was charged for compensation in 2003. The debenture has the same features as the debenture to Cornell Capital Partners except that when the debenture is converted, the shares will be restricted shares. The Company recorded an interest charge of $15,000 at issuance to account for the imbedded beneficial conversion feature in the new $60,000 debenture. In August 2003, Mr. Bleiwise converted the $50,000 debenture acquired from Cornell into 151,515 shares of the Company's common stock.

Outstanding convertible debentures at December 28, 2003 totaled $160,000.

EQUITY LINE OF CREDIT

During fiscal year 2003, the Company made advances totaling $425,000 under the Equity Line of Credit, selling 950,878 shares of common stock to Cornell. Of this amount, $400,000 was directed to and held by an escrow agent and was used by the escrow agent to repay $400,000 of the promissory notes issued to Cornell described in the section "promissory notes" below. The remaining $25,000 of proceeds was used by the Company for general working capital.

On March 13, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell. Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, the Company is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement was declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares is equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice the Company shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell received a one-time commitment fee of $90,000, of which $75,000 was withheld from the January 2003 closing of the convertible debenture, and the balance was paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express paid a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on the Company's stock price on January 24, 2003.

PROMISSORY NOTES

On July 25, 2003, the Company executed a promissory note in favor of Cornell in the face amount of $300,000. This note had a 90-day term and was repaid by the due date. The Company recorded commissions of $30,000 and professional fees of $57,315 on this transaction. During fiscal 2003, the promissory note was paid in full through an escrow agent with proceeds received under the Equity Line of Credit.

On October 31, 2003, the Company executed a promissory note with Cornell in the face amount of $100,000. During fiscal 2003, the promissory note was paid in full through an escrow agent with proceeds received under the Equity Line of Credit.

On December 9, 2003, the Company executed a promissory note with Cornell in the face amount of $100,000. At December 28, 2003, the promissory note balance was $100,000.

Subsequent to December 28, 2003, on January 12, 2004, the Company executed a promissory note with Cornell in the face amount of $100,000. The note had a 59-day term and was repaid by the due date.

On February 13, 2004, the Company executed a promissory note with Cornell in the face amount of $500,000. The note has a 178-day term.

RELATED PARTY DEBT

See note 11 for a description of debt transactions with related parties.

NOTE 6 - STOCKHOLDERS' EQUITY

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

ISSUANCE OF COMMON STOCK

During the year ended December 28, 2003, the Company sold 142,858 shares of common stock to a director of the Company that resulted in net proceeds to the Company of $50,000. The Company issued 435,319 shares of free trading stock to reduce convertible debentures in the amount of $227,500, and 950,878 shares were issued to raise funds under the equity Line of Credit in the amount of $425,000. Of this amounts, $400,000 was directed to and held by an escrow agent and was used by the escrow agent to repay $400,000 of the promissory notes issued to Cornell described in Note 5. The remaining $25,000 of proceeds was used by the Company for general working capital. The Company issued 269,524 shares of restricted stock for compensation and interest, net of 200,000 restricted shares subsequently cancelled, in the net amount of $94,333. Additionally, the Company issued 219,501 shares of free trading stock for compensation and services rendered placing a value of $117,743 on the shares issued and recording a compensation charge for the same amount under a Stock Incentive Plan. The value was the fair value of the shares at issuance.

On April 21, 2003, the Company adopted the 2003 Stock Incentive Plan for a total of 400,000 shares of common stock. As of March 24, 2004, 219,501 shares have been issued under this plan to the following individuals:

                                                         NUMBER
               NAME                                    OF SHARES
               -------------------                     ---------
               Geoffrey Eiten                            50,000
               Allen Freed                               20,001
               Michelle Kain                             20,000
               Keith Kanouse                             10,000
               Patricia Durante                          60,000
               Irwin Furman                              54,000
               Douglas Colassante                         2,000
               Carrie Fletcher                            2,000
               Stephen Bauer                              1,500

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

OTHER WARRANTS

On July 28, 2003, warrants for the purchase of 100,000 shares of common stock were issued to Hawk Associates, Inc. which have an exercise price of $0.55 and a term of 5 years. A charge of $30,696 was recorded to professional fees in the third quarter for the issuance of these warrants. These warrants were immediately exercisable and non-forfeitable upon issuance, and were valued following the applicable provisions of SFAS No. 123.

As described above, the Company issued 345,000 warrants during 2002 as part of a private offering to accredited investors. These warrants expire 36 months from the date of issuance, and are exercisable at a price of $1.50 per share.

On July 31, 2001 the Company issued warrants to Francorp, Inc. for the purchase of 38,000 shares of the Company's common stock at an exercise price of $2.00 per share. These warrants were immediately exercisable and non-forfeitable upon issuance, and the exercise period expires on July 31, 2006.

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

On April 21, 2003, the Company adopted the 2003 Stock Incentive Plan for a total of 400,000 shares of common stock. As of March 24, 2004, 219,501 shares have been issued under this plan to the following individuals:

                                                         NUMBER
               NAME                                    OF SHARES
               -------------------                     ---------
               Geoffrey Eiten                            50,000
               Allen Freed                               20,001
               Michelle Kain                             20,000
               Keith Kanouse                             10,000
               Patricia Durante                          60,000
               Irwin Furman                              54,000
               Douglas Colassante                         2,000
               Carrie Fletcher                            2,000
               Stephen Bauer                              1,500

The following table represents the Company's stock option activity for the years ended December 28, 2003 and December 29, 2002:

                                 OPTIONED SHARES
                         WEIGHTED AVERAGE EXERCISE PRICE

                                                                  WEIGHTED
                                                OPTIONED           AVERAGE
                                                 SHARES        EXERCISE PRICE
                                               ----------      --------------
Options outstanding at December 30, 2001        3,949,166        $     0.47
  Forfeited during 2002                          (250,000)       $     (1.71)
                                               ----------        ----------
Options outstanding at December 29, 2002        3,699,166        $     0.39
  Activity during 2003                                 --        $       --
                                               ----------        ----------
Options outstanding at December 28, 2003        3,699,166        $     0.39
                                               ==========        ==========

At December 28, 2003, all of the outstanding options are currently exercisable. Of this total, 142,366 options are exercisable at $1.31 each through August 31, 2007, and the balance at $0.35 each through June 14, 2009.

NOTE 7 - INCOME TAXES

A summary of the provision for income taxes for the period ended December 28, 2003 and December 29, 2002 is as follows:

                                                   2003             2002
                                               -----------      -----------
Currently payable                              $        --      $        --
Deferred benefit                                   777,600          404,300
less: Valuation allowance                         (777,600)        (404,300)
                                               -----------      -----------
Provision for income taxs                      $        --      $        --
                                               ===========      ===========

The deferred benefit, prior to the reduction for the valuation allowance, differs from the amount computed using the federal tax rate primarily due to the effects of state taxes and permanent differences. Of the deferred benefit before the allowance, approximately $84,000 in 2002 relates to discontinued operations; however, after the application of the valuation allowance, there is no tax benefit in either year attributable to discontinued operations. Net deferred tax assets at December 28, 2003 and December 29, 2002 are as follows:

                                                   2003              2002
                                               ------------      ------------
Available net operating loss carryovers        $  1,785,300      $  1,027,100
Stock option/compensation charges                 1,808,800         1,893,900
Other deferred tax assets                           209,300            69,400
Less: Valuation allowance                        (3,803,400)       (2,990,400)
                                               ------------      ------------
Net deferred tax assets                        $         --      $         --
                                               ============      ============

The Company has used an estimated federal tax rate of 34% and a net effective state rate of 4% for all deferred tax computations. There are no significant deferred tax liabilities. Net adjustments of $35,400 were made in 2003 to the deferred tax assets and the valuation allowance to adjust for tax changes in the treatment of stock options. The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income using the periods in which temporary differences and/or carryforward losses become deductible.

The Company has available tax net operating carryovers ("NOLs") as of December 28, 2003 of approximately $4.7 million. The NOLs will expire beginning in 2018. Certain provisions of the tax law may limit NOL carryforwards available for use in any given year in the event of a significant change in ownership interest. There have already been significant changes in stock ownership, however, management believes that an ownership change has not yet occurred which would cause the NOL carryover to be limited.

NOTE 8 - LEASE COMMITMENTS

The Company leases two properties: one in Deerfield Beach, Florida for administrative offices and one in Boca Raton, Florida for its restaurant operations with scheduled annual rental increases. The total rental payments are being amortized over the lives of the leases on a straight-line basis in accordance with applicable accounting rules. The Deerfield Beach office lease commenced on May 15, 2002 and is for a three year period terminating on May 31, 2005. The Boca Raton lease commenced on May 7, 2001 (as modified on June 27,
2003) and is for a five-year period terminating on April 30, 2006. Future annual minimum rental payments subsequent to December 28, 2003 are as follows:

                          YEAR ENDING
                           DECEMBER,
                          -----------
                             2004              $  150,125
                             2005                 133,660
                             2006                  40,633
                                               ----------
                             Total             $  324,418
                                               ==========

         The Boca Raton lease was modified on June 27, 2003 by the landlord and the Company. The modification was to defer specified operating costs included in the Boca Raton lease until the end of the lease term. If there have been no defaults by the Company under the lease and on the last day of the lease term, all sums due to the landlord have been paid by the Company, then the deferred amount will be forgiven by the landlord. The amount of deferred costs contingently due by the Company totaled $12,381 at December 28,2003. The Company believes there have been no defaults under the lease. If a default were to occur, the Company would immediately record the deferred costs as a liability.

Total rent expense for the years December 28, 2003 and December 29, 2002 was $164,362 and $142,171, respectively. The rent for the Fort Lauderdale restaurant has been included in discontinued operations.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

OTHER AGREEMENTS

The Company has established vendor relationships with various food and supplies distributors. No contracts or commitments have been entered into and purchases are on terms or on a COD basis. There were no purchase commitments as of December 28, 2003.

LITIGATION, CLAIMS, AND ASSESSMENTS

In the ordinary course of business, the Company is exposed to various claims, threats, and legal proceedings. In management's opinion, the outcome of any such matters will not have a material impact upon the Company's financial position and results of operations.

GUARANTEE

The Fort Lauderdale restaurant equipment and supplies were sold on September 23, 2002. The lease between the Company and the landlord, which expired on January 31, 2004, was assigned to the Buyer, but the Company remained as a guarantor until January 31, 2004. No claim has been made against the Company under the guarantee. As of the date of this filing, the obligation related to this lease has been satisfied.

NOTE 10 - NET LOSS PER COMMON SHARE

For the periods ended December 28, 2003 and December 29, 2002, basic and diluted weighted average common shares include only common shares outstanding, as the inclusion of common share equivalents would be anti-dilutive. The Company's common stock equivalents consist of options, warrants, and convertible debentures. However, the common stock equivalents, if converted, would have increased common shares outstanding at December 28, 2003 and December 29, 2002 by approximately 6,713,139 shares and 6,082,166 shares, respectively.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

                                                         2003           2002
                                                     -----------    -----------
Common shares outstanding at December 28th
  and December 29th                                   12,386,261     10,368,181
Effect of weighting                                   (1,336,780)      (792,119)
                                                     -----------    -----------
Weighted average common shares outstanding            11,049,481      9,576,062
                                                     ===========    ===========


NOTE 11 - RELATED PARTY TRANSACTIONS

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

The Company received $155,750 in 2003, and $66,660 in 2002, in financing from three directors of the Company. The notes payable bear interest at 5.5% per annum and were renegotiated in December 2003 to be payable in December 2004. As of December 28, 2003 and December 29, 2002, the Company owed accrued interest to the three directors in the amount of

$9,277 and $453, respectively. For the year ended December 28, 2003 and December 29, 2002, interest expense on shareholder notes was $13,733 and $4,131, respectively.

         On February 20, 2003, Health Express sold its first franchise to one of Health Express' directors, Susan Greenfield. The franchisee has started construction on a location in South Florida. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. The franchise fee paid was $30,000 with an additional $5,000 advertising fee.

         On October 7, 2003, Health Express sold its second franchise to the same director of Health Express, Susan Greenfield. The franchisee has identified a location and is currently finalizing a lease located in South Florida. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. The franchise fee paid was $30,000 with an additional $5,000 advertising fee.

During the years ended December 28, 2003, the Company sold 142,858 shares of common stock to Susan Greenfield, a director of the Company at $0.35 per share.

NOTE 12 - DISCONTINUED OPERATIONS

During the third quarter of 2002, the Company committed to a plan to sell its interests in the Fort Lauderdale restaurant, and on September 23, 2002, closed on the sale. In accordance with SFAS No. 144, the results of operations for the year 2002 of the Fort Lauderdale restaurant are included in discontinued operations, as follows:

                                                                   DECEMBER 29,
FOR THE FISCAL YEAR ENDED                                              2002
---------------------------------------------                      ------------
Revenue                                                            $    200,427
Cost of Company Restaurant Sales                                       (287,571)
Other Expenses                                                         (104,690)
                                                                   ------------
Loss from Operations                                                   (191,834)
Interest Income                                                              10
Loss on disposal of restaurant                                          (30,970)
                                                                   ------------
Loss from discontinued operations, net of tax                      $   (222,794)
                                                                   ============

NOTE 13 - SEGMENT INFORMATION

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

                                              RESTAURANT                    CONSOLIDATED
                                              OPERATIONS     FRANCHISING        TOTAL
                                              ----------     -----------    ------------
REVENUES
  Year ended December 28, 2003                $  749,450     $        0      $  749,450
  Year ended December 29, 2002                $  470,059     $        0      $  470,059

OPERATING LOSS FROM CONTINUING OPERATIONS
  Year ended December 28, 2003                $1,864,875     $    3,152      $1,868,027
  Year ended December 29, 2002                $  830,531     $    7,758      $  838,289

SEGMENT ASSETS
  Year ended December 28, 2003                $  175,065     $   10,531      $  185,596
  Year ended December 29, 2002                $  662,356     $      104      $  662,460

DEPRECIATION
  Year ended December 28, 2003                $  127,266     $        0      $  127,266
  Year ended December 29, 2002                $   65,026     $        0      $   65,026

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to December 28, 2003, on January 12, 2004, the Company entered into a promissory note with Cornell in the face amount of $100,000. The note had a 59-day term and was repaid by the due date.

On February 13, 2004, the Company raised additional cash through the execution of a promissory note with Cornell Capital Partners in the face amount of $500,000. The note has a 178-day term.

Since December 28, 2003, the Company has issued 19,999 shares to Allen Freed and 20,000 shares to Irwin Forman under the Stock Incentive Plan.

Since December 28, 2003 through March 24, 2004, the Company has issued 960,795 shares of common stock under the Equity Line of Credit.