Form 10QSB
period 2004-03-28
HEALTH EXPRESS USA INC
filed 2004-05-12
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2004

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________TO______________

                         COMMISSION FILE NUMBER 02-27569

                            HEALTH EXPRESS USA, INC.
                      (EXACT NAME OF SMALL BUSINESS ISSUER)

             Florida                                    65-0847995
             -------                                    ----------
  (State or Other Jurisdiction           (I.R.S. Employer Identification Number)
of Incorporation or Organization)

1761 West Hillsboro Blvd., Suite 203, Deerfield Beach       33442
-----------------------------------------------------       -----
       (Address of Principal Executive Offices)           (Zip Code)

Issuer's telephone number, including area code         (954) 570-5900
                                                       --------------

         Check whether the issuer (1) filed all reports required to be filed by

         Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]       No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

     Class                          Outstanding shares at May 10, 2004
     -----                          ----------------------------------

  Common Stock                                 15,025,768
  ------------

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                            HEALTH EXPRESS USA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        March 28,   December 28,
                                                          2004           2003
                                                      ------------  ------------
                                                      (unaudited)

CURRENT ASSETS
     Cash and cash equivalents                        $    370,161  $     59,076
     Inventory                                              10,548        10,898
     Prepaid expenses and other                             17,512        12,978
     Debt issue costs, net                                  39,765            --
                                                      ------------  ------------

     TOTAL CURRENT ASSETS                                  437,986        82,952


PROPERTY AND EQUIPMENT, net                                 50,484        52,791

DEPOSITS                                                    49,853        49,853
                                                      ------------  ------------

     TOTAL                                            $    538,323  $    185,596
                                                      ============  ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES
     Accounts payable                                 $     83,611  $    128,378
     Accrued payroll and related amounts                   219,710       182,363
     Accrued liabilities                                    55,189        63,107
     Deferred franchise revenue - related party             70,000        70,000
     Notes payable - related parties                       222,410       222,410
     Promissory note                                       500,000       100,000
                                                      ------------  ------------

     TOTAL CURRENT LIABILITIES                           1,150,920       766,258
                                                      ------------  ------------


LONG TERM DEBT - Convertible debentures                    160,000       160,000
                                                      ------------  ------------


STOCKHOLDERS ' EQUITY (DEFICIT)
Preferred stock, $0.01 par value;10,000,000 shares
 authorized zero shares issued and outstanding
Common stock,  $0.001 par value;  50,000,000 shares
 authorized 13,387,055 and 12,386,261 issued and
 outstanding at March 28, 2004 and
 December 28, 2003 respectively                             13,387        12,386
Additional paid-in capital                               9,377,808     9,167,976
Accumulated deficit                                    (10,163,792)   (9,921,024)
                                                      ------------  ------------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (772,597)     (740,662)
                                                      ------------  ------------

     TOTAL                                            $    538,323  $    185,596
                                                      ============  ============


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three months     Three months
                                                    Ended            Ended
                                               March 28, 2004   March 30, 2003
                                               --------------   --------------


REVENUES, net                                  $      181,690   $      209,091

COST OF COMPANY RESTAURANT SALES
Food and paper                                         73,563           71,480
Labor                                                  50,614           86,010
Occupancy                                              29,083           35,273
Marketing                                               7,025           14,570
Repairs                                                 4,987            4,280
Other direct costs                                     27,590           16,744
                                               --------------   --------------
Total Cost of Company Restaurant Sales                192,862          228,357
                                               --------------   --------------

OTHER EXPENSES
Compensation                                          127,735          102,181
Depreciation                                            5,630           31,614
Amortization of debt issue costs                       10,980               --
General and administrative                             75,440          158,232
                                               --------------   --------------
TOTAL OTHER EXPENSES                                  219,785          292,027
                                               --------------   --------------
TOTAL EXPENSES                                        412,647          520,384
                                               --------------   --------------
LOSS FROM OPERATIONS                                 (230,957)        (311,293)

OTHER NON-OPERATING INCOME (EXPENSE)
Interest Income                                           155              123
Interest Expense                                      (11,966)        (139,892)
                                               --------------   --------------
TOTAL OTHER NON-OPERATING (EXPENSE), net              (11,811)        (139,769)

LOSS BEFORE PROVISION
FOR INCOME TAXES                                     (242,768)        (451,062)

PROVISION FOR INCOME TAXES                                 --               --
                                               --------------   --------------
       NET LOSS                                $     (242,768)  $     (451,062)
                                               ==============   ==============

LOSS PER COMMON SHARE:
Net loss per common share, basic and diluted   $        (0.02)  $        (0.04)
                                               ==============   ==============

Weighted average common shares outstanding         12,836,181       10,372,943
                                               ==============   ==============


                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTHS ENDED MARCH 28, 2004 AND MARCH 30, 2003


                                                                                     Three Months      Three Months
                                                                                        Ended              Ended
                                                                                    March 28, 2004    March 30, 2003
                                                                                    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                                      $     (242,768)   $     (451,062)
      Adjustments to reconcile net loss from continuing operations to net cash used in operating activities
         Depreciation                                                                        5,630            31,614
         Amortization of debt issue costs                                                   10,980                --
         Beneficial conversion feature on convertible debentures                                --            62,500
         Common stock issued for compensation and interest                                  10,833                --
         Changes in certain assets and liabilities
            Inventory, prepaid expenses and other assets                                    (4,183)            6,564
            Accounts payable, accrued liabilities and
             deferred franchise revenue                                                    (15,339)          139,318
                                                                                    --------------    --------------
            NET CASH USED IN OPERATING ACTIVITIES                                         (234,847)         (211,066)
                                                                                    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of property and equipment                                                    (3,323)               --
      Changes in deposits                                                                       --             8,003
                                                                                    --------------    --------------
            NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                             (3,323)            8,003
                                                                                    --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of convertible debenture                                           --           181,000
      Proceeds from issuance of promissory notes, net of offering costs                    549,255                --
      Proceeds from notes payable - related parties                                             --            30,000
      Net proceeds from issuance of common stock                                                --            50,000
                                                                                    --------------    --------------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                                      549,255           261,000
                                                                                    --------------    --------------
            NET INCREASE IN CASH AND CASH EQUIVALENTS                                      311,085            57,937

CASH AND CASH EQUIVALENTS, Beginning of the period                                          59,076             7,564
                                                                                    --------------    --------------
CASH AND CASH EQUIVALENTS, End of the period                                        $      370,161    $       65,501
                                                                                    ==============    ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for interest                                      $          306    $          773
                                                                                    ==============    ==============
      Cash paid during the period for income taxes                                  $           --    $           --
                                                                                    ==============    ==============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

      Direct repayment to lender from equity line proceeds                          $      200,000                --
                                                                                    ==============    ==============

                 See notes to consolidated financial statements

                            HEALTH EXPRESS USA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1:  Basis of  Presentation  and  Organization  and  Significant  Accounting
Policies

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included and there are no additional material subsequent events or material contingencies that require disclosure. The financial statements as of and for the periods ended March 28, 2004 and March 30, 2003 are unaudited.

The results of operations for the interim periods presented are not necessarily indicative of the results of operations to be expected for the fiscal year. Certain information for 2003 has been reclassified to conform to the 2004 presentation. The accompanying interim consolidated financial statements should be read in conjunction with the annual consolidated financial statements and footnotes included in the Company's Form 10-KSB filed for the year ended December 28, 2003.

Organization

Health Express USA, Inc. (the "Company") was incorporated in Florida on July 2, 1998 to develop, construct and operate health and gourmet fast food restaurants. On April 10, 2000, the Company began operations in Fort Lauderdale, Florida of its first restaurant under the trade name "Healthy Bites Grill". The Company operated the restaurant through a wholly-owned subsidiary, Healthy Bites Grill, Inc., incorporated in Florida on January 26, 1999. The restaurant equipment and supplies were sold on September 23, 2002. The lease between the Company and the landlord, which expires on January 31, 2004, was assigned to the Buyer, but the Company remained as a personal guarantor until January 31, 2004. The restaurant, which offered eat-in, take-out and drive-thru service was a proven testing ground in determining, among other factors, consumer menu item preferences, market demographics, kitchen equipment requirements, food pricing guidelines, and sales and labor targets for profitable operations. Healthy Bites Grill is currently an active corporation but has not conducted business since the sale of the assets on September 23, 2002.

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

On February 20, 2003, the Company sold its first franchise to one of the Company's directors. The franchisee has identified a location and is currently building out a restaurant located in South Florida, with an expected opening in the second quarter of 2004. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. On October 1, 2003, the Company sold its second franchise to the same director of the Company. The franchisee has identified a location and is currently building out the second restaurant also located in South Florida, which should open in the second quarter of 2004. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration.

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

Net Loss Per Share

SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive. Common stock equivalents, if converted, would have increased common shares outstanding at March 28, 2004 and March 30, 2003 by approximately 7,358,637 and 6,332,166, respectively.

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

The following summarizes the Company's stock option activity for the three months ended March 28, 2004:

                                                          OPTIONED             SHARES
                                                          WEIGHTED-           EXERCISE
                                                           AVERAGE             PRICE
                                                          ---------           --------
Options outstanding at December 28, 2003                  3,699,166           $   0.39

Issued during the three months ended March 28, 2004              --                 --

Exercised, expired or forfeited during the three
  months ended March 28, 2004                                    --                 --
                                                          ---------           --------
Options outstanding at March 28, 2004                     3,699,166           $   0.39
                                                          =========           ========


At March 28, 2004, all of the outstanding options are currently exercisable. Of this total, 142,366 options are exercisable at $1.31 each through August 31, 2007, and the balance at $0.35 each through June 14, 2009.


Income Taxes

All deferred tax assets created by net operating losses are offset in their entirety by a deferred tax asset valuation allowance, therefore, there is no provision or benefit for income taxes.

Note 2:  Notes Payable - Related Parties

The Company received $70,000 in financing from a related party on May 20, 2002. The note was payable on September 20, 2002 and included interest at 5.5% per annum. On November 8, 2002, the $50,000 note payable, after repayment of $20,000 of principal, was extended through March 31, 2003 at an interest rate of 7% per annum and the issuance of 5,000 shares of the Company's restricted common stock to the note holder. The shares issued were valued at $1,750, and this amount was recorded as interest expense. The $50,000 note payable was extended through July 31, 2003 at an interest rate of 7% per annum and the issuance of 10,000 shares of the Company's restricted common stock to the note holder. The shares issued were valued at $3,500 and were recorded as interest expense in the financial statements. On August 4, 2003, the $50,000 note payable was paid in full.

The Company received $155,750 in 2003, and $66,660 in 2002, in financing from three directors of the Company in 2003. The notes payable bear interest at 5.5% per annum and were renegotiated in December 2003 to be payable on December 31, 2004. As of March 28, 2004 and March 30, 2003, the Company owed accrued interest to the three directors in the amount of $12,145 and $637, respectively. For the three months ended March 28, 2004 and March 30, 2003, interest expense on shareholder notes was $2,868 and $1,018, respectively.

Note 3:  Debt

Convertible Debentures

On January 17, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. ("Cornell"). These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. In accordance with applicable accounting standards for such issuances, the Company recorded an interest charge of $62,500 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $37,500 in professional fees, $20,000 in commissions, and (as described below) $75,000 for the Equity Line of Credit commitment fee (recorded as interest expense); these amounts were withheld from the proceeds of the debenture at closing. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. In August 2003, $50,000 of the debenture was acquired and effectively redeemed by Charles D. Bleiwise for $60,000 on behalf of the Company. This amount was charged to compensation in 2003. The debenture has the same features as the debenture to Cornell except that when the debenture is converted, the shares will be restricted shares. The Company recorded an interest charge of $15,000 at issuance to account for the imbedded beneficial conversion feature in the new $60,000 debenture. In fiscal year 2003, $100,000 of the debenture was converted into 283,804 shares of the Company's common stock in fiscal year 2003. As of March 28, 2004, $160,000 in convertible debentures were outstanding. Subsequent to March 28, 2004, $25,000 of the debenture was converted into 168,918 shares of the Company's common stock. As of May 10, 2004, $135,000 in convertible debentures remains outstanding. See Note 6 - Subsequent Events.

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

On December 9, 2003, the Company executed a promissory note with Cornell in the face amount of $100,000. During the three months ended March 28, 2004, the promissory note was paid in full through an escrow agent with proceeds received under the Equity Line of Credit.

On January 12, 2004, the Company executed a promissory note with Cornell in the face amount of $100,000. The note was repaid by the due date through an escrow agent with proceeds received under the Equity Line of Credit.

On February 13, 2004, the Company executed a promissory note with Cornell in the face amount of $500,000. There were debt issue costs related to this promissory note of $50,745, which included commissions of $32,500 and professional fees of $18,245, which were classified as a debt issue cost asset on the balance sheet.

$10,980 of amortization of debt issue costs was recorded during the quarter. The note has a 178-day term. At March 28, 2004, the promissory note balance was $500,000. At May 10, 2004, the principal balance was $325,000. See Note 6 - Subsequent Events.


Note 4:  Stockholders' Equity (Deficit)

Equity Line Of Credit

On March 13, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell. Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, the Company is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement was declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares is equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice the Company shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell received a one-time commitment fee of $90,000, of which $75,000 was withheld from the January 2003 closing of the convertible debenture, and the balance was paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express paid a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on the Company's stock price on January 24, 2003. During the three months ended March 28, 2004, the Company received $200,000 under the Equity Line of Credit and issued 960,795 shares of common stock. The advances were used to pay promissory notes. Subsequent to March 28, 2004, through May 10, 2004, the Company received $175,000 under the Equity Line of Credit and issued 1,388,295 shares of common stock. These proceeds were also used to pay promissory notes.

Common  Stock Issued for Employee  and  Consulting  Services

During the quarter ended March 28, 2004, the Company granted 39,999 common shares for services valued at an aggregate of $10,833 based on the quoted trading price on each grant date.

Note 5:  Segment Operations

The Company follows the provisions of SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which requires annual and interim reporting standards for a company's operating segments. Under SFAS No. 131, the Company's operations are defined as consisting of two operating segments.

As of March 28, 2004, The Company has 2 segments, restaurant operations and franchising.

                                              Restaurant        Consolidated
                                              Operations        Franchising          Total
                                              ----------        ------------         -----
Revenues
Quarter ending March 28, 2004                $   181,690         $       -       $   181,690
Quarter ending March 30, 2003                    209,091                 -           209,091

Operating Loss
Quarter ending March 28, 2004                    230,945                12           230,957
Quarter ending March 30, 2003                    310,206             1,087           311,293

Segment Assets
Quarter ending March 28, 2004                    469,505            68,818           538,323
Quarter ending March 30, 2003                    713,140            30,076           743,216

Depreciation
Quarter ending March 28, 2004                      5,630                 -             5,630
Quarter ending March 30, 2003                     31,614                 -            31,614

See Note 6: Subsequent Events.

Subsequent to March 28, 2004, the Company was advanced amounts under the Equity Line of Credit of $175,000 and issued 1,388,295 shares of Common Stock. These proceeds were used to pay promissory notes.

Subsequent to March 28, 2004, $25,000 of the debenture was converted into 168,918 shares of the Company's Common Stock.

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


Financial Condition

      We had net losses of $2,046,340 and $1,069,054 for the years ended December 28, 2003 and December 29, 2002, respectively. For the three months ended March 28, 2004, we had a net loss of $242,768. As of March 28, 2004, we had cash of $370,161 and current liabilities of $1,150,920. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003 and 2002 consolidated financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Results Of Operations

      Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship Fort Lauderdale restaurant began operations on April 10, 2000, and its operations were discontinued in September 2002. For the quarter ending March 28, 2004, Healthy Bites Grill of Boca, Inc., the subsidiary that operates the Boca Raton restaurant, reported revenues of $181,690 and a loss of $26,509. The total consolidated loss of $242,768 for the quarter ending March 28, 2004 includes losses from restaurant operations, franchise operations and general and administrative expenses.

                                                            March 28,        March 30,
                                                             2004              2003
                                                           -----------      -----------

Loss from Restaurant Operations, Healthy Bites
Grill of Boca, Inc.                                        $   26,509        $   56,251
Loss from Health Express Franchise Company                         12             1,087
Losses attributed to Health Express USA, Inc.                 216,247           393,724
                                                           ----------        ----------
Consolidated loss                                          $  242,768        $  451,062
                                                           ==========        ==========

For The Quarter Ended March 28, 2004, Compared To The Quarter Ended March 30,
2003


      Results On A Consolidated Basis


      Revenues

      Health Express had revenues of $181,690 for three month period ended March 28, 2004, compared with revenues of $209,091 for the same period in 2003. The revenues were derived completely from the Boca Raton restaurant. The decrease of $27,401 was due to lower volume at this restaurant, which manage believes was primarily due to reduced marketing expenditures. There were no franchise-related revenue during the quarter ended March 28, 2004.


      Costs Of Company Restaurant Sales

      Health Express' cost of company restaurant sales for the three-month period ended March 28, 2004 was $192,862, compared with $228,357 for same period in 2003. The decrease in cost of company restaurant sales of $35,495 is mainly due to savings from reduced marketing expenditures and better cost controls, as well as reduced sales.


      Other Expenses

      Health Express had other operating expenses, which included compensation, depreciation, amortization of debt issue costs and general and administrative expenses, totaling $219,785 for three month period ended March 28, 2004, compared with other expenses of $292,027 in the same period of 2003. The decrease of $72,242 was due to a decrease in depreciation and general and administrative expenses, offset by an increase in compensation and amortization of debt issue costs.


      Net Loss

      Health Express had a net loss for the three month period ended March 28, 2004 of $242,768 or $0.02 per share. In the same period for 2003, Health Express has a net loss of $451,062 or $0.04 per share. The decrease in net loss of $208,294 was attributable mainly to decreases in other expenses and interest expense.


      Results On A Separated Basis


      Health Express USA, Inc. - March 28, 2004 As Compared To March 30, 2003

      The loss for the period ending March 28, 2004 of $216,247 includes compensation of $127,735 and amortization of debt issue charges of $10,980, relating to the promissory notes issued, with the balance including various general and administrative expenses.

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

      For the first quarter ending March 28, 2004, the Boca Raton restaurant reported revenues of $181,690 and a loss of $26,509. For the same period in 2003, the Boca Raton restaurant reported revenues of $209,091 and a loss of

$56,251. Expenses primarily consist of cost of sales and include labor of $50,614, rent of $29,083, food and paper of $73,563 and other costs.


      Health Express Franchise Company

      On July 10, 2001, Health Express entered into an agreement with Francorp, Inc., a franchise consulting group, to develop and implement a comprehensive franchise program. Under the Franchise Development Agreement, Francorp was paid in 2001 $60,000 in cash, 37,400 shares of our common stock, and warrants to purchase 38,000 shares of our common stock. This program provides assistance in various phases including:

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

      On February 20, 2003, Health Express sold its first franchise to one of Health Express' directors. The franchisee has started construction on a location in South Florida. The Franchise Agreement was entered into February 14, 2003 between Healthy Express Franchise Company and The Junie Corp. Under the Franchise Agreement, The Junie Corp. has the right to operate one Healthy Bites Grill restaurant, was obligated to pay an initial franchise fee of $30,000 and a grand-opening advertising fee of $5,000 at the time of signing of the agreement, and is obligated to pay continuing fees comprised of a royalty fee of 4% of gross revenue of the restaurant and an advertising fee of 3% of gross revenues of the restaurant. On September 30, 2003, the second franchise was sold to the same director of Health Express. The Franchise Agreement was entered into September 30, 2003 between Healthy Express Franchise Company and The Myrick Corporation with the same terms as the first franchise. The total of $70,000 in franchise and operating fees received during 2003 are reflected as a deferred revenue liability at March 28, 2004.


Liquidity And Capital Resources

      As of May 7, 2004 the Company has approximately $226,000 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy the Company's need for working capital for the short term.

      Management realizes that Health Express must ultimately be able to generate sufficient cash flows from the profitable operation of the business to allow it to successfully sustain itself independent of outside capital and loans.

      Cash used in operating activities during the three months period ended March 28, 2004 was $234,847, compared to $211,066 for the same period a year earlier.

      Cash used in investing activities was $3,323 for the three months period ended March 28, 2004, compared to cash provided by investing activities of $8,003 in the same period for 2003. The decrease in cash used in investing activities was attributable to the fact that the Company purchased $3,323 of property or equipment during the three months ended March 28, 2004 compared with no purchases of property and equipment during the same period in 2003.

      Cash provided by financing activities was $549,255 for the three months period ended March 28, 2004, compared to $261,000 in the same period for 2003. The cash provided in the 2004 period was from the net proceeds from the issuance of promissory notes.

      The restaurant operations have incurred losses since inception. Management believes that it will require approximately $158,000 in additional capital to fund restaurants operations for the Boca Restaurant for the next twelve months. Health Express had $370,161 in cash and cash equivalents as of March 28, 2004.

      On January 17, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. ("Cornell"). These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. In accordance with applicable accounting standards for such issuances, the Company recorded an interest charge of $62,500 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $37,500 in professional fees, $20,000 in commissions, and (as described below) $75,000 for the Equity Line of Credit commitment fee (recorded as interest expense); these amounts were withheld from the proceeds of the debenture at closing. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. $50,000 of the debenture was acquired and effectively redeemed by Charles D. Bleiwise for $60,000 on behalf of the Company, and $100,000 of the debenture was converted into 283,804 shares of the Company's common stock in fiscal year 2003. Subsequent to March 28, 2004, $25,000 of the debenture was converted into 168,918 shares of the Company's common stock. As of May 10, 2004, $135,000 in convertible debentures remains outstanding. See Note 6 - Subsequent Events.

      On March 13, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell. Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, the Company is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement was declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares is equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice the Company shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell received a one-time commitment fee of $90,000, of which $75,000 was withheld from the January 2003 closing of the convertible debenture, and the balance was paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express paid a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on the Company's stock price on January 24, 2003. During the first quarter of 2004, the Company received $200,000 and issued 960,785 shares of common stock under the Equity Line of Credit. Subsequent to March 28, 2004, through May 10, 2004, the Company received $175,000 under the Equity Line of Credit and issued 1,388,295 shares of common stock. See Note 6 - Subsequent Events.

      On January 12, 2004, the Company executed a promissory note with Cornell in the face amount of $100,000. The note was repaid by the due date through an escrow agent with proceeds received under the Equity Line of Credit.

      On February 13, 2004, the Company executed a promissory note with Cornell in the face amount of $500,000. There were debt issue costs related to this promissory note of $50,745, which were classified as a debt issue cost asset on the balance sheet. $10,980 of amortization of debt issue costs was recorded during the quarter. The note has a 178-day term. At March 28, 2004, the promissory note balance was $500,000.

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


ITEM 3.  CONTROLS AND PROCEDURES


(A)   Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the of period covered. The Company's prior auditors advised the Company that, in the auditor's view, the Company's controls over (1) non-accounting documents to the extent this information is communicated to the Chief Financial Officer, and (2) the internal accounting controls regarding segregation of duties, each have material weakness. The former accountants for Health Express do not believe that these items constitute reportable events as described in Item 304(a) of Regulation S-K. The Company believes that its overall internal controls are, in fact, effective, and the Company strives to continue to make improvements in its internal controls.


(B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's first fiscal quarter ended March 28, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         During the three-month period ended March 28, 2004 the Company did not issue any unregistered securities.


ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

EXHIBIT
NO.
-------
2.1          Articles of Incorporation, as amended              Incorporated by reference to Exhibit 2 to Form
                                                                10-SB filed on October 6, 1999

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

10.11        Standard Asset Purchase Contract and Receipt       Incorporated by reference to Exhibit 99.2 to Form 8-K
                                                                filed on October 9, 2002

10.12        Fourth Addendum to Standard Asset Purchase         Incorporated by reference to Exhibit 99.3 to Form 8-K
                                                                filed on October 9, 2002

10.13        Addendum to Fourth Addendum to Standard Asset      Incorporated by reference to Exhibit 99.4 to Form 8-K
             Purchase Contract and Receipt dated                filed on October 9, 2002
             September 23, 2002

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

10.23        Escrow Agreement dated January 17, 2003 among      Incorporated by reference to Exhibit 10.20 to Form
             Health Express, the Buyers and Butler Gonzalez,    10-KSB filed on March 26, 2003
             LP

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

10.27        Lease Modification - Health Bites Grill of Boca,   Incorporated by reference to Exhibit 10.27 to Form
             Inc.                                               10-KSB filed on March 29, 2004

10.28        Franchise Agreement between Health Express and     Incorporated by reference to Exhibit 10.28 to Form
             Myrick Corporation                                 10-KSB filed on March 29, 2004

14.1         Code of Ethics                                     Incorporated by reference to Exhibit 14.1 to Form
                                                                10-KSB filed on March 29, 2004

31.1         Certification by Chief Executive Officer           Provided herewith
             pursuant to 15 U.S.C. Section 7241, as adopted
             pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002

31.2         Certification by Chief Financial Officer           Provided herewith
             pursuant to 15 U.S.C. Section 7241, as adopted
             pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002

32.1         Certification by Chief Executive Officer and       Provided herewith
             Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906
             of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

      On April 8, 2004, the Company filed a current report under Item 4 on Form 8-K relating to the change of the Company's auditors from Ahearn, Jascot + Company, P.A. to Salberg & Company, P.A.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Health Express has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. May 12, 2004.

May 12, 2004                            HEALTH EXPRESS USA, INC.

                                        By: /s/ Douglas Baker
                                           -----------------------------
                                            Douglas Baker,
                                            Chief Executive Officer and Director


                                        By: /s/ Patricia Durante
                                           -----------------------------
                                           Patricia Durante,
                                           Chief Financial Officer
                                           Principal Accounting Officer