Form 10QSB
period 2004-06-27
HEALTH EXPRESS USA INC
filed 2004-08-11
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 2004

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________TO______________

                         COMMISSION FILE NUMBER 02-27569

                            HEALTH EXPRESS USA, INC.
                      (EXACT NAME OF SMALL BUSINESS ISSUER)

                          Florida                                          65-0847995
              (State or Other Jurisdiction                    (I.R.S. Employer Identification Number)
            of Incorporation or Organization)

    1761 West Hillsboro Blvd., Suite 203, Deerfield Beach                    33442
    -----------------------------------------------------                    -----
          (Address of Principal Executive Offices)                         (Zip Code)

       Issuer's telephone number, including area code                    (954) 570-5900
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

                              Yes [X]        No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

   Class                                   Outstanding shares at August 10, 2004

Common Stock                                            18,611,321
------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    Health Express USA, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 June 27, 2004
                                   (Unaudited)

                                     ASSETS

Current Assets
  Cash                                                            $     128,882
  Employee receivable                                                     1,851
  Prepaids                                                                6,031
  Debt issue costs, net                                                  12,761
  Assets of discontinued operations                                     121,001
                                                                  -------------
Total Current Assets                                                    270,526
                                                                  -------------

Other Assets
  Deposits                                                                6,228
                                                                  -------------
Total Other Current Assets                                                6,228
                                                                  -------------

Equipment, net                                                            3,773
                                                                  -------------

Total Assets                                                      $     280,527
                                                                  =============

                       LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
  Accounts payable                                                $      40,558
  Accrued payroll and related taxes                                     212,140
  Accrued interest payable                                               31,544
  Notes payable - related party                                         209,750
  Accrued interest payable - related party                               14,053
  Note payable                                                          275,000
  Deferred revenue - related party                                       70,000
  Liabilities of discontinued operations                                 53,311
                                                                  -------------
Total Current Liabilities                                               906,356
                                                                  -------------

Long Term Liabilities
  Convertible debentures                                                135,000
                                                                  -------------
Total Long Term Liabilities                                             135,000
                                                                  -------------

Total Liabilities                                                     1,041,356
                                                                  -------------

Stockholders' Deficiency
  Preferred stock, Series A, $0.01 par value, 10,000,000
      shares authorized, none issued and outstanding                         --
Common stock, $0.001 par value, 50,000,000 shares authorized
      18,775,554 shares issued and 13,980,555 shares outstanding         13,981
  Common stock issuable $0.001 par value, 2,059,604 shares                2,060
  Additional paid in capital                                          9,752,405
  Accumulated deficit                                               (10,474,275)
                                                                  -------------
                                                                       (705,829)
  Less:  Deferred Consulting (500,000 common shares)                    (55,000)
Total Stockholders' Deficiency                                         (760,829)
                                                                  -------------

Total Liabilities and Stockholders' Deficiency                    $     280,527
                                                                  =============

                    Health Express USA, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three months ended   Three months ended   Six months ended   Six months ended
                                                      June 27, 2004        June 29, 2003      June 27, 2004        June 29, 2003
                                                   -----------------    -----------------    ---------------    -----------------
Operating Expenses
Compensation                                                193,663              120,185            321,398              222,366
Depreciation                                                    254                  126                459                  252
Debt issue cost expense                                      27,005                   --             37,985                   --
General and Administrative                                   73,158              166,946            127,797              319,565
                                                   ----------------     ----------------     --------------     ----------------
Total Operating Expenses                                    294,080              287,257            487,639              542,183
                                                   ----------------     ----------------     --------------     ----------------

Loss from operations                                       (294,080)            (287,257)          (487,639)            (542,183)
                                                   ----------------     ----------------     --------------     ----------------

Other Income (Expense)
Interest income                                                  18                    9                 29                    9
Interest expense                                            (15,754)             (11,474)           (27,666)            (151,359)
                                                   ----------------     ----------------     --------------     ----------------
Total other Income (Expense)                                (15,736)             (11,465)           (27,637)            (151,350)
                                                   ----------------     ----------------     --------------     ----------------

Net Loss from Continuing Operations                $       (309,816)    $       (298,722)    $     (515,276)    $       (693,533)
                                                   ================     ================     ==============     ================

Discontinued Operations
  Loss from operations of discontinued component
  (including loss on disposal of $0)                           (668)             (64,681)           (37,975)            (120,932)
                                                   ----------------     ----------------     --------------     ----------------
Loss on Discontinued Operations                                (668)             (64,681)           (37,975)            (120,932)
                                                   ----------------     ----------------     --------------     ----------------

Net Loss                                           $       (310,484)    $       (363,403)    $     (553,251)    $       (814,465)
                                                   ================     ================     ==============     ================

Net Loss Per Share - Basic and Diluted

Loss from continuing operations                    $         (0.021)    $         (0.028)    $       (0.037)    $         (0.066)
Loss from discontinued operations                  $         (0.000)    $         (0.006)    $       (0.003)    $         (0.011)
                                                   ----------------     ----------------     --------------     ----------------

Net Loss Per Share - Basic and Diluted             $         (0.021)    $         (0.034)    $       (0.040)    $         (0.077)
                                                   ================     ================     ==============     ================

Weighted average number of shares outstanding
         during the year - basic and diluted             14,800,151           10,783,552         13,812,667           10,579,382
                                                   ================     ================     ==============     ================

                    Health Express USA, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                  Six months ended       Six months ended
                                                                                   June 27, 2004          June 29, 2003
                                                                                  -------------------  ---------------------
Cash Flows from Operating Activities:
Net loss                                                                             $(553,251)               $(814,465)
Adjustments to reconcile net loss to net cash used in
      operating activities:
Depreciation                                                                               459                      252
Recognition of beneficial conversion feature on convertible debenture                       --                   62,500
Amortization of debt issue costs                                                        37,985                       --
Stock issued for compensation and interest                                                  --                  129,275
Stock issued for services                                                               29,244                       --
Issuance of stock options for services                                                  53,840                       --
Changes in operating assets and liabilities:
(Increase) decrease in:
  Employee receivable                                                                   (1,851)                      --
Prepaid and other assets                                                                 4,184                       --
Assets from discontinued operations                                                     (7,501)                  82,861
Increase (decrease) in:
  Accounts payable                                                                     (44,630)                  47,516
  Accrued liabilities                                                                   41,887                   50,258
  Liabilities from discontinued operations                                             (32,160)                  38,809
                                                                                     ---------                ---------
Net Cash Used in Operating Activities                                                 (471,794)                (402,994)
                                                                                     ---------                ---------

Cash Flows from Investing Activities:
  Purchase of equipment                                                                 (1,439)                      --
                                                                                     ---------                ---------
Net Cash Used in Investing Activities                                                   (1,439)                      --
                                                                                     ---------                ---------

Cash Flows from Financing Activities:
  Proceeds from notes, net of debt issue costs                                         549,254                  250,000
  Proceeds from notes - related parties                                                     --                  155,750
  Proceeds from issuance of common stock                                                    --                   50,000
                                                                                     ---------                ---------
Net Cash Provided by Financing Activities                                              549,254                  455,750
                                                                                     ---------                ---------

Net Increase in Cash                                                                 $  76,021                $  52,756

Cash at Beginning of Period                                                             52,861                    7,564
                                                                                     ---------                ---------

Cash at End of Period                                                                $ 128,882                $  60,320
                                                                                     =========                =========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
     Interest                                                                        $     306                $ 163,296
                                                                                     =========                =========
     Taxes                                                                           $      --                $      --
                                                                                     =========                =========
     Debt issue costs from issuance of convertible debenture                         $  50,746                $      --
                                                                                     =========                =========
     Stock issued under equity line of credit to pay down convertible debenture      $ 450,000                $      --
                                                                                     =========                =========
     Stock issued for deferred consulting services                                   $  55,000                $      --
                                                                                     =========                =========
     Issuance of stock options for services                                          $  53,840                $      --
                                                                                     =========                =========

                    Health Express USA, Inc. And Subsidiaries
                   Notes To Consolidated Financial Statements
                                  June 27, 2004
                                   (Unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim consolidated financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of consolidated financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair consolidated financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 28, 2003 included in the Company's Form 10-KSB.

Note 2.  Nature of Operations and Summary of Significant Accounting Policies

(A)      Nature of Operations

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

In June 2004, the Company committed to selling its restaurant operations due to lack of profitability (see Notes 2(C), 3 and 4). There is no guarantee that the Company will be able to sell the restaurant at an acceptable price, and therefore may continue to operate the Boca Raton restaurant until the end of the lease in May 2006, or longer.

(B)      Franchise Operations

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

                    Health Express USA, Inc. And Subsidiaries
                   Notes To Consolidated Financial Statements
                                  June 27, 2004
                                   (Unaudited)

On February 20, 2003, the Company sold its first franchise to one of the Company's directors. The franchisee has identified a location and is currently building out a restaurant located in South Florida, with an expected opening in the third quarter of 2004. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. On October 1, 2003, the Company sold its second franchise to the same director of the Company. The franchisee has identified a location in South Florida and it opened in the third quarter of 2004. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration.

Initial franchise fees of $60,000 were received during the year ended December 28, 2003 from the sale of two franchises, and is recorded as deferred franchise revenue - related party in the accompanying consolidated financial statements. The Company also received $10,000 for grand opening advertising, and it is included with deferred franchise revenue - related party in the accompanying consolidated financial statements as of June 27, 2004.

(C)      Revenue Recognition

Revenue from restaurant sales is recognized at the time of the transaction with the customer, and since all sales are typically for cash or by credit cards, there are generally no trade receivables. Revenues are shown net of customer discounts or allowances taken at the time of the sale. See above for a description of the accounting for initial franchise fees. Once franchise activities begin, the Company will record revenues from franchise activities in accordance with applicable accounting standards for franchisors. See Notes 3 and 4 regarding discontinued operations.

(D)      Principles of Consolidation

The consolidated financial statements include the accounts of Health Express USA, Inc. and it's wholly owned Subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(E)      Net Loss Per Share

SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive. Common stock equivalents, if converted, would have increased common shares outstanding at June 27, 2004 and June 29, 2003 by approximately 7,994,666 and 6,619,108, respectively.

(F)      Stock Based Compensation

The Company follows the fair value method under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, in accounting for stock-based transactions with employees and non-employees.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company has historically accounted for, and will continue to account for, its employee stock-based compensation under the fair value based method provisions of SFAS No. 123, and therefore the issuance of SFAS No. 148 did not have any impact on the Company's financial position, results of operations or cash flows.

                    Health Express USA, Inc. And Subsidiaries
                   Notes To Consolidated Financial Statements
                                  June 27, 2004
                                   (Unaudited)

The following summarizes the Company's stock option activity for the six months ended June 27, 2004:

                                                                                                                 Weighted
                                                                                                  Options     Exercise Price

Options outstanding at December 28, 2003                                                         3,699,166       $     0.39

Options granted during the six months ended June 27, 2004                                          500,000       $     0.55

Exercised, expired or forfeited during the six months ended June 27, 2004                               --               --

Options outstanding at June 27, 2004                                                             4,199,166       $     0.39

At June 27, 2004, all of the outstanding common stock options are currently exercisable. Of this total, 142,366 options are exercisable at $1.31 each through August 31, 2007, and 3,556,800 at $0.35 each through June 14, 2009. On May 28, 2004, 500,000 common stock options were granted. 100,000 are exercisable at $0.55 through May 28, 2006 and 400,000 are exercisable at $0.55 through May 28, 2009 (see Notes 7(C) and 8).

(G)      Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than their carrying amounts, their carrying amounts is reduced to fair value and an impairment loss is recognized. There were no impairment charges during the three and six months ended June 27, 2004.

(H)      Recent Accounting Pronouncements

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's financial position, results of operations and liquidity due to the Company reporting discontinued operations for the three and six months ended June 27, 2004 and the related prior period comparison for the three and six months ended June 29, 2003.

Note 3.  Going Concern

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $553,251 and net cash used in operations of $471,794 for the six months ended June 27, 2004 and a working capital deficiency of $635,830, accumulated deficit of $10,474,275 and a stockholders' deficiency of $760,829 at June 27, 2004.

                    Health Express USA, Inc. And Subsidiaries
                   Notes To Consolidated Financial Statements
                                  June 27, 2004
                                   (Unaudited)

The Company has incurred cumulative losses since inception, has funded operations primarily through related-party loans and investor capital, has yet to generate sufficient revenues from its operating activities to cover its expenses and has taken formal action to discontinue its restaurant operations (See Note 4). Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected. In connection with the discontinued operations of the restaurant, the Company plans to become a franchisor of its concept. The franchises are intended to be sold to parties other than those that are related. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4.   Discontinued Operations

In June 2004, the Company committed to selling its restaurant operations. The Company has determined that the decision to sell this component is due to lack of profitability. There is no guarantee that the Company will be able to locate a buyer willing to pay an acceptable price for the restaurant operations, and therefore the Company may continue to operate the Boca Raton restaurant through the end of the lease in May 2006, or longer. Pursuant to SFAS 144, the long-lived assets relating to the Company's restaurant operations are being classified as held for sale and will be reported as discontinued operations. Since the restaurant is still being operated, the Company has determined that no impairment charges for these related assets is necessary at June 27, 2004 since the fair value of these assets exceeds the carrying cost. All assets and liabilities identified as part of the disposal group have been classified as current since the related benefits and obligations for these items are expected to be realized and settled within one year.

The following is a summary of the assets and liabilities of the disposal group at June 27, 2004:

Assets to be disposed of:
Cash                                                                 $    24,256
Accounts Receivable                                                  $       282
Inventory                                                            $    10,259
Prepaids                                                             $     2,380
Property and Equipment, net                                          $    40,900
Deposits                                                             $    42,924
                                                                     ===========
Total Assets to be disposed of                                       $   121,001
                                                                     ===========

Liabilities to be disposed of:
Accounts Payable                                                     $    22,100
Accrued Liabilities                                                  $    18,551
Loan Payable - Related Party                                         $    12,660
                                                                     ===========
Total Liabilities to be disposed of                                  $    53,311
                                                                     ===========

                    Health Express USA, Inc. And Subsidiaries
                   Notes To Consolidated Financial Statements
                                  June 27, 2004
                                   (Unaudited)

Note 5.   Convertible Debentures

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

In August 2003, $50,000 of the debenture was acquired and effectively redeemed by Charles D. Blewise ("Blewise") for $60,000 on behalf of the Company. This amount was charged to compensation in 2003. The debenture has the same features as the debenture to Cornell except that when the debenture is converted, the shares will be restricted shares. The Company recorded an interest charge of $15,000 at issuance to account for the imbedded beneficial conversion feature in the new $60,000 debentures.

In fiscal year 2003, $100,000 of the debenture was converted into 283,804 shares of the Company's common stock in fiscal year 2003. During the six months ended June 27, 2004, $25,000 of the debenture was converted into 168,918 shares of the Company's common stock. As of June 27, 2004, $135,000 in convertible debentures were outstanding ($75,000 to Cornell and $60,000 to Blewise).

Note 6.   Notes Payable

On December 9, 2003, the Company executed a promissory note with Cornell in the face amount of $100,000. During the six months ended June 27, 2004, the promissory note was repaid in full through an escrow agent holding 404,581 shares of common stock under the terms of the Equity Line of Credit (see Note 7(A)).

On January 12, 2004, the Company executed a promissory note with Cornell in the face amount of $100,000. During the six months ended June 27, 2004, the promissory note was repaid in full through an escrow agent holding 556,214 shares of common stock under the terms of the Equity Line of Credit (see Note 7(A)).

On February 20, 2004, the Company executed a promissory note with Cornell in the face amount of $500,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $50,746, which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt which had a 171 day term. Debt issue cost expense for the three and six months ended June 27, 2004 were $27,005 and $37,985, respectively. During the six months ended June 27, 2004, the Company had exercised a put option on the equity line of credit for $225,000 with the lender. The proceeds receivable from the put option on the equity line of credit were applied against the outstanding $500,000 promissory note. The outstanding principal at June 27, 2004 was $275,000. The outstanding related accrued interest at June 27, 2004 was $16,915 (see Notes 7 and 9).

                    Health Express USA, Inc. And Subsidiaries
                   Notes To Consolidated Financial Statements
                                  June 27, 2004
                                   (Unaudited)

Note 7.   Stockholders' Deficiency

(A)      Equity Line Of Credit

On March 13, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell. Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $5,000,000. Subject to certain conditions, the Company is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement was declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares is equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice the Company shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell received a one-time commitment fee of $90,000, of which $75,000 was withheld from the January 2003 closing of the convertible debenture, and the balance was paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on the Company's stock price on January 24, 2003.

The Company had utilized all of the shares previously registered for resale under the Equity Line of Credit, and therefore filed an additional registration statement July 15, 2004 relating to 14,738,635 additional shares to possibly be issued under the Equity Line of Credit and other shares. The registration statement was declared effective by the Securities and Exchange Commission on July 30, 2004.

During the six months ended June 27, 2004, the Company drew $450,000 under the Equity Line of Credit and issued 3,020,399 shares of common stock. The advances were used to repay promissory notes (see Note 9).

(B)      Common Stock issued for Services

During the six months ended June 27, 2004, the Company granted 633,499 common shares for services valued at an aggregate amount of $29,244 based on the quoted trading price on each grant date (see Note 8).

(C)      Common Stock Options issued for Services

On May 28, 2004, the Company granted 500,000 common stock options to two separate employees for services valued at an aggregate amount of $53,840 based on management's estimate pursuant to fair value accounting under SFAS No. 123 and the Black-Scholes Model (see Notes 2(F) and 8).

Note 8.   Related Party Transactions

During the six months ended June 27, 2004, the Company issued 112,000 shares of common stock to employees having a fair value of $23,196 on the quoted trading price on each grant date. (see Note 7(B))

On May 28, 2004, 500,000 common stock options were granted and are exercisable at $0.55 (see Notes 2(F) and 7(C)).

Note 9.   Subsequent Events

During the period from June 28, 2004 through August 9, 2004, the Company drew $200,000 under the Equity Line of Credit and issued 2,571,662 shares of common stock. The advances were used to repay promissory notes (see Notes 6 and 7(A)).

At August 9, 2004, the related promissory note had a remaining balance due of $75,000. The promissory note was due in full on August 9, 2004. After the maturity date, the promissory note bears interest at a default rate of 24%. The Company has had discussions with the promissory note holder concerning a waiver of the default interest, however, no agreement has been formalized in writing.

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

Discontinued Operations

         During the second quarter of 2004, the Company committed to a plan to sell its interests in the Boca Raton restaurant and have classified the Boca Raton restaurant's operations as discontinued operations according to Statement of Financial Accounting Standards ("SFAS") No. 144. There is no guarantee that the Company will be able to locate a buyer willing to pay an acceptable price for the restaurant operations, and therefore the Company may continue to operate the Boca Raton restaurant through the end of the lease in May 2006, or longer. The result of the application of SFAS No. 144 is to reclassify a significant portion of the Company's operations, assets and liabilities into discontinued operations for the current period and related prior year comparable periods. The Company no longer shows revenues or costs from the operation of the Boca Raton restaurant in continuing operations.


Financial Condition

         We had net losses of $2,046,340 and $1,069,054 for the years ended December 28, 2003 and December 29, 2002, respectively. For the six months ended June 27, 2004, we had a net loss of $553,251 As of June 27, 2004, we had cash of $128,882 and current liabilities of $906,355. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003 and 2002 consolidated financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

         Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship Fort Lauderdale restaurant began operations on April 10, 2000, and its operations were discontinued in September 2002. For the six months ending June 27, 2004, Healthy Bites Grill of Boca, Inc., the subsidiary that operates the Boca Raton restaurant, reported revenues of $359,314 (netted into loss from discontinued operations in the accompanying financial statements) and a net loss of $37,975. The total consolidated net loss of $310,484 for the quarter ending June 27, 2004 includes losses from restaurant operations, franchise operations and general and administrative expenses. During June 2004, the Company committed to selling the restaurant operations as it is changing its focus from an owner operator to that of a franchisor.

                                                                                   Six Months Ending
                                                                               June 27,          June 29,
                                                                                 2004              2003
                                                                              ----------       -----------
                    Loss from Restaurant Operations, Healthy Bites
                    Grill of Boca, Inc.                                       $   37,975       $   120,932
                    Loss from Health Express Franchise Company                       511             3,040
                    Losses attributed to Health Express USA, Inc.                514,765           690,493
                                                                              ----------       -----------

                    Consolidated loss                                         $  553,251       $   814,465
                                                                              ==========       ===========

For The Three and Six Months Periods Ended June 27, 2004, Compared To The Three and Six Months Periods Ended June 29, 2003

         Results On A Consolidated Basis

         Revenues and Cost of Company Restaurant Sales

         As a result of the discontinued operations, the Company had no revenue for the three or six months periods ended July 27, 2004 or June 29, 2003. The Boca Raton restaurant's revenues were recorded as a component of discontinued operations for the three and six months ended June 27, 2004 and June 29, 2003, respectively. There was no franchise-related revenue recognized during the quarter ended June 27, 2004 and June 29, 2003, respectively.

         Other Expenses

         Health Express had operating expenses, which included compensation, depreciation, amortization of debt issue costs and general and administrative expenses, totaling $487,639 for six month period ended June 27, 2004, compared with operating expenses of $542,183 for the six months ended June 29, 2003. The operating expenses for the three month period ended June 27, 2004 was $294,080 compared to $287,257 for the three months ended June 29, 2003. The decrease of $54,544 for the six month comparable periods and increase of $6,553 for the three month comparable periods in 2004 and 2003, respectively, was due to a decrease in depreciation and general and administrative expenses, offset by an increase in compensation and amortization of debt issue costs.

         Net Loss

         Health Express had a net loss for the six month period ended June 27, 2004 of $553,251 or $0.04 per share. In the same period for 2003, Health Express has a net loss of $814,465 or $0.08 per share. The Company had a net loss for the three month period ended June 27, 2004 of $310,484 or $0.02 per share. In the same period for 2003, Health Express had a net loss of $363,403 or $0.03 per share. The decrease in net loss of $52,919 for the three month comparable periods and $261,214 for the six month comparable periods in 2004 and 2003, respectively, was attributable mainly to decreases in other expenses and interest expense.

         Results on a Separated Basis

         Health Express USA, Inc. - The Six Month Period Ended June 27, 2004 As Compared To Six Month Period Ended June 29, 2003

         The loss for the six month period ending June 27, 2004 of $553,251 includes compensation of $321,398 and amortization of debt issue charges of $37,985, relating to the promissory notes issued, with the balance including various general and administrative expenses.

         The loss for the six month period ending June 29, 2003 of $693,533 includes interest on the $250,000 convertible debentures of $143,229, and commissions expense of $20,000 and professional fees of $37,500 related to the Equity Line of Credit. An additional $70,000 was recorded in professional fees for the 200,000 shares issued to Equitilink, LLC for public relations consulting.

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

         During the 2nd quarter of 2004, the Company has decided to attempt to sell the Boca Raton restaurant, and therefore, all of its revenues and expenses are included in discontinued operations for the three and six months ended June 27, 2004. The Company is currently operating the restaurant until an acceptable buyer can be located. There is no guarantee that the Company will be able to locate an acceptable buyer willing to pay an acceptable price for the restaurant operations, and therefore the Company may continue to operate the Boca Raton restaurant through the end of the lease in May 2006, or longer.

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

         On February 20, 2003, Health Express sold its first franchise to one of Health Express' directors. The franchisee has started construction on a location in South Florida. The Franchise Agreement was entered into February 14, 2003 between Healthy Express Franchise Company and The Junie Corp. Under the Franchise Agreement, The Junie Corp. has the right to operate one Healthy Bites Grill restaurant, was obligated to pay an initial franchise fee of $30,000 and a grand-opening advertising fee of $5,000 at the time of signing of the agreement, and is obligated to pay continuing fees comprised of a royalty fee of 4% of gross revenue of the restaurant and an advertising fee of 3% of gross revenues of the restaurant. On September 30, 2003, the second franchise was sold to the same director of Health Express. The Franchise Agreement was entered into September 30, 2003 between Healthy Express Franchise Company and The Myrick Corporation with the same terms as the first franchise. The total of $70,000 in franchise and operating fees received during 2003 are reflected as a deferred revenue liability at June 27, 2004.

Liquidity And Capital Resources

         As of August 9, 2004 the Company has approximately $44,000 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy the Company's need for working capital for the short term.

         Management realizes that Health Express must ultimately be able to generate sufficient cash flows from the profitable operation of the business to allow it to successfully sustain itself independent of outside capital and loans.

         Cash used in operating activities during the six months period ended June 27, 2004 was $471,794, compared to $402,994 for the same period a year earlier.

         Cash used in investing activities was $1,439 for the six months period ended June 27, 2004, compared to no related activity in for the same period in 2003. The decrease in cash provided by investing activities was attributable to the fact that the Company purchased $1,439 of property or equipment during the six months ended June 27, 2004 compared with no activity during the same period in 2003.

         Cash provided by financing activities was $549,254 for the six months period ended June 27, 2004, compared to $455,750 in the same period for 2003. The cash provided in the 2004 period was from the net proceeds from the issuance of promissory notes.

         The restaurant operations have incurred losses since inception. Management believes that it will require approximately $150,000 in additional capital to fund restaurants operations for the next 12 months. Health Express had $128,882 in cash and cash equivalents as of June 27, 2004.

         On January 17, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. ("Cornell"). These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. In accordance with applicable accounting standards for such issuances, the Company recorded an interest charge of $62,500 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $37,500 in professional fees, $20,000 in commissions, and, as described below, $75,000 for the Equity Line of Credit commitment fee (recorded as interest expense). These amounts were withheld from the proceeds of the debenture at closing. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. $50,000 of the debenture was acquired and effectively redeemed by Charles D. Blewise for $60,000 on behalf of the Company, and $100,000 of the debenture was converted into 283,804 shares of the Company's common stock in fiscal year 2003. During the six months ended June 27, 2004, $25,000 of the debenture was converted into 168,918 shares of the Company's common stock. As of June 27, 2004 and August 9, 2004, $135,000 in convertible debentures remains outstanding, $75,000 held by Cornell and $60,000 held by Mr. Blewise.

         On March 13, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell. Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $5.0 million. Subject to certain conditions, the Company is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement was declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares is equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice the Company shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell received a one-time commitment fee of $90,000, of which $75,000 was withheld from the January 2003 closing of the convertible debenture, and the balance was paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express paid a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on the Company's stock price on January 24, 2003. During the six months ended June 27, 2004, the Company received $500,000 under the Equity Line of Credit and issued 2,851,481 shares of common stock. The advances were used to pay promissory notes. Subsequent to June 27, 2004, through August 9, 2004, the Company received $200,000 under the Equity Line of Credit and issued 2,571,162 shares of common stock. The proceeds were used to pay promissory notes.

         The Company had utilized all of the shares previously registered for resale under the Equity Line of Credit, and therefore filed an additional registration statement July 15, 2004 relating to 14,738,635 additional shares to possibly be issued under the Equity Line of Credit and other shares. The registration statement was declared effective by the Securities and Exchange Commission on July 30, 2004.

         On January 12, 2004, the Company executed a promissory note with Cornell in the face amount of $100,000. During the six months ended June 27, 2004, the promissory note was repaid in full through an escrow agent holding 556,214 shares of common stock under the terms of the Equity Line of Credit

         On February 13, 2004, the Company executed a promissory note with Cornell in the face amount of $500,000. There were debt issue costs related to this promissory note of $50,746, which were classified as a debt issue cost asset on the balance sheet. $10,980 of amortization of debt issue costs was recorded during the first quarter. The note has a 171-day term. At June 27, 2004, the promissory note balance was $275,000. At August 9, 2004, the promissory note balance was $75,000. The promissory note was due in full on August 9, 2004. After the maturity date, the promissory note bears interest at a default rate of 24%. The Company has had discussions with the promissory note holder concerning a waiver of the default interest, however, no agreement has been formalized in writing.

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

ITEM 3.  CONTROLS AND PROCEDURES

(A)      Evaluation Of Disclosure Controls And Procedures

         As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. The Company's prior auditors advised the Company that, in the auditor's view, the Company's controls over (1) non-accounting documents to the extent this information is communicated to the Chief Financial Officer, and (2) the internal accounting controls regarding segregation of duties, each have material weakness. The former accountants for Health Express do not believe that these items constitute reportable events as described in Item 304(a) of Regulation S-K. The Company believes that its overall internal controls are, in fact, effective, and the Company strives to continue to make improvements in its internal controls.

(B)      Changes In Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's six months ended June 27, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

         During the six-month period ended June 27, 2004 the Company issued the following unregistered securities.

                                                                                                    SHARES
COMMON STOCK                                                                     DATE               ISSUED         TOTAL ($)
Issuance of 12,000 restricted shares at $0.108 per share - to employee
for past services                                                               05/28/04             12,000         $ 1,296

Issuance of 500,000 restricted shares at $0.11 per share - to employees
for future services                                                             06/09/04            500,000         $55,000

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         On August 3, 2004, Susan Greenfield resigned as a director of the Company for personal reasons.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

EXHIBIT
NO.

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

3.1             By-laws                                               Incorporated by reference to Exhibit 3(a) to Form
                                                                      10-SB filed on October 6, 1999

3.2             Articles of Incorporation of Healthy Bites Grill of   Incorporated by reference to Exhibit 3(b) to Form
                Boca, Inc.                                            10-QSB filed on August 13,2001

3.3             Articles of Incorporation for Health Express          Incorporated by reference to Exhibit 3(b) to Form
                Franchise Company                                     10-QSB filed on August 13, 2001

4.1             Warrants for 38,000 shares issued to Francorp, Inc.   Incorporated by reference to Exhibit 4 to Form
                                                                      10-QSB filed on August 13, 2001

4.2             Warrants for 2,000,000 shares issued to Rider         Incorporated by reference to Exhibit 4 to Form 10-
                Insurance Company                                     QSB filed on August 13, 2001

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

10.4            Employment Agreement of Douglas Baker                 Incorporated by reference to Exhibit 10.4 to Form
                                                                      10-KSB filed on March 26, 2003

10.5            Employment Agreement of Marco D'Alonzo                Incorporated by reference to Exhibit 10.5 to Form
                                                                      10-KSB filed on March 26, 2003

10.6            Employment Agreement of Raymond Nevin                 Incorporated by reference to Exhibit 10.6 to Form
                                                                      10-KSB filed on March 26, 2003

10.7            Franchise Development Agreement with Francorp, Inc.   Incorporated by reference to Exhibit 10(c) to Form
                                                                      10-QSB filed on August 13, 2001

10.9            Franchise agreement between Health Express and The    Incorporated by reference to Exhibit 10.9 to Form
                Junie Corp.                                           10-KSB filed on March 26, 2003

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

10.11           Standard Asset Purchase Contract and Receipt          Incorporated by reference to Exhibit 99.2 to Form
                                                                      8-K filed on October 9, 2002

10.12           Fourth Addendum to Standard Asset Purchase            Incorporated by reference to Exhibit 99.3 to Form
                                                                      8-K filed on October 9, 2002

10.13           Addendum to Fourth Addendum to Standard Asset         Incorporated by reference to Exhibit 99.4 to
                Purchase Contract and Receipt dated September 23,     Form 8-K filed on October 9, 2002
                2002

10.14           Agreement between Health Express, Inc. and            Incorporated by reference to Exhibit 99.5 to Form
                Roll-A-Round Real Roast Beef, Inc. dated              8-K filed on October 9, 2002
                September 23, 2002

10.15           Lease Amendment and Assignment Agreement dated        Incorporated by reference to Exhibit 99.5 to Form
                September 18, 2002                                    8-K filed on October 9, 2002

10.16           Addendum to Lease Amendment and Assignment            Incorporated by reference to Exhibit 99.7 to Form 8K
                Agreement dated September 23, 2002                    filed on October 9, 2002

10.17           Escrow Agreement dated September 23, 2002             Incorporated by reference to Exhibit 99.8 to Form 8K
                                                                      filed on October 9, 2002

10.19           Equity Line of Credit Agreement dated March 13,       Incorporated by reference to Exhibit 10.19 to
                2003 between Health Express and Cornell Capital       Amendment No. 1 to Form 10-KSB filed on April 24,
                Partners, LP                                          2003

10.20           Registration Rights Agreement dated March 13, 2003    Incorporated by reference to Exhibit 10.20 to Form
                between Health Express and Cornell Capital Partners,  10-KSB filed on March 26, 2003

10.21           Escrow Agreement dated March 13, 2003 among the       Incorporated by reference to Exhibit 10.20 to Form
                Registrant, Cornell Capital Partners, LP, Butler      10-KSB filed on March 26, 2003


10.22           Securities Purchase Agreement dated January 17,       Incorporated by reference to Exhibit 10.20 to Form
                2003 among Health Express and the Buyers              10-KSB filed on March 26, 2003

10.23           Escrow Agreement dated January 17, 2003 among         Incorporated by reference to Exhibit 10.20 to Form
                Health Express, the Buyers and Butler Gonzalez, LP    10-KSB filed on March 26, 2003

10.24           Debenture Agreement dated January 17, 2003 between    Incorporated by reference to Exhibit 10.20 to Form
                Health Express and Cornell Capital Partners LP        10-KSB filed on March 26, 2003

10.25           Investors Registration Rights Agreement dated March   Incorporated by reference to Exhibit 10.20 to Form
                13, 2003 between Health Express and the Investors     10-KSB filed on March 26, 2003

10.26           Placement Agent Agreement dated March 13, 2003        Incorporated by reference to Exhibit 10.20 to Form
                among Health Express NT Capital Equities, Ltd. and    10-KSB filed on March 26, 2003
                Cornell Partners LP

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

32.1            Certification by Chief Executive Officer and Chief    Provided herewith
                Financial Officer pursuant to 18 U.S.C. Section
                1350, as adopted pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Health Express has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2004                   HEALTH EXPRESS USA, INC.

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