Form 10QSB
period 2004-09-26
HEALTH EXPRESS USA INC
filed 2004-11-09
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 2004

                 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(D)
                           OF THE EXCHANGE ACT OF 1934

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

                               Yes |X|   No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

             Class                      Outstanding shares at November 4, 2004
             -----                      --------------------------------------

          COMMON STOCK                                37,775,554
          ------------                                ----------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 26, 2004
                               ------------------
                                   (UNAUDITED)

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash                                                             $     80,758
  Employee receivable                                                     1,659
  Franchise fee receivable                                                4,463
  Other receivable                                                          192
  Prepaids                                                                6,359
  Assets of discontinued operations                                     101,230
                                                                   ------------
TOTAL CURRENT ASSETS                                                    194,661
                                                                   ------------

OTHER ASSETS
  Debt issue costs, net                                                  21,126
  Deposits                                                                6,228
                                                                   ------------
TOTAL OTHER CURRENT ASSETS                                               27,354
                                                                   ------------

EQUIPMENT, NET                                                            6,252
                                                                   ------------

TOTAL ASSETS                                                       $    228,267
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                 $      5,336
  Accrued payroll and related taxes                                     208,588
  Notes payable                                                         316,161
  Accrued interest payable                                               39,985
  Notes payable - related party                                         209,750
  Accrued interest payable - related party                               18,116
  Liabilities of discontinued operations                                 33,871
                                                                   ------------
TOTAL CURRENT LIABILITIES                                               831,807
                                                                   ------------

LONG TERM LIABILITIES
  Convertible debentures                                                135,000
                                                                   ------------
TOTAL LONG TERM LIABILITIES                                             135,000
                                                                   ------------

TOTAL LIABILITIES                                                       966,807
                                                                   ------------

STOCKHOLDERS' DEFICIENCY
  Preferred stock, Series A, $0.01 par value, 10,000,000
      shares authorized, none issued and outstanding                         --
  Common stock, $0.001 par value, 50,000,000 shares authorized
      23,775,554 shares issued and 13,980,555 shares outstanding         13,981
  Common stock issuable $0.001 par value, 4,631,516 shares                4,632
  Additional paid in capital                                          9,949,820
  Accumulated deficit                                               (10,679,473)
                                                                   ------------
                                                                       (711,040)
  Less:  Deferred Consulting (500,000 common shares)                    (27,500)
                                                                   ------------
TOTAL STOCKHOLDERS' DEFICIENCY                                         (738,540)
                                                                   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     $    228,267
                                                                   ============


          See accompanying notes to consolidated financial statements

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED  THREE MONTHS ENDED   NINE MONTHS ENDED    NINE MONTHS ENDED
                                                    SEPTEMBER 26, 2004  SEPTEMBER 28, 2003   SEPTEMBER 26, 2004   SEPTEMBER 28, 2003
                                                   -------------------  ------------------   ------------------   ------------------
REVENUE
Franchise fee revenue                                          70,000                   --              70,000                   --
Royalty revenue                                                 4,463                   --               4,463                   --
                                                   ------------------   ------------------   -----------------    -----------------
                                                               74,463                   --              74,463                   --
                                                   ------------------   ------------------   -----------------    -----------------

OPERATING EXPENSES
Compensation                                                  109,463              155,276             430,861              377,642
Depreciation                                                      299                  126                 758                  378
Debt issue cost expense                                        21,510                   --              59,495                   --
General and Administrative                                     85,689              205,009             213,486              524,574
                                                   ------------------   ------------------   -----------------    -----------------
TOTAL OPERATING EXPENSES                                      216,961              360,411             704,600              902,594
                                                   ------------------   ------------------   -----------------    -----------------

LOSS FROM OPERATIONS                                         (142,498)            (360,411)           (630,137)            (902,594)
                                                   ------------------   ------------------   -----------------    -----------------

OTHER INCOME (EXPENSE)
Interest income                                                    18                    9                  47                   18
Interest expense                                              (15,096)             (21,411)            (42,762)            (172,770)
                                                   ------------------   ------------------   -----------------    -----------------
TOTAL OTHER INCOME (EXPENSE)                                  (15,078)             (21,402)            (42,715)            (172,752)
                                                   ------------------   ------------------   -----------------    -----------------

NET LOSS FROM CONTINUING OPERATIONS                $         (157,576)  $         (381,813)  $        (672,852)   $      (1,075,346)
                                                   ==================   ==================   =================    =================

DISCONTINUED OPERATIONS
  Loss from operations of discontinued component
  (including loss on disposal of $0)                          (47,621)             (68,838)            (85,596)            (189,770)
                                                   ------------------   ------------------   -----------------    -----------------
LOSS ON DISCONTINUED OPERATIONS                               (47,621)             (68,838)            (85,596)            (189,770)
                                                   ------------------   ------------------   -----------------    -----------------

NET LOSS                                           $         (205,197)  $         (450,651)  $        (758,448)   $      (1,265,116)
                                                   ==================   ==================   =================    =================

NET LOSS PER SHARE - BASIC AND DILUTED

Loss from continuing operations                    $           (0.009)  $           (0.035)  $          (0.045)   $          (0.100)
Loss from discontinued operations                  $           (0.003)  $           (0.006)  $          (0.006)   $          (0.018)
                                                   ------------------   ------------------   -----------------    -----------------

NET LOSS PER SHARE - BASIC AND DILUTED             $           (0.012)  $           (0.041)  $          (0.051)   $          (0.118)
                                                   ==================   ==================   =================    =================

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
        DURING THE YEAR - BASIC AND DILUTED                16,965,581           11,055,681          14,863,638           10,738,732
                                                   ==================   ==================   =================    =================


          See accompanying notes to consolidated financial statements

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (UNAUDITED)

                                                                                    NINE MONTHS ENDED    NINE MONTHS ENDED
                                                                                    SEPTEMBER 26, 2004   SEPTEMBER 28, 2003
                                                                                    ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                $  (758,448)        $(1,265,116)
Adjustments to reconcile net loss to net cash used in
       operating activities:
Depreciation                                                                                    758                 378
Recognition of beneficial conversion feature on convertible debentures                           --              77,500
Amortization of debt issue costs                                                             59,495                  --
Stock issued for compensation and interest                                                       --                  --
Stock issued for services                                                                    56,731             183,275
Issuance of warrants and stock options for services                                          53,840              30,695
Changes in operating assets and liabilities:
(Increase) decrease in:
  Employee receivable                                                                        (1,659)                 --
  Franchise fee receivable                                                                   (4,463)                 --
  Prepaid and other assets                                                                    3,664             (75,681)
  Assets from discontinued operations                                                        12,270              96,567
Increase (decrease) in:
  Accounts payable                                                                          (79,849)             12,006
  Accrued liabilities                                                                        50,839             157,827
  Deferred revenue                                                                          (70,000)             30,000
  Liabilities from discontinued operations                                                  (51,600)             30,800
                                                                                        -----------         -----------
NET CASH USED IN OPERATING ACTIVITIES                                                      (728,422)           (721,749)
                                                                                        -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                                      (4,219)               (162)
                                                                                        -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                                        (4,219)               (162)
                                                                                        -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes, net of debt issue costs                                              760,538             410,000
  Proceeds from notes - related parties                                                          --             143,090
  Loans repaid to related parties                                                                               (50,000)
  Proceeds from issuance of common stock                                                         --             250,000
                                                                                        -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   760,538             753,090
                                                                                        -----------         -----------

Net Increase in Cash                                                                    $    27,897         $    31,179

Cash at Beginning of Period                                                                  52,861              (1,031)
                                                                                        -----------         -----------

CASH AT END OF PERIOD                                                                   $    80,758         $    30,148
                                                                                        ===========         ===========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash Paid for:
      Interest                                                                          $        --         $    82,755
                                                                                        ===========         ===========
      Taxes                                                                             $        --         $        --
                                                                                        ===========         ===========
      Debt issue costs from issuance of convertible debenture                           $    80,622         $        --
                                                                                        ===========         ===========
      Stock issued to settle debenture                                                  $    25,000         $        --
                                                                                        ===========         ===========
      Stock issued under equity line of credit to pay down convertible debenture        $   625,000         $        --
                                                                                        ===========         ===========
      Deferred consulting (500,000 shares)                                              $    27,500         $        --
                                                                                        ===========         ===========


          See accompanying notes to consolidated financial statements

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 26, 2004
                               ------------------
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION

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

NOTE 2 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In June 2004, the Company committed to selling its restaurant operations due to lack of profitability (see Notes 2(C), 3 and 4). ). There is no guarantee that the Company will be able to sell the restaurant at an acceptable price, and therefore may continue to operate the Boca Raton restaurant until the end of the lease in May 2006, or longer.

(B) FRANCHISE OPERATIONS

The Company conducts franchise operations through a wholly owned subsidiary, Health Express Franchise Company, incorporated in Florida on May 7, 2001. The initial franchise fee to purchase a franchise is $30,000 and is payable to the Company upon signing the franchise agreement. Under the terms of the franchise agreement with the franchisee, the initial franchise fee is fully earned and non-refundable unless the Company doesn't accept the franchisee at its home office within 30 days of the signed agreement (see Note 2 (C)). If the franchisee fails to find an approved site within 6 months of the signed agreement, the Company can elect to terminate the agreement while retaining the initial franchise fee. An advertising fee of $5,000 is due upon signing the franchise agreement to fund the grand opening advertising. This advertising fee will be refunded if any portion of the initial franchise fee is refunded. The Company will provide initial training and materials for up to 3 trainees for no additional cost. Continuing fees from franchised restaurants are recorded as revenue when earned.

On February 20, 2003, the Company sold its first franchise to one of the Company's then directors. This director resigned in August 2004. The franchisee opened a location located in South Florida at the end of the third quarter of 2004. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. (See Note 8)

On October 1, 2003, the Company sold its second franchise to the same former director of the Company. The franchisee opened a location in South Florida in the third quarter of 2004. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. (See Note 8)

(C) REVENUE RECOGNITION

(I)   RESTAURANT

Revenue from restaurant sales is recognized at the time of the transaction with the customer, and since all sales are typically for cash or by credit cards, there are generally no trade receivables. Revenues are shown net of customer discounts or allowances taken at the time of the sale. All revenues for 2004 and 2003 relating to the Company owned restaurant have been presented as a component of discontinued operations.

(II)  FRANCHISE FEES

The Company has adopted the criteria of SFAS No. 45, "Accounting for Franchise Fee Revenue." Initial franchise fees are recognized when all material services have been substantially performed by the Company and the restaurant has opened for business. Franchise royalties, which are based on a percentage of monthly sales, are recognized as income on the accrual basis. Costs associated with franchise operations are recognized on the accrual basis. A former director of the Company owns both franchises. As a franchisee, this individual has transactions from time to time with the Company, including payments for franchise fees, during the normal course of business.

During the three and nine months ended September 26, 2004, respectively, the Company recognized $74,463 in franchise related revenues. Of the total, $70,000 was for prior receipt of initial franchise fees in 2003, including advertising that was initially classified as deferred revenues. The remaining $4,463 represents 7% (includes 3% for monthly advertising contribution) of the aggregate gross sales generated by the franchisees through September 26, 2004. All amounts are required to be remitted to the franchisor in the form of a royalty within ten days from the close of the prior month. At September 26, 2004, the entire $4,463 remains collectable.

See Notes 3 and 4 regarding discontinued operations.

(D) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Health Express USA, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(E) NET LOSS PER SHARE

SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive. Common stock equivalents, if converted, would have increased common shares outstanding at September 26, 2004 and September 28, 2003 by approximately 9,923,237 and 6,694,521, respectively.

In connection with the issuance of a $250,000 promissory note (see Note 6), the Company issued 5,000,000 shares of common stock into escrow. The shares will be released as the Company draws down on its equity line of credit and repays this promissory note. The 5,000,000 shares are not considered outstanding for purposes of computing earnings (loss) per share.

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

The following summarizes the Company's employee stock option activity for the nine months ended September 26, 2004:

                                                                                                                      WEIGHTED
                                                                                                    OPTIONS        EXERCISE PRICE
                                                                                                    -------        --------------
      Options outstanding at December 28, 2003                                                     3,699,166             $0.39

      Options granted during the nine months ended September 26, 2004                                500,000             $0.55

      Exercised, expired or forfeited during the nine months ended September 26, 2004                     --                --
                                                                                                   ---------             -----

      Options outstanding at September 26, 2004                                                    4,199,166             $0.39
                                                                                                   =========             =====

At September 26, 2004, all of the outstanding common stock options are currently exercisable. Of this total, 142,366 options are exercisable at $1.31 each through August 31, 2007, and 3,556,800 at $0.35 each through June 14, 2009. On May 28, 2004, 500,000 common stock options were granted. 100,000 are exercisable at $0.55 through May 28, 2006 and 400,000 are exercisable at $0.55 through May 28, 2009 (see Notes 7(C) and 8).

(G) INVENTORY

The company accounts for inventory on a first in, first out basis (FIFO). The inventory consists of resalable items.

(H) LONG-LIVED ASSETS

The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than their carrying amounts, their carrying amounts is reduced to fair value and an impairment loss is recognized. There were no impairment charges during the three and nine months ended September 26, 2004.

(I) RECENT ACCOUNTING PRONOUNCEMENTS

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's financial position, results of operations and liquidity due to the Company reporting discontinued operations for the three and nine months ended September 26, 2004 and the related prior period comparison for the three and nine months ended September 28, 2003.

NOTE 3  GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $758,448 and net cash used in operations of $728,422 for the nine months ended September 26, 2004 and a working capital deficiency of $637,146, accumulated deficit of $10,679,473 and a stockholders' deficiency of $738,540 at September 26, 2004.

The Company has incurred cumulative losses since inception, has funded operations primarily through related-party loans and investor capital, has yet to generate sufficient revenues from its operating activities to cover its expenses and has taken formal action to discontinue its restaurant operations (See Note 4). Management recognizes that the Company must generate additional resources to enable it to continue operations. Currently, the Company is in default on a February 20, 2004, $500,000 promissory note (see note 6). Management is planning to obtain additional capital principally through the sale of equity securities. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected. In connection with the discontinued operations of the restaurant, the Company plans to become solely a franchisor of its concept. The franchises are intended to be sold to parties other than those that are related. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4  DISCONTINUED OPERATIONS

In June 2004, the Company committed to selling its restaurant operations. The Company has determined that the decision to sell this component is due to lack of profitability. There is no guarantee that the Company will be able to locate a buyer willing to pay an acceptable price for the restaurant operations, and therefore the Company may continue to operate the Boca Raton restaurant through the end of the lease in May 2006, or longer. Pursuant to SFAS 144, the long-lived assets relating to the Company's restaurant operations are being classified as held for sale and will be reported as discontinued operations. Since the restaurant is still being operated, the Company has determined that no impairment charges for these related assets is necessary at September 26, 2004 since the fair value of these assets exceeds the carrying cost. All assets and liabilities identified as part of the disposal group have been classified as current since the related benefits and obligations for these items are expected to be realized and settled within one year.

The following is a summary of the assets and liabilities of the disposal group at September 26, 2004:

      Assets to be disposed of:
      -------------------------------------------------------
      Cash                                                        $ 11,673
      Accounts Receivable                                         $    879
      Inventory                                                   $  7,395
      Prepaids                                                    $  3,489
      Property and Equipment, net                                 $ 36,345
      Deposits                                                    $ 41,449
                                                                  --------
      Total Assets to be disposed of                              $101,230
                                                                  ========

      Liabilities to be disposed of:
      -------------------------------------------------------
      Accounts Payable                                            $ 11,696
      Accrued Liabilities                                         $  9,515
      Loan Payable - Related Party                                $ 12,660
                                                                  --------
      Total Liabilities to be disposed of                         $ 33,871
                                                                  ========

NOTE 5  CONVERTIBLE DEBENTURES

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

In August 2003, $50,000 of the above debenture was acquired and effectively redeemed by Charles D. Blewise ("Blewise") for $60,000 on behalf of the Company. This amount was charged to compensation in 2003. The debenture has the same features as the debenture to Cornell except that when the debenture is converted, the shares will be restricted shares. The Company recorded an interest charge of $15,000 at issuance to account for the imbedded beneficial conversion feature in the new $60,000 debenture. In fiscal year 2003, $100,000 of the debenture was converted into 283,804 shares of the Company's common stock. During the nine months ended September 26, 2004, $25,000 of the debenture was converted into 168,918 shares of the Company's common stock. As of September 26, 2004, $135,000 in convertible debentures were outstanding ($75,000 to Cornell and $60,000 to Blewise). The outstanding related accrued interest at September 26, 2004 was $16,741 (see Notes 6, 7 and 9).

NOTE 6  NOTES PAYABLE

On December 9, 2003, the Company executed a promissory note with Cornell in the face amount of $100,000. During the nine months ended September 26, 2004, the promissory note was repaid in full through an escrow agent holding 404,581 shares of common stock under the terms of the Equity Line of Credit (see Note 7(A)).

On January 12, 2004, the Company executed a promissory note with Cornell in the face amount of $100,000. During the nine months ended September 26, 2004, the promissory note was repaid in full through an escrow agent holding 556,214 shares of common stock under the terms of the Equity Line of Credit (see Note 7(A)).

On February 20, 2004, the Company executed a promissory note with Cornell in the face amount of $500,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $50,746, which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt which had a 171 day term. The note is currently in default. The default rate of interest is 24%, however, the lender has waived this provision and retained an interest rate of 12% on the outstanding principal balance. The debt issue costs were fully amortized as of September 26, 2004. Debt issue cost expense for the three and nine months ended September 26, 2004 were $12,761 and $50,746, respectively. The remaining balance at September 26, 2004 was $75,000. $425,000 of the promissory note has been repaid through an escrow agent holding with 4,461,795 shares of common stock under the terms of the Equity Line of Credit. The outstanding related accrued interest at September 26, 2004 was $19,874 (see Notes 7 and 9).

On August 18, 2004, the Company executed a promissory note with Cornell in the face amount of $250,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $29,875, which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt which has a 140 day term. Debt issue cost expense for the three and nine months ended September 26, 2004 were $8,749 and $8,749, respectively. At September 26, 2004, the remaining portion of the capitalized debt issue cost asset was $21,126. The outstanding related accrued interest at September 26, 2004 was $3,370 (see Notes 7 and 9). As of September 26, 2004, the outstanding balance was $241,161.

In summary, total accrued interest at September 26, 2004 is as follows:

Note payable - February 20, 2004            $19,874

Note payable - August 18, 2004              $ 3,370

Convertible debentures                      $16,741
                                            -------

         Total Accrued Interest             $39,985
                                            =======

In connection with the issuance of the $250,000 promissory note, the Company recognized $12,500 in a related debt discount for a 5% fee paid back to Cornell. The debt discount is being amortized to interest expense over the life of the debt. The remaining balance of the debt discount is netted against the original $250,000 as a contra liability.

At September 26, 2004, the Company had the following activity relating to this $250,000 promissory note:

         Note Payable                                              $250,000
         Less: Debt discount, net of $3,661 debt
            discount amortization                                 ($  8,839)
                                                                   --------
                                                                   $241,161
                                                                   ========

The following is a summary of outstanding Notes Payable at September 26, 2004:

         Note Payable - February 20, 2004                          $ 75,000
         Note payable - August 18, 2004                            $241,161
                                                                   --------
         Total Notes Payable                                       $316,161
                                                                   ========

NOTE 7  STOCKHOLDERS' DEFICIENCY

(A) EQUITY LINE OF CREDIT

On March 13, 2003, the Company entered into an Equity Line of Credit Agreement ("Agreement") with Cornell. Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $5,000,000. Subject to certain conditions, the Company is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement was declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares is equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice the Company shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell received a one-time commitment fee of $90,000, of which $75,000 was withheld from the January 2003 closing of the convertible debenture, and the balance was paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, the Company paid a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on the Company's stock price on January 24, 2003.

The Company had utilized all of the shares previously registered for resale under the Equity Line of Credit, and therefore filed an additional registration statement on July 15, 2004 relating to 14,738,635 additional shares to possibly be issued under the Equity Line of Credit and other shares. The registration statement was declared effective by the Securities and Exchange Commission on July 30, 2004.

During the nine months ended September 26, 2004, the Company drew $650,000 under the Equity Line of Credit and issued 5,592,311 shares of common stock. The advances were used to repay promissory notes (see Note 9).

(B) COMMON STOCK ISSUED FOR SERVICES

During the nine months ended September 26, 2004, the Company granted 633,499 common shares for services valued at an aggregate amount of $56,731 based on the quoted trading price on each grant date (see Note 8).

(C) COMMON STOCK OPTIONS ISSUED FOR SERVICES

On May 28, 2004, the Company granted 500,000 common stock options to two separate employees for services valued at an aggregate amount of $53,840 based on management's estimate pursuant to fair value accounting under SFAS No. 123 and the Black-Scholes Model (see Notes 2(F) and 8).

NOTE 8 RELATED PARTY TRANSACTIONS

During the nine months ended September 26, 2004, the Company issued 112,000 shares of common stock to employees having a fair value of $23,196 based on the quoted trading price on each grant date (see Note 7(B)).

On May 28, 2004, 500,000 common stock options having a fair value of $53,840 were granted and are exercisable at $0.55 (see Notes 2(F) and 7(C)).

During 2003, the Company sold 2 franchises to a then director. That director resigned in August 2004. (See Note 1(B)).

NOTE 9  SUBSEQUENT EVENTS

During the period from September 27, 2004 through November 4, 2004, the Company has not drawn any advances under the Equity Line of Credit. The draw downs from the escrow account have been suspended until November 19, 2004. At November 4, 2004, the $500,000 promissory note had a remaining principal balance of $75,000. The promissory note bears interest at a default rate of 24%, however, the 12% interest has been waived so the note will continue to bear interest at 12%. The $250,000 promissory note had a remaining principal balance of $241,161.

November 2, 2004, the Company executed a promissory note with Cornell in the face amount of $150,000. The note reflected an interest rate of 12%.

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

FINANCIAL CONDITION

      As of September 26, 2004, we had cash of $80,758 and current liabilities of $831,807. We do not have sufficient cash or other assets to meet our current liabilities. In order to meet those obligations, we will need to raise cash from the sale of securities or from borrowings. Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with the years 2003 and 2002 consolidated financial statements, which states that our ability to continue as a going concern depends upon our ability to resolve liquidity problems, principally by obtaining capital, commencing sales and generating sufficient revenues to become profitable. Our ability to obtain additional funding will determine our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RESULTS OF OPERATIONS

      Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship Fort Lauderdale restaurant began operations on April 10, 2000, and its operations were discontinued in September 2002. For the nine months ending September 26, 2004, Healthy Bites Grill of Boca, Inc., the subsidiary that operates the Boca Raton restaurant, reported revenues of $487,796 (netted into loss from discontinued operations in the accompanying financial statements) and a net loss of $86,792. The total consolidated net loss of $205,197 for the quarter ending September 26, 2004 includes losses from restaurant operations and general and administrative expenses, plus income from franchise operations. During June 2004, the Company committed to selling the restaurant operations as it is changing its focus from an owner operator to solely that of a franchisor.

                                                                  NINE MONTHS ENDING
                                                            SEPTEMBER 26,  SEPTEMBER 28,
                                                                2004           2003
                                                            -------------  -------------
      Income (loss) from Restaurant Operations, Healthy
      Bites Grill of Boca, Inc.                             ($   85,596)   ($  189,770)
      Income (loss) from Health Express Franchise Company        71,652         (3,135)
      Income (loss) attributed to Health Express USA,
      Inc                                                      (744,504)    (1,072,211)
                                                            -----------    -----------

      Consolidated loss                                     $   758,448    $ 1,265,116
                                                            ===========    ===========

FOR THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 26, 2004, COMPARED TO THE THREE AND NINE MONTHS PERIODS ENDED SEPTEMBER 28, 2003

      RESULTS ON A CONSOLIDATED BASIS

      REVENUES AND COST OF COMPANY RESTAURANT SALES

      As a result of classifying the restaurant operations as a component of discontinued operations, the Company reported no restaurant revenue or restaurant cost of sales for the three or nine months periods ended September 26, 2004 or September 28, 2003. The Boca Raton restaurant's revenues were recorded as discontinued operations for the three and nine months ended September 26, 2004 and September 28, 2003, respectively. There was minimal franchise-related revenue of $70,000 recognized during the quarter ended September 26, 2004 due to the third quarter openings and none for September 28, 2003, respectively.

      OPERATING EXPENSES

      Health Express had operating expenses, which included compensation, depreciation, amortization of debt issue costs and general and administrative expenses, totaling $704,600 for nine month period ended September 26, 2004, which consisted mainly of $430,861 in compensation and $213,486 in general and administrative expenses, compared with operating expenses of $902,594 for the nine months ended September 28, 2003, which consisted mainly of $377,642 in compensation and $524,574 in general and administrative expenses. The operating expenses for the three month period ended September 26, 2004 was $216,961 compared to $360,411 for the three months ended September 28, 2003. The decrease of $197,994 for the nine month comparable periods and $143,450 for the three month comparable periods in 2004 and 2003, respectively, was due to a decrease in general and administrative expenses, offset by an increase in compensation, depreciation and amortization of debt issue costs.

      DISCONTINUED OPERATIONS

      The Company's discontinued operations result from the Company's plan to sell its Boca Raton restaurant operations. There is no guarantee that the Company will be able to locate a buyer willing to pay an acceptable price for the restaurant operations, and therefore the Company may continue to operate the Boca Raton restaurant through the end of the lease in May 2006, or longer. For the nine months ended September 26, 2004, the Company had a loss on discontinued operations of $85,596, compared to $189,770 for the year earlier period. For the three months ended September 26, 2004, the Company had a loss form discontinued operations of $47,621, compared to $68,838 for the year earlier period. There has not been any disposal of assets relating to the discontinued operations to date.

      NET LOSS

      Health Express had a net loss for the nine month period ended September 26, 2004 of $758,448 or $0.05 per share. In the same period for 2003, Health Express has a net loss of $1,265,116 or $0.12 per share. The Company had a net loss for the three month period ended September 26, 2004 of $205,197 or $0.01 per share. In the same period for 2003, Health Express had a net loss of $450,651 or $0.04 per share. The decrease in net loss of $245,454 for the three month comparable periods and $506,668 for the nine month comparable periods in 2004 and 2003, respectively, was attributable mainly to decreases in general and administrative expenses and interest expense.

      RESULTS ON A SEPARATED BASIS

      HEALTH EXPRESS USA, INC. - THE NINE MONTH PERIOD ENDED SEPTEMBER 26, 2004 AS COMPARED TO NINE MONTH PERIOD ENDED SEPTEMBER 28, 2003

      The loss for the nine month period ending September 26, 2004 of $744,504 includes compensation of $430,861 and amortization of debt issue charges of $59,495, relating to the promissory notes issued, with the balance including various general and administrative expenses.

      The loss for the nine month period ending September 28, 2003 of $1,072,211 includes interest on the $250,000 convertible debentures of $145,969, and commissions expense of $20,000 and professional fees of $37,500 related to the Equity Line of Credit. An additional $14,538 was recorded in professional fees for the 250,000 shares issued to Capital Research Group, Inc. for management and public relations consulting. The Company recorded a charge for the issuance of 100,000 warrants to Hawk Associates, Inc. in the amount of $30,695. The Company also recorded $15,000 in interest for the beneficial conversion feature of the Blewise debenture.

      HEALTHY BITES GRILL OF BOCA, INC.

      On May 7, 2001, the Company entered into a lease for a pre-existing freestanding fast-food restaurant in Boca Raton, Florida. The building is approximately 3,900 square feet and is centrally located near a major mall, a business district and residential neighborhoods of upscale homes, townhouses and apartments. The shopping mall, in very close proximity, is a popular destination for shoppers in Boca Raton, Florida, a city well known for its affluent communities. This restaurant began operations on June 24, 2002 through a wholly-owned subsidiary, Healthy Bites Grill of Boca, Inc., a Florida corporation organized on May 7, 2001.

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

      During the 2nd quarter of 2004, the Company decided to attempt to sell the Boca Raton restaurant, and therefore, all of its revenues and expenses are included in discontinued operations for the three and nine months ended September 26, 2004 and 2003, respectively. The Company is currently operating the restaurant until an acceptable buyer can be located. There is no guarantee that the Company will be able to locate an acceptable buyer willing to pay an acceptable price for the restaurant operations, and therefore the Company may continue to operate the Boca Raton restaurant through the end of the lease in May 2006, or longer.

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

      On February 20, 2003, Health Express sold its first franchise to one of the then Health Express' directors. This individual resigned as a director in August 2004. The franchisee opened a location in South Florida at the end of the third quarter of 2004. The Franchise Agreement was entered into February 14, 2003 between Healthy Express Franchise Company and The Junie Corp. Under the Franchise Agreement, The Junie Corp. has the right to operate one Healthy Bites Grill restaurant, was obligated to pay an initial franchise fee of $30,000 and a grand-opening advertising fee of $5,000 at the time of signing of the agreement, and is obligated to pay continuing fees comprised of a royalty fee of 4% of gross revenue of the restaurant and an advertising fee of 3% of gross revenues of the restaurant. On September 30, 2003, the second franchise was sold to the same former director of Health Express. The Franchise Agreement was entered into September 30, 2003 between Healthy Express Franchise Company and The Myrick Corporation with the same terms as the first franchise. That restaurant opened at the beginning of the third quarter of 2004.

      During the three and nine months ended September 26, 2004, respectively, the Company recognized $74,463 in franchise related revenues. Of the total,
$70,000 was for prior receipt of initial deferred franchise fees in 2003, including advertising that was initially classified as deferred revenues. The remaining $4,463 represents 7% (includes 3% for monthly advertising contribution) of the aggregate gross sales generated by the franchisees through September 26, 2004. All amounts are required to be remitted to the franchisor in the form of a royalty within ten days from the close of the prior month. At September 26, 2004, the entire $4,463 remains collectable.

LIQUIDITY AND CAPITAL RESOURCES

      As of November 4, 2004 the Company has approximately $23,039 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy the Company's need for working capital for the short term.

      Management realizes that Health Express must ultimately be able to generate sufficient cash flows from the profitable operation of the business to allow it to successfully sustain itself independent of outside capital and loans.

      Cash used in operating activities during the nine months period ended September 26, 2004 was $728,422, compared to $721,749 for the same period a year earlier. The cash used in operating activities was mainly a result of the Company's net loss.

      Cash used in investing activities was $4,219 for the nine months period ended September 26, 2004, compared to $162 in for the same period in 2003. The increase in cash used in investing activities was attributable to the fact that the Company purchased $4,219 of property or equipment during the nine months ended September 26, 2004 compared with $162 during the same period in 2003.

      Cash provided by financing activities was $760,538 for the nine months period ended September 26, 2004, compared to $753,090 in the same period for 2003. The cash provided in the 2004 period was from the net proceeds from the issuance of promissory notes. The cash provided in the 2003 period was from the proceeds of notes and the issuance of common stock.

      The restaurant operations have incurred losses since inception. Management believes that it will require approximately $180,000 in additional capital to fund restaurants operations for the Boca Restaurant for the next 12 months. Health Express had $80,758 in cash and cash equivalents as of September 26, 2004.

      On January 17, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. ("Cornell"). These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. In accordance with applicable accounting standards for such issuances, the Company recorded an interest charge of $62,500 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $37,500 in professional fees, $20,000 in commissions, and, (as described below), $75,000 for the Equity Line of Credit commitment fee (recorded as interest expense). These amounts were withheld from the proceeds of the debenture at closing. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. $50,000 of the debenture was acquired and effectively redeemed by Charles D. Blewise for $60,000 on behalf of the Company, and $100,000 of the debenture was converted into 283,804 shares of the Company's common stock in fiscal year 2003. During the nine months ended September 26, 2004, $25,000 of the debenture was converted into 168,918 shares of the Company's common stock. As of September 26, 2004 and November 4, 2004, $135,000 in convertible debentures remains outstanding, of which $75,000 are held by Cornell and $60,00 are held by Mr. Blewise.

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

      During the nine months ended September 26, 2004, the Company received $650,000 under the Equity Line of Credit and issued 5,592,311 shares of common stock. The advances were used to pay promissory notes. From September 26, 2004 through November 4, 2004, the Company has not drawn any advances under the Equity Line of Credit. The draw downs from the escrow account have been suspended until November 19, 2004.

      On December 9, 2003, the Company executed a promissory note with Cornell in the face amount of $100,000. During the nine months ended September 26, 2004, the promissory note was repaid in full through an escrow agent holding 404,581 shares of common stock under the terms of the Equity Line of Credit.

      On January 12, 2004, the Company executed a promissory note with Cornell in the face amount of $100,000. During the nine months ended September 26, 2004, the promissory note was repaid in full through an escrow agent holding 556,214 shares of common stock under the terms of the Equity Line of Credit.

      On February 20, 2004, the Company executed a promissory note with Cornell in the face amount of $500,000. There were debt issue costs related to this promissory note of $50,746, which were classified as a debt issue cost asset on the balance sheet. $10,980 of amortization of debt issue costs was recorded during the first quarter. The note has a 171-day term. The note is currently in default. The default rate of interest is 24%, however, the lender has waived this provision and retained an interest rate of 12% on the outstanding principal balance. At September 26, 2004, the promissory note balance was $75,000. $425,000 of the promissory note has been repaid through an escrow agent holding 4,461,795 shares of common stock under the terms of the Equity Line of Credit.

      On August 18, 2004, the Company executed a promissory note with Cornell in the face amount of $250,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $29,875, which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt which has a 140 day term. Debt issue cost expense for the three and nine months ended September 26, 2004 were $8,749 and $8,749, respectively. At September 26, 2004, the remaining portion of the capitalized debt issue cost asset was $21,126. The outstanding related accrued interest at September 26, 2004 was $3,370. As of September 26, 2004, the outstanding balance was $241,161.

      November 2, 2004, the Company executed a promissory note with Cornell in the face amount of $150,000. The note reflected an interest rate of 12%.

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

(B)   CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

      In connection with the evaluation of the Company's internal controls during the Company's nine months ended September 26, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES

      During the three-month period ended September 26, 2004, the Company did not issue any unregistered securities.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      On August 3, 2004, Susan Greenfield resigned as a director of the Company for personal reasons.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (A) EXHIBITS:

------------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.       DESCRIPTION                                        LOCATION
------------------------------------------------------------------------------------------------------------------------------------
2.1               Articles of Incorporation, as amended              Incorporated by reference to Exhibit 2 to Form
                                                                     10-SB filed on October 6, 1999

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

4.1               Warrants for 38,000 shares issued to Francorp,     Incorporated by reference to Exhibit 4 to Form 10-QSB
                  Inc.                                               filed on August 13, 2001

4.2               Warrants for 2,000,000 shares issued to Rider      Incorporated by reference to Exhibit 4 to Form 10-
                  Insurance Company                                  QSB filed on August 13, 2001

10.1              Lease between Health Express USA, Inc. and Saul    Incorporated by reference to Exhibit 10(a) to Form
                  Strachman                                          10-SB filed on October 6, 1999

10.2              Lease - Healthy Bites Grill of Boca, Inc.          Incorporated by reference to Exhibit 10 to
                                                                     Form 10-QSB filed on May 14, 2001

------------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.       DESCRIPTION                                        LOCATION
------------------------------------------------------------------------------------------------------------------------------------
10.3              Employment agreement of Bruno Sartori              Incorporated by reference to Exhibit 10 to Form
                                                                     10-QSB on November 14, 2000 and incorporated
                                                                     herein by such reference.

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

------------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.       DESCRIPTION                                        LOCATION
------------------------------------------------------------------------------------------------------------------------------------
10.20             Registration Rights Agreement dated March 13,      Incorporated by reference to Exhibit 10.20 to
                  2003 between Health Express and Cornell Capital    Form 10-KSB filed on March 26, 2003
                  Partners,

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

------------------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.       DESCRIPTION                                        LOCATION
------------------------------------------------------------------------------------------------------------------------------------
31.2              Certification by Chief Financial Officer           Provided herewith
                  pursuant to 15 U.S.C. Section 7241, as adopted
                  pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002

32.1              Certification by Chief Executive Officer and       Provided herewith
                  Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002

      (B) REPORTS ON FORM 8-K:

      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Health Express has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 8, 2004                 HEALTH EXPRESS USA, INC.


                                       By:  /s/ Douglas Baker
                                            ------------------------------------
                                            Douglas Baker,
                                            Chief Executive Officer and Director


Date: November 8, 2004                 By:  /s/ Patricia Durante
                                            ------------------------------------
                                            Patricia Durante,
                                            Chief Financial Officer
                                            Principal Accounting Officer