Form 10KSB
period 2004-12-26
HEALTH EXPRESS USA INC
filed 2005-05-20
CIK 1070050

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                COMMISSION FILE NO.
   DECEMBER 26, 2004                                           02-27569

                            HEALTH EXPRESS USA, INC.
                            ------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            FLORIDA                                   65-0847995
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Health Express was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Health Express' knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year: $87,779.

The average bid and ask price of our common stock as of April 26 was 0.007.

As of December 26, 2004, Health Express had 37,775,554 shares of common stock outstanding.

                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 26, 2004

                                TABLE OF CONTENTS

                                                                            Page

PART I.........................................................................1
   FORWARD-LOOKING STATEMENTS..................................................1
   ITEM 1.  DESCRIPTION OF BUSINESS DEVELOPMENT................................1
   ITEM 2.  DESCRIPTION OF PROPERTY............................................4
   ITEM 3.  LEGAL PROCEEDINGS..................................................4
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................4
PART II........................................................................5
   ITEM 5.  MARKET FOR HEALTH EXPRESS USA, INC.'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS........................................5
   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS..........................................7
   ITEM 7.  FINANCIAL STATEMENTS..............................................13
   ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................13
   ITEM 8A. CONTROLS AND PROCEDURES...........................................14
PART III......................................................................15
   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................15
   ITEM 10.  EXECUTIVE COMPENSATION...........................................16
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...18
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................20
PART IV.......................................................................22
   ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K...........22
   ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................24
FINANCIAL STATEMENTS.........................................................F-1

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

      In June 2004 Health Express decided to sell its restaurant operations. The decision to sell was based on a lack of profitability of the restaurant. The Company's only existing restaurant, Healthy Bites Grill in Boca Raton, Florida was closed November 2004.

      Upon closing Healthy Bites Grill restaurant, Health Express' only operations were related to its franchise business. Since November 30, 2004 Health Express has had limited operations and plans to sell its operating entity.

      Operations Of Flagship Restaurant

      Location And Products

      Health Express began operations of its first restaurant on April 10, 2000. The restaurant was a free standing building on a corner lot adjacent to a major thoroughfare in Fort Lauderdale, Florida. This location provided Health Express with a testing ground to survey consumer appeal to a developing menu based on healthy and good tasting items. This menu, which was being used in the Boca restaurant, was comprised, in part, by burgers, wraps and pockets, solo pizzas and salads. A juice bar offers smoothies, juices and power drinks. Burgers and wraps include the "Healthy Bites Burger", grilled turkey burger and chicken breast, lean buffalo burgers and HB Philly (a grilled Portobello mushroom) and various pocket sandwiches. All pizzas are made with homemade tomato sauce and served with soy cheese or mozzarella with a variety of fresh toppings. Salads are prepared daily with fresh greens and are served with a variety of signature dressings. Oven baked fries, vegetarian chili and pasta salads are included in the a la carte selections.

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

      In June 2004 Health Express decided to sell its restaurant operations. The decision to sell was based on a lack of profitability of the restaurant. The Company's only existing restaurant, Healthy Bites Grill in Boca Raton, Florida was closed November 2004.

      Upon closing the Company's Boca Raton restaurant, Health Express' only operations were related to its franchise business. Since November 2004 Health Express has had limited operations and plans to sell its franchise operation and its operating entity.

      Intellectual Property

      Health Express filed a federal registration for the trademark name "Healthy Bites Grill" for use by all future restaurant locations, whether Company owned or franchised, and on October 4, 2002 received approval and ownership from the U.S. Patent and Trademark Office for its exclusive use. Health Express does not own any patents.

      Governmental Regulations And Approvals

      There are no current government regulations that are likely to have an effect on the business operations of Health Express.

      Facilities And Employees

      Health Express leases corporate headquarters in Deerfield Beach, Florida for management and administrative services.

      Health Express has two employees. None of the present employees are represented by a labor union.

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

      We Have No Operations And Have Closed Our Only Restaurant; As A Result, We Are Not Generating Any Revenue, Which Could Cause Us To Cease Existence

      In June 2004, we decided to sell our only operating restaurant. The decision to sell was based on a lack of profitability of the restaurant. Our only existing restaurant was closed November 2004. Since November 2004, we have had no operations and have not been generating revenue. Because we have no operations, we could be forced to cease existence, which would render our stock virtually worthless.

      The Full Amount Of Our Obligations, For Which We Are In Default, May Be Accelerated If We Are Unable Settle or Meet Those Obligations Which Could, Therefore, Cause Us To Cease Or Significantly Curtail Our Business Operations If The Full Amount Of Our Debt Becomes Due

      We are currently in default on $280,000 in loans from third parties and employment agreements with our executive officers We have not generated sufficient revenues to meet these obligations. If we continue to default on these obligations or are unable to reach a settlement with our creditors we could face litigation which could have a significant negative impact on our operations. As a result we could be forced to curtail or cease our operations.

      Health Express Has Historically Lost Money And Losses May Continue In The Future, Which May Cause Us To Curtail Operations

      Since our inception we have not been profitable and have lost money on both a cash and non-cash basis. For the year ended December 26 2004, we lost $1,289,065. Health Express has not been profitable since inception. Our accumulated deficit was $11,210,089 as at the end of December 26, 2004. Future losses are likely to occur.

      We Have Been The Subject Of A Going Concern Opinion For December 26, 2004 From Our Independent Auditors, Which Means That We May Not Be Able To Continue Operations Unless We Can Become Profitable Or Obtain Additional Funding

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 26, 2004 and December 28, 2003, which states that the financial statements raise substantial doubt as to Health Express' ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has a net loss of $1,289,065 and net cash used in operations of $893,334 for the year ended December 26, 2004, and an accumulated deficit of $11,210,089, a working capital deficiency of $1,056,157 and a stockholders' deficiency of $1,176,376 at December 26, 2004. These matters raise substantial doubt about our ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      We Are Subject To A Working Capital Deficit, Which Means That Our Current Assets On December 26, 2004 Were Not Sufficient To Satisfy Our Current Liabilities

      We had a working capital deficit of $1,056,157 at December 26, 2004, which means that our current liabilities as of that date exceeded our current assets on December 26, 2004 by $1,056,157. Current assets are assets that are expected to be converted to cash within one year and, therefore, may be used to pay current liabilities as they become due. Our working capital deficit means that our current assets on December 26, 2004 were not sufficient to satisfy all of our current liabilities on that date.

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

ITEM 2. DESCRIPTION OF PROPERTY

      Health Express leases approximately 1,400 square feet for its corporate headquarters located at 1761 W. Hillsboro Blvd, Suite 203, Deerfield Beach, Florida. The lease commenced on May 15, 2002 and expires on May 31, 2005. The monthly rent is $1,400. Additional rent of $816.67 plus sales tax is adjusted annually as set forth in the lease. Health Express has no plans to renew this lease.

      In November 2004, Health Express closed Healthy Bites Grill because of its lack of profitability. The Boca Raton restaurant, Healthy Bites Grill was previously located at 21300 St. Andrews Boulevard. The restaurant opened on June 24, 2002 and was adjacent to the city's major shopping mall which is approximately two miles from the north/south interstate.

ITEM 3. LEGAL PROCEEDINGS

      On December 8, 2004 a lawsuit was filed against the Company in the Circuit Court of the 15th Judicial Court of Palm Beach County. The Plaintiff, Lester M. Entin Associates, is the landlord of the property in which the Company's Boca Raton restaurant was located. The Plaintiff claims that the Company has defaulted on its lease with the Plaintiff. The Plaintiff is seeking $221,304 in damages. The litigation is ongoing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company did not submit any matters to a vote during the fiscal year ended December 26, 2004.

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


                                                                BID PRICES
                                                          ---------    ---------
                                                            HIGH          LOW
                                                          ---------    ---------
--------------------------------------------------------------------------------
2003
--------------------------------------------------------------------------------
First Quarter                                             $    1.25    $    0.65
Second Quarter                                            $    1.00    $    0.40
Third Quarter                                             $    0.85    $    0.40
Fourth Quarter                                            $    0.67    $    0.35

--------------------------------------------------------------------------------
2004
--------------------------------------------------------------------------------
First Quarter                                             $    0.37    $   0.135
Second Quarter                                            $    0.21    $   0.085
Third Quarter                                             $    0.09    $    0.04
Fourth Quarter                                            $    0.07    $    0.06

--------------------------------------------------------------------------------
2005
--------------------------------------------------------------------------------
First Quarter                                             $    0.17    $   0.008
Second Quarter (Ending April 25, 2005)                    $    0.01    $   0.008


      Health Express presently is authorized to issue 50,000,000 shares of Common Stock with $ 0.001 par value. As of December 26, 2004, there were 100 holders of record of Health Express' common stock and 37,775,554 shares issued and outstanding.

      Health Express is authorized to issue 10,000,000 shares of $0.01 par value preferred stock, Series A, none of which is outstanding. The preferred stock, which is commonly known as "blank check preferred", may be issued by the Board of Directors with rights, designations, preferences and other terms, as may be determined by the Directors in their sole discretion, at the time of issuance.

      Dividends

      Health Express has not declared or paid cash dividends on its Common Stock since its inception and does not anticipate paying such dividends in the foreseeable future.

      Changes In Securities

      During the years ended December 29, 2002, December 28, 2003 and December 26, 2004, Health Express issued the following unregistered securities:

----------------------------------------------------------------------------------------------------------------
COMMON STOCK                                                                  DATE         ISSUED     TOTAL ($)
----------------------------------------------------------------------------------------------------------------
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

      Outstanding convertible debentures at December 26, 2004 totaled $135,000.

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

      On May 28, 2004, the Company issued 12,000 restricted shares of our common stock to Raymond Nevin. The stock was issued as compensation and had a total cash value of $1,296.

      On August 4, 2004, the Company issued 500,000 shares of restricted stock to an unaffiliated third party contractor for services. The total cash value of the stock at the time of issuance was $75,000.

      On March 9, 2005, the Company pledged 12,224,446 shares of common stock to secure a $30,000 loan the Company received from Aim American Mortgage, Inc. This loan is currently in default. The shares are currently held in escrow and are payable to Aim American in an event of default by the Company. The loan carries an interest rate of 12% per year (computed on the bases of a 365-day year and the actual days elapsed) until paid.

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

      Health Express USA, Inc. was incorporated in Florida on July 2, 1998 to develop, construct and operate healthy gourmet fast food restaurants. The flagship Fort Lauderdale restaurant began operations on April 10, 2000, and its operations were discontinued in September 2002. The Company has a net loss of $1,289,065 and net cash used in operations of $893,334 for the year ended December 26, 2004, and an accumulated deficit of $11,210,089, a working capital deficiency of $1,056,157 and a stockholders' deficiency of $1,176,376 at December 26, 2004. As a result of the Company's continued losses from its restaurant operations, in June 2004 Health Express decided to sell its only company-owned and operated restaurant.

      Closing Of Operations

      The Company's only existing restaurant, Healthy Bites Grill was closed November 2004. Upon closing Healthy Bites Grill restaurant, the Company's only operations were related to its franchise business. Since November 30, 2004 Health Express has had limited operations and plans to sell its operating entity which will conclude its operations in the restaurant business.

      Going Concern

      Our independent auditors have added an explanatory paragraph to their audit opinions issued in connection with our financial statements for the years ended December 26, 2004 and December 28, 2003, which states that the financial statements raise substantial doubt as to Health Express' ability to continue as a going concern. Our ability to make operations profitable or obtain additional funding will determine our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company has a net loss of $1,289,065 and net cash used in operations of $893,334 for the year ended December 26, 2004, and an accumulated deficit of $11,210,089, a working capital deficiency of $1,056,157 and a stockholders' deficiency of $1,176,376 at December 26, 2004. These matters raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      Critical Accounting Policies And Estimates

      Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, valuation of stock based compensation, and the valuation allowance offsetting deferred income taxes. The Company also reviews its property for possible impairment whenever events indicate that its carrying value may not be recoverable; such an impairment was determined to exist in December 2003, and certain fixed assets were written down to their estimated fair value. There was also an impairment in 2004, and like 2003, these impairments are included as a component of discontinued operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed above, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for restaurant operations and franchising.

      Revenue Recognition

      The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

      The Company had two sources of revenues during the year ended December 26, 2004; (i) restaurant operations and (ii) franchise fees and related royalties.

            (i) Restaurant Operations

      Revenue from restaurant sales is recognized at the time of the transaction with the customer, and since all sales were typically for cash or by credit cards, there were generally no trade receivables. Revenues are shown net of customer discounts or allowances taken at the time of the sale. All revenues for 2004 and 2003 relating to the Company owned restaurant have been presented as a component of discontinued operations.

            (ii) Franchise Fees and Royalty Revenue

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

      During the year ended December 26, 2004, the Company recognized $87,779 in franchise related revenues. Of that total, $70,000 was for prior receipt of initial franchise fees in 2003, including advertising. The remaining $17,779 represents 7% (includes 3% for monthly advertising contribution) of the aggregate gross sales generated by the franchisees through December 26, 2004. All amounts are required to be remitted to the franchisor in the form of a royalty within ten days from the close of the prior month. At December 26, 2004, the Company was no longer providing continuing services to its franchisees and determined that the remaining $17,779 is deemed uncollectible and was charged to the consolidated statement of operations as a bad debt expense.

      Equipment

      Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is five years.

      Stock Based Compensation

      The Company follows the fair value method under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in accounting for stock-based transactions with employees and non-employees.

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

      Health Express USA, Inc. - The Year Ended December 26, 2004 As Compared To The Year Ended December 28, 2003

      Results On A Consolidated Basis

            Revenues And Cost Of Company Restaurant Sales

      The Boca Raton restaurant's revenues were recorded as a component of discontinued operations for the year ended December 26, 2004 and December 28, 2003, respectively. Total revenue for the fiscal year ended December 26, 2004 was $87,779 which was earned by Health Express' franchise company. There was minimal franchise-related revenue of $70,000 recognized during the year ended December 26, 2004 due to the third quarter openings of two franchises and none for December 28, 2003, respectively.

            Operating Expenses

      Health Express had operating expenses, which included compensation, depreciation, amortization of debt issue costs and general and administrative expenses, totaling $882,550 for the year ended December 26, 2004, which consisted mainly of $431,457 in compensation and $323,961 in general and administrative expenses, compared with operating expenses of $1,205,433 for the year ended December 28, 2003, which consisted mainly of $467,690 in compensation and $736,006 in general and administrative expenses. The decrease of $322,883 for the comparable periods in 2004 and 2003, respectively, was due to a decrease in general and administrative expenses, offset by an increase in compensation, depreciation and amortization of debt issue costs.

            Discontinued Operations

      The Company's discontinued operations result from the Company's plan to sell its Boca Raton restaurant operations. For the year ended December 26, 2004, the Company had a loss on discontinued operations of $419,820 compared to $663,255 for the year ended December 28, 2003. There has not been any disposal of assets relating to the discontinued operations to date.

            Net Loss

      Health Express had a net loss for the year ended December 26, 2004 of $1,289,065 as compared to a net loss for December 28, 2003, which were 2,046,340. The decrease in net losses of $757,275 for the comparable periods in 2004 and 2003, respectively, was attributable mainly to a decrease in general and administrative expenses and interest expense.

------------------------------------------------------------------------------------
                                                                 Years ended
                                                          December 26     December 28
                                                              2004           2003
------------------------------------------------------------------------------------
Income (loss) from Restaurant Operations, Healthy Bites
  Grill of Boca, Inc.                                     ($  419,820)   ($  663,225)
Income (loss) from Restaurant Operations, Healthy Bites
  Grill                                                            --         (1,716)
Income (loss) from Health Express Franchise Company            58,913         (3,151)
Income (loss) attributed to Health Express USA, Inc.         (928,158)    (1,378,248)
                                                          -----------    -----------
Consolidated loss                                         $ 1,289,065    $ 2,046,340
                                                          ===========    ===========

      Liquidity And Capital Resources

      As of December 26, 2004 the Company had approximately $22,161 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy the Company's need for working capital for the short term.

      Cash used in operating activities during the fiscal year December 26, 2004 was $893,334, compared to $878,472 for the same period a year earlier. The cash used in operating activities was mainly a result of the Company's net loss.

      Cash used in investing activities was $4,987 for the fiscal year ended December 26, 2004, compared to $3,520 for the same period in 2003. The increase in cash used in investing activities was attributable to the fact that the Company purchased equipment during the year ended December 26, 2004.

      The net cash provided by financing activities was $861,406 for the fiscal year ended December 26, 2004, compared to $933,504 in the same period for 2003. The cash provided in the 2004 period was from the net proceeds from the issuance of promissory notes net of debt issue costs. The cash provided in the 2003 period was from the proceeds of promissory notes net of debt issue costs and the issuance of convertible debentures.

      On March 9, 2005, the Company received $30,000 in working capital funds from Aim American Mortgage Company, Inc. This loan is currently in default. The loan carries an interest rate of 12% per year (computed on the bases of a 365-day year and the actual days elapsed) until paid. The loan is currently secured by 12,224,446 shares of our common stock filed in escrow which will be issued to Aim American Mortgage in an event of default.

      On April 18, 2005, the Company executed a promissory note with Cornell Capital Partners in the face amount of $175,000. The note had a term of six months and matures on October 18, 2005. The note reflected an interest rate of 12%. In the event of default, the default rate of interest is 18%. Upon the issuance of the $175,000 promissory note, $25,000 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability.

      On January 12, 2004, the Company executed a promissory note with Cornell Capital Partners in the face amount of $100,000. During the year ended December 26, 2004, the promissory note was repaid in full.

      On February 20, 2004, the Company executed a promissory note with Cornell Capital Partners in the face amount of $500,000. There were debt issue costs related to this promissory note of $50,746, which were classified as a debt issue cost asset on the balance sheet. The debt issue costs is being amortized over the life of the debt which had a 171-day term. The debt issue costs were fully amortized at December 26, 2004. The default rate of interest is 24%, however, Cornell Capital Partners has waived this provision and retained an interest rate of 12% on the outstanding principal balance. Debt issue cost expense for the years ended December 26, 2004 and December 28, 2003 were $50,746 and $0 respectively. The promissory note was repaid in full.

      On August 18, 2004, the Company executed a promissory note with Cornell Capital Partners in the face amount of $250,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $29,875, which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt which has a 140 day term. At December 26, 2004, the remaining portion of the capitalized debt issue cost asset was $1,707. Debt issue cost expense for the year ended December 26, 2004 and December 28, 2003 were $28,169 and $0 respectively. The outstanding related accrued interest at December 26, 2004 was $10,849. Upon the issuance of this $250,000 promissory note, $12,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. As of December 26, 2004, the outstanding balance net of a debt discount totaling $714 was $249,286. As of the date of the accompanying report, the Company is in default on its obligation to repay this $250,000 note payable.

      On November 3, 2004, the Company executed a promissory note with Cornell Capital Partners in the face amount of $150,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $7,883 which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which has a 211-day term. At December 26, 2004, the remaining portion of the capitalized debt issue cost asset was $5,903. Debt issue cost expense for the year ended December 26, 2004 and December 28, 2003 were $1,980 and $0, respectively. The outstanding related accrued interest at December 26, 2004 was $4,521. Upon the issuance of this $150,000 promissory note, $7,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. As of December 26, 2004, the outstanding balance net of a debt discount totaling $5,616 was $144,384.

      On January 17, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners, L.P ("Cornell"). These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. In accordance with applicable accounting standards for such issuances, the Company recorded an interest charge of $62,500 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $37,500 in professional fees, $20,000 in commissions, and, (as described below), $75,000 for the Equity Line of Credit commitment fee (recorded as interest expense). These amounts were withheld from the proceeds of the debenture at closing. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. $50,000 of the debenture was acquired and effectively redeemed by Charles D. Blewise for $60,000 on behalf of the Company, and $100,000 of the debenture was converted into 283,804 shares of the Company's common stock in fiscal year 2003. As of December 26, 2004 $135,000 in convertible debentures remains outstanding, of which $75,000 is held by Cornell Capital Partners and $60,000 are held by Mr. Blewise. The outstanding related accrued interest at December 26, 2004 was $18,424.

      On March 13, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners. Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $5,000,000. Subject to certain conditions, the Company is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement was declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares is equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice the Company shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell received a one-time commitment fee of $90,000, of which $75,000 was withheld from the January 2003 closing of the convertible debenture, and the balance was paid from the proceeds of the initial advance under the Equity Line of Credit. Cornell is entitled to retain a fee of 5% of each advance. In addition, the Company entered into a placement agent agreement with TN Capital Equities, Ltd., a registered broker-dealer. Pursuant to the placement agent agreement, Health Express paid a one-time placement agent fee of 9,524 shares of common stock equal to approximately $10,000 based on the Company's stock price on January 24, 2003. The Company had utilized all of the shares previously registered for resale under the Equity Line of Credit, and therefore filed an additional registration statement July 15, 2004 relating to 14,738,635 additional shares to possibly be issued under the Equity Line of Credit and other shares. The registration statement was declared effective by the Securities and Exchange Commission on July 30, 2004. During the year ended December 26, 2004, the Company drew $749,109 under the Equity Line of Credit. Of the total, $725,000 was used to reduce outstanding principal related to outstanding promissory notes and $24,109 represented the settlement of related accrued interest. In connection with these draw downs, the Company issued 13,282,353 shares of common stock.

      On July 25, 2003, the Company executed a promissory note in favor of Cornell Capital Partners in the face amount of $300,000. This note had a 90-day term and was repaid by the due date. The Company recorded a commission of $30,000 and professional fees of $57,315 on this transaction. The promissory note was paid in full in 2003 with proceeds received under the Equity Line of Credit.

      On October 31, 2003, the Company executed a promissory note with Cornell Capital Partners in the face amount of $100,000. During the fiscal year 2003, the promissory note was paid in full with proceeds received under the Equity Line of Credit.

      On December 9, 2003, the Company executed a promissory note with Cornell Capital Partners in the face amount of $100,000. During the year ended December 26, 2004, the promissory note was repaid in full holding 404,581 shares of common stock under the terms of the Equity Line of Credit.

      Recent Accounting Pronouncements

      Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's consolidated financial position, results of operations and liquidity due to the Company reporting discontinued operations for the closing of the Boca restaurant for the years ended December 26, 2004 and December 28, 2003.

      In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's consolidated financial position, results of operations or cash flows.

      In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its consolidated financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS

      The consolidated financial statements of Health Express required by Regulation S-B are attached to this report. Reference is made to Item 13 below for an index to the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On April 7, 2004, pursuant to a resolution of the Board of Directors, Health Express appointed Salberg & Company, P.A. as the Company's independent accountants. Salberg & Company, P.A. replaced Ahearn, Jasco & Company, P.A., which had previously served as the Company's independent accountants. Ahearn, Jasco & Company, P.A. notified the Company in writing on April 5, 2004 that it had declined to stand for re-appointment as the Company's auditors for the fiscal year ended December 26, 2004, based on the fact that the audit partner responsible for the Company's audit has reached the maximum number of years that he can work on the Company's audit pursuant to the rules issued by the Public Company Accounting Oversight Board ("PCAOB"), and Ahearn, Jasco & Company, P.A. does not have the necessary number of remaining qualified audit partners to properly manage the PCAOB required partner rotation.

      Prior to the date of this report, Salberg & Company, P.A. has not been engaged as an independent accountant to audit either the financial statements of the Company or any of its subsidiaries, nor has it been consulted regarding the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or reportable event.

      The reports of Ahearn, Jasco & Company, P.A. on the financial statements for the years ended December 28, 2003 and December 29, 2002 did not include any adverse opinion or disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles, except for the addition of an explanatory paragraph regarding the Company's ability to continue as a going concern.

      During the years ended December 28, 2003 and December 29, 2002, and through the date of this report, there were no disagreements with Ahearn, Jasco & Company, P.A. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Ahearn, Jasco & Company, P.A., would have caused it to make reference to the subject matter of such disagreement in their reports on the financial statements for such years.

      As part of the audit for the year ended December 28, 2003, Ahearn, Jasco & Company, P.A. reported to management certain material weaknesses in the Company's internal control systems relating to the Company's controls over (1) non-accounting documents to the extent this information is communicated to the Chief Financial Officer, and (2) the internal accounting controls regarding segregation of duties. The Company believes that its overall internal controls are, in fact, effective, and the Company strives to continue to make improvements in its internal controls.

      The Company has requested that Ahearn, Jasco & Company, P.A. furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above mentioned statements. A copy of such letter, dated April 8, 2004, is filed as an Exhibit to this Form 8-K.

      Except as stated above, there are no reportable events as defined in Regulation S-B Item 304 (a) (1) (iv) that Ahearn, Jasco & Company, P.A. advised the Company of during the period of their engagement.

      The Company has requested that Ahearn, Jasco & Company, P.A. furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above mentioned statements. A copy of such letter, dated April 8, 2002, is filed as an Exhibit to this Form 8-K.

ITEM 8A. CONTROLS AND PROCEDURES

      (A) Evaluation Of Disclosure Controls And Procedures

      t 6 0 As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Principal Executive Officer and Principal Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives. The Company's Principal Executive Officer and Principal Accounting Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at this reasonable assurance level as of the period covered. The Company's prior auditors advised the Company that, in the auditor's view, the Company's controls over (1) non-accounting documents to the extent this information is communicated to the Chief Financial Officer, and (2) the internal accounting controls regarding segregation of duties, each have material weakness. The former accountants for Health Express do not believe that these items constitute reportable events as described in Item 304(a) of Regulation S-K. The Company believes that its overall internal controls are, in fact, effective, and the Company strives to continue to make improvements in its internal controls.

      (B) Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's fiscal year ended December 26, 2004, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      As of May 9, 2005, the directors and executive officers of Health Express, their age, positions in Health Express, the dates of their initial election or appointment as directors or executive officers, and the expiration of the terms are as follows:

--------------------------------------------------------------------------------------
NAME OF DIRECTOR/
EXECUTIVE OFFICER        AGE   POSITION                           PERIOD SERVED
Douglas Baker            42    Director , Chief Executive         July 2, 1998 to date
                               Officer and Principal Accounting
                               Officer

Marco D'Alonzo           39    Director, Secretary and Chief      July 2, 1998 to date
                               Operating Officer
--------------------------------------------------------------------------------------

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

ITEM 10. EXECUTIVE COMPENSATION

      The following table sets forth, for the fiscal years ended December 26, 2004 and December 28, 2003 and December 29, 2002 certain information regarding the compensation earned by Health Express' Chief Executive Officer and each of Health Express' most highly compensated executive officers whose aggregate annual salary and bonus for the years reported exceeds $100,000, (the "Named Executive Officers"), with respect to services rendered by such persons to Health Express and its subsidiaries.

                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------
                                ANNUAL COMPENSATION                              LONG-TERM COMPENSATION
                      -----------------------------------------   ----------------------------------------------
NAME AND PRINCIPAL                                    OTHER        RESTRICTED STOCK     UNDERLYING     OTHER
  POSITION            YEAR    SALARY      BONUS    COMPENSATION          AWARDS           OPTIONS   COMPENSATION
----------------------------------------------------------------------------------------------------------------
Douglas Baker,        2004   $119,300      none        none               none            none          none
CEO and               2003    $35,358      none        none               none            none          none
President             2002    $28,014      none        none               none            none          none

Marco D'Alonzo,       2004   $114,600      none        none               none            none          none
COO and               2003    $35,308      none        none               none            none          none
Secretary             2002    $28,335      none        none               none            none          none

Raymond Nevin,        2004    $97,141      none        none               none            none          none
President             2003    $79,615      none        none               none            none          none

(1) Mr. Sartori's employment agreement expired on August 31, 2002. The exercise period for the balance of 142,366 unexercised options to purchase shares of Health Express' common stock was extended to expire on August 31, 2007, unless sooner exercised in accordance with their terms.

(2) Mr. Lo Bello was employed as President of a subsidiary from May 5, 2002 through August 23, 2002.

(3)   Mr. Nevin resigned from his position as President on November 30, 2004.

      Option Grants

      The Company granted a total of 500,000 stock options in 2004. Of the 500,000 options granted, 400,000 options were granted to Raymond Nevin and 100,000 were granted to Irwin Forman. These options were forfeited upon Mr. Nevin's and Mr. Forman's resignation.

-----------------------------------------------------------------------------------------------------------------
                                                         INDIVIDUAL GRANTS
                                        NUMBER OF           % OF TOTAL
                                        SECURITIES        OPTIONS GRANTED
                                    UNDERLYING OPTIONS    TO EMPLOYEES IN      EXERCISE PRICE
NAME               YEAR OF GRANT         GRANTED           CALENDAR YEAR         ($/Sh) (1)       EXPIRATION DATE
-----------------------------------------------------------------------------------------------------------------
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

      Fiscal Year-End Option Values

      The following table sets forth information regarding each exercise of stock options and the value realized and the number and values of unexercised options held by each of the Named Executive Officers as of December 26, 2004.

------------------------------------------------------------------------------------------------------------------
                                               NUMBER OF SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                                                     UNEXERCISED OPTIONS                 IN-THE-MONEY OPTIONS
                       SHARES                        AT December 26, 2004                AT December 26, 2004
                    ACQUIRED ON    VALUED            --------------------                --------------------
NAME                  EXERCISE    REALIZED     EXERCISABLE      UNEXERCISABLE       EXERCISABLE      UNEXERCISABLE
------------------------------------------------------------------------------------------------------------------

Douglas Baker              --     $     --       1,840,000              -0-(1)     $    110,400                -0-

Marco D'Alonzo             --     $     --       1,716,800              -0-(1)     $    103,008                -0-

Bruno Sartori              --     $     --         142,366              -0-(2)     $        -0-                -0-

(1) Equal to the fair market value of securities underlying the option at the fiscal year end ($0.39) minus the exercise price ($ 0.35) payable for those securities.

(2) No value is recognized on outstanding options exercisable at 12/28/03 because the value of the underlying securities $0.39 per share of common stock is less than the exercise price for those securities ($1.31).


      As of December 26, 2004, Health Express has not entered into any Long-Term Incentive Plan Awards since inception.

      Compensation Of Directors

      Health Express did not issue any shares of common stock as compensation to any director in the fiscal year 2004.

      Employment Agreements

      On December 6, 2002, Health Express entered into employment agreements with Douglas Baker and Marco D'Alonzo for a one-year term expiring on December 5, 2003. Unless either party shall give to the other written notice of termination on or before October 31, 2003, the term of this Agreement shall, on December 6, 2003, be extended for a period of one year, commencing as of December 6, 2003 and expiring on December 5, 2004. The contracts automatically renewed and will now expire on December 5, 2005. The salaries for both officers will be equal to an annual amount of $125,000 and will be accrued if Health Express is unable to pay any or all of the salary. If either executive shall die during the term of the agreement, the Company will pay (no more than 30 days after the executive's death) an amount in cash equal to the executive's compensation determined as of the date of the executive's death. If the executive becomes disabled, the Company is obligated to pay him in the ordinary course of business. If the Company terminates the agreement, the Company is obligated to pay the executive his salary only, in the ordinary course of business. If the executive terminates the agreement for "good reason" as defined in the agreement, the Company shall pay him in cash, an amount equal to twice the executive's compensation. If there is a change in control of the Company, the Company shall pay the executive in cash, his base amount multiplied by 2.99. Any and all stock options shall vest on the termination date. Currently, the Company is in default on Mr. Baker's and Mr. D'Alonzo's employment agreements. The Company does not have sufficient revenues to pay its obligations under these agreements.

      On February 3, 2003, Health Express entered into an employment agreement with Raymond Nevin as its President, after a 90-day probationary period, for a period of five (5) years from the date of the agreement. The initial annual salary was $90,000. Mr. Nevin resigned from his position as President on November 30, 2004 thereby terminating his employment agreement with the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The table below sets forth information with respect of the beneficial ownership as of May 9, 2005 for any person who is known to Health Express to be the beneficial owner of more than 5% of Health Express' common stock.

----------------------------------------------------------------------------------------
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
----------------------------------------------------------------------------------------
                                                     AMOUNT AND NATURE
                  NAME AND ADDRESS                     OF BENEFICIAL        PERCENTAGE
TITLE OF CLASS    OF BENEFICIAL OWNER                    OWNERSHIP          OF CLASS (3)
----------------------------------------------------------------------------------------
Common            Douglas Baker                           3,984,820(1)        10.55%
                  5206 NW  28 St.
                  Margate, Florida 33063

Common            Marco D'Alonzo                          3,581,593(1)         9.48%
                  4892 N.  Citation Drive, No.  106
                  Delray Beach, Florida 33445

Common            Rider Insurance Company                 2,000,000(2)         5.29%
                  120 Mountain Avenue
                  Springfield, New Jersey 07081

Common            Aim American Mortgage, Inc.            12,224,446(5)        32.36%
                  1770 St.  James Place, Suite 116
                  Huston, Texas 77056

Common            TOTAL                                  21,790,859           57.68%


----------------------------------------------------------------------------------------
                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
----------------------------------------------------------------------------------------
                                                     AMOUNT AND NATURE
                  NAME AND ADDRESS                     OF BENEFICIAL        PERCENTAGE
TITLE OF CLASS    OF BENEFICIAL OWNER                    OWNERSHIP          OF CLASS (3)
----------------------------------------------------------------------------------------
Common             Douglas Baker                          3,984,820(1)        10.55%
                   5206 NW  28 St.
                   Margate, Florida 33063

Common             Marco D'Alonzo                         3,581,593(1)         9.48%
                   4892 N.  Citation Drive, No.  106
                   Delray Beach, Florida 33445

Common             Patricia Durante (4)                      85,600            0.23%
                   6620 Marbletree Lane
                   Lake Worth, Florida 33467

                   ALL OFFICERS AND DIRECTORS
                   AS A GROUP (6) PERSONS                 7,652,013           20.26%

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

(3) Applicable percentage of ownership is based on 37,775,554 shares of common stock outstanding as of April 27, 2005 for each stockholder. Beneficial ownership is determined in accordance within the rules of the Commission and generally includes voting of investment power with respect to securities. Shares of common stock subject to securities exercisable or convertible into shares of common stock that are currently exercisable or exercisable within 60 days of April 27, 2005 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4)   Patricia Durante resigned from the Company January 31, 2005.

(5) Health Express has pledged these shares to Aim American Mortgage as security for a $30,000 loan, which Aim American made to Health Express. This loan is currently in default.

      Securities Authorized For Issuance Under Equity Compensation Plan

      The following table sets forth the securities that have been authorized under equity compensation plans as of December 26, 2004.

----------------------------------------------------------------------------------------------------------------
                                                                                                     NUMBER OF
                                                                                                     SECURITIES
                                                                                                     REMAINING
                                                                                                   AVAILABLE FOR
                                                                  NUMBER OF                       FUTURE ISSUANCE
                                                                SECURITIES TO                       UNDER EQUITY
                                                               BE ISSUED UPON   WEIGHTED-AVERAGE    COMPENSATION
                                                                 EXERCISE OF     EXERCISE PRICE        PLANS
                                                                 OUTSTANDING     OF OUTSTANDING      (EXCLUDING
                                                                  OPTIONS,          OPTIONS,         SECURITIES
                                                                WARRANTS AND      WARRANTS AND      REFLECTED IN
                                                                   RIGHTS            RIGHTS         COLUMN (a))
                                                                     (a)              (b)               (c)
----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by security holders                      0   $           --                 0
Equity compensation plans not approved by security holders          3,699,166             0.39                 0
                                                               --------------   --------------    --------------
TOTAL                                                               3,699,166   $         0.39                 0
                                                               ==============   ==============    ==============

      On April 21, 2003, the Company adopted the 2003 Stock Incentive Plan for a total of 400,000 shares of common stock. As of December 26, 2004, 341,000 shares have been issued under this plan to the following individuals:

                                                             NUMBER
            NAME                                           OF SHARES
            ------------------------------------------     ---------
            Geoffrey Eiten                                    50,000
            Allen Freed                                       40,000
            Michelle Kain                                     20,000
            Keith Kanouse                                     10,000
            Patricia Durante                                 110,000
            Irwin Forman                                     104,000
            Douglas Colassante                                 2,000
            Carrie Fletcher                                    2,000
            Stephen Bauer                                      1,500
            Robert Weneck                                      1,500

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the past two (2) years, Health Express has not entered into a transaction with a value in excess of $60,000 with a director, officer or beneficial owner of 5% or more of Health Express' Common Stock, except as disclosed in the following paragraphs.

      Health Express received $155,750 in 2003 and $66,660 in 2002 of financing from three directors of Health Express, Mr. Baker, Mr. D'Alonzo, and Ms. Susan Greenfield (who resigned as a director August 2004). The notes payable bear interest at 5.5% per annum and have been renegotiated to be payable on December 31, 2004.

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

      On December 6, 2002, Health Express entered into employment agreements with Douglas Baker and Marco D'Alonzo for a one-year term expiring on December 5, 2003, renewable for a second year. The term of this Agreement was extended for a period of one year, commencing as of December 6, 2003 and was set to expire on December 5, 2004. The Agreements have since been extended until December 5 2005. The salaries for both officers will be equal to an annual amount of $125,000 and will be accrued if Health Express is unable to pay any or all of the salary. Currently, Health Express is in default on these employment agreements and unable to pay its executive officers as required under their employment agreements.

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

      During the year ended December 26, 2004, Health Express issued 112,000 shares of common stock to employees having a fair value of $23,196 based on the quoted trading price on each grant date.

      On May 28, 2004, an aggregate of 500,000 common stock options having a fair value of $53,840 and an exercise price of $0.55 were granted to Irwin Forman and Raymond Nevin. These options were subsequently forfeited upon the resignation of Mr. Forman and Mr. Nevin.

      At December 26, 2004, Health Express had accrued $179,660 in related party notes payable to Susan Greenfield. The related accrued interest was $20,925. Each of the notes bears annual interest at 5.5% and are unsecured. These related party notes are all classified as current. Each of these notes is due on December 31, 2004. As of the date of the accompanying report, the notes remained unpaid and are in default. There are no specific default provisions; however, due to the nature of the default, the notes are due upon demand. The Company paid $8,000 in principal payments on December 26, 2004.

      At December 26, 2004, Health Express owed an aggregate $203,762 in accrued compensation to Douglas Baker and Marco D'Alonzo. The compensation earned is pursuant to the terms of their employment agreements.

      During the year ended December 28, 2003, the Company sold 142,858 shares of common stock to Susan Greenfield, who at the time was a director of the Company. The shares had a price of $0.35 per share and a total cash value of $50,000.

      Health Express did not give anything of value to, or receive anything of value from, any promoter during fiscal year 2004 or 2003.

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

------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.
------------------------------------------------------------------------------------------------------------------------
2.1          Articles of Incorporation, as amended               Incorporated by reference to Exhibit 2 to Form
                                                                 10-SB filed on October 6, 1999

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

10.4         Employment Agreement of Douglas Baker               Incorporated by reference to Exhibit 10.4 to Form
                                                                 10-KSB filed on March 26, 2003

10.5         Employment Agreement of Marco D'Alonzo              Incorporated by reference to Exhibit 10.5 to Form
                                                                 10-KSB filed on March 26, 2003

10.6         Employment Agreement of Raymond Nevin               Incorporated by reference to Exhibit 10.6 to Form
                                                                 10-KSB filed on March 26, 2003

------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.
------------------------------------------------------------------------------------------------------------------------
10.7         Franchise Development Agreement with Francorp,      Incorporated by reference to Exhibit 10(c) to Form
             Inc.                                                10-QSB filed on August 13, 2001

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

------------------------------------------------------------------------------------------------------------------------
EXHIBIT NO.
------------------------------------------------------------------------------------------------------------------------
10.23        Escrow Agreement dated January 17, 2003 among       Incorporated by reference to Exhibit 10.20 to
             Health Express, the Buyers and Butler Gonzalez, LP  to Form 10-KSB filed on March 26, 2003

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

10.27        Lease Modification - Health Bites Grill of Boca,    Incorporated by reference to Exhibit 10.27 to Form
             Inc.                                                10-KSB filed on March 26, 2003

10.28        Franchise Agreement between Health Express and      Incorporated by reference to Exhibit 10.28 to Form
             Myrick Corporation                                  10-KSB filed on March 26, 2003

10.29        Promissory Note to Cornell Capital for $175,000     Provided herewith

10.30        Secured Promissory Note issued to Aim American      Incorporated by reference to Exhibit 99.1 to Form 8-K
             Mortgage, Inc., dated March 9, 2005                 filed on March 11, 2005
10.31        Pledge and Escrow Agreement, dated March 9, 2005,   Incorporated by reference to Exhibit 99.2 to Form 8-K
             by and among Health Express USA, Inc., Aim          filed on March 11, 2005
             American Mortgage, Inc.  and Kirkpatrick &
             Lockhart Nicholson Graham LLP

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Health Express incurred the following accounting fees for the year ended December 26, 2004 and December 28, 2003.

      On April 7, 2004 the Audit Committee of the Board of Directors appointed Salberg & Company, P.A. as the Company's independent accountants. Salberg & Company replaced Ahearn, Jasco & Company. The Company paid Salberg & Company $34,657 for audit services and $2,478 for audit related services.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Health Express has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 20, 2005.

May 20, 2005                          HEALTH EXPRESS USA, INC.

                                      By:  /s/ Douglas Baker
                                           ----------------------
                                           Douglas Baker,
                                           Chief Executive Officer, Principal
                                           Accounting Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been duly signed by the following persons on behalf of Health Express and in the capacities and on the dates indicated

                             /s/ Marco D'Alonzo                     May 20, 2005
                             ------------------------
                             Marco D'Alonzo
                             Chief Operating Officer
                             Secretary and Director

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES

                                Table of Contents

                                                                         Page(s)
                                                                         -------

Report of Independent Registered Public Accounting Firm - Salberg
 and Company, P.A.                                                           F-1

Report of Independent Registered Public Accounting Firm - Ahearn,
 Jasco + and Company, P.A.                                                   F-2

Consolidated Balance Sheet                                                   F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)      F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                                F-7-20

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of:
Health Express USA, Inc.

We have audited the accompanying consolidated balance sheet of Health Express USA, Inc. and Subsidiaries as of December 26, 2004 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements as of December 28, 2003 were audited by other auditors whose report dated March 12, 2004 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Health Express USA, Inc. and Subsidiaries as of December 26, 2004, and the results of its operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $1,289,065 and net cash used in operations of $893,334 for the year ended December 26, 2004, and an accumulated deficit of $11,210,089, a working capital deficiency of $1,056,157 and a stockholders' deficiency of $1,176,376 at December 26, 2004. Additionally, the Company has discontinued the operations of its Boca restaurant and is currently in default on a $250,000 promissory note. These matters raise substantial doubt about its ability to continue as a going concern. Management's Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
April 19, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors of
Health Express USA, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows of Health Express USA, Inc. and Subsidiaries (collectively, the "Company") for the year ended December 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity (deficiency) and cash flows of Health Express USA, Inc. and Subsidiaries for the year ended December 28, 2003 in conformity with U.S. generally accepted accounting principles.

The consolidated financial statements for the year ended December 28, 2003 have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered cumulative losses from operations since inception. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note
2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants
Pompano Beach, Florida
March 12, 2004

                    Health Express USA, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               December 26, 2004

                                     ASSETS
Current Assets
 Cash                                                                        $     22,161
 Other receivable                                                                   5,239
 Prepaids and other current assets                                                    388
 Assets of discontinued operations                                                  5,434
                                                                             ------------
Total Current Assets                                                               33,222
                                                                             ------------
Other Assets
 Debt issue costs                                                                   7,610
 Deposits                                                                           4,433
                                                                             ------------
Total Other Assets                                                                 12,043
                                                                             ------------
Property and Equipment, net                                                         2,738
                                                                             ------------
Total Assets                                                                 $     48,003
                                                                             ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
 Accounts payable                                                            $     14,028
 Accrued liabilities                                                                9,755
 Accrued compensation and related taxes - related parties                         203,762
 Notes payable, net of debt discount                                              393,670
 Accrued interest payable                                                          33,794
 Notes payable - related party                                                    179,660
 Accrued interest payable - related party                                          20,925
 Liabilities of discontinued operations                                           233,785
                                                                             ------------
Total Current Liabilities                                                       1,089,379
                                                                             ------------
Long Term Liabilities
 Convertible debentures                                                           135,000
                                                                             ------------
Total Long Term Liabilities                                                       135,000
                                                                             ------------
Total Liabilities                                                               1,224,379
                                                                             ------------
Commitments and Contingencies (See Note 11)
Stockholders' Deficiency
 Preferred stock, Series A, $0.01 par value, 10,000,000
   shares authorized, none issued and outstanding                                      --
 Common stock, $0.001 par value, 50,000,000 shares authorized
   37,775,554 shares issued and 26,302,113 shares outstanding                      26,302
 Additional paid in capital                                                    10,007,411
 Accumulated deficit                                                          (11,210,089)
                                                                             ------------
Total Stockholders' Deficiency                                                 (1,176,376)
                                                                             ------------
Total Liabilities and Stockholders' Deficiency                               $     48,003
                                                                             ============

                 See accompanying notes to financial statements

                    Health Express USA, Inc. and Subsidiaries
                     Consolidated Statements of Operations
          For the Years Ended December 26, 2004 and December 28, 2003

                                                          2004                2003
                                                      ------------        ------------
Revenue
Franchise fee revenue                                 $     70,000        $         --
Royalty revenue                                             17,779                  --
                                                      ------------        ------------
Total Revenue                                               87,779                  --
                                                      ------------        ------------

Operating Expenses
Advertising and promotion                                   27,258               1,175
Bad Debt expense                                            17,970                  --
Compensation                                               431,457             467,690
Debt issue cost expense                                     80,894                  --
Depreciation                                                 1,010                 562
General and Administrative                                 323,961             736,006
                                                      ------------        ------------
Total Operating Expenses                                   882,550           1,205,433
                                                      ------------        ------------
Loss from operations                                      (794,771)         (1,205,433)
                                                      ------------        ------------
Other Income (Expense)
Interest income                                                 60                  37
Interest expense                                           (73,754)           (177,719)
Loss on disposal due to theft                                 (780)                 --
                                                      ------------        ------------
Total other Income (Expense), net                          (74,474)           (177,682)
                                                      ------------        ------------
Net Loss from Continuing Operations                   $   (869,245)       $ (1,383,115)
                                                      ============        ============

Discontinued Operations
 Loss from operations of discontinued component
 (including loss on disposal of $0)                       (419,820)           (663,225)
                                                      ------------        ------------
Loss on Discontinued Operations                           (419,820)           (663,225)
                                                      ------------        ------------

Net Loss                                              $ (1,289,065)       $ (2,046,340)
                                                      ============        ============

Net Loss Per Share - Basic and Diluted
Loss from continuing operations                       $      (0.05)       $      (0.13)
Loss from discontinued operations                     $      (0.03)       $      (0.06)
                                                      ------------        ------------

Net Loss Per Share - Basic and Diluted                $      (0.08)       $      (0.19)
                                                      ============        ============

Weighted average number of shares outstanding
  during the year - basic and diluted                   16,812,569          11,049,481
                                                      ============        ============

           See accompanying notes to consolidated financial statements

                    Health Express USA, Inc. and Subsidiaries

     Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
           For the Years Ended December 26, 2004 and December 28, 2003

                                               Common Stock                  Additional         Accumulated
                                         Shares             Amount         Paid-in Capital        Deficit               Total
                                      ------------       ------------       ------------        ------------        ------------
Balance December 29, 2002               10,368,181       $     10,368       $  8,221,968        $ (7,874,684)       $    357,652

Stock issued for cash                      142,858                142             49,858                  --              50,000

Issuance of stock to settle
  convertible debentures                   435,319                435            227,065                  --             227,500

Issuance of stock to reduce
  equity line of credit                    950,878                951            424,049                  --             425,000

Issuance of stock for
  compensation and interest,
  net of shares subsequently
  cancelled                                269,524                270             94,063                  --              94,333

Issuance of stock for
  compensation and services                219,501                220            117,523                  --             117,743

Issuance of warrants for
  services rendered                             --                 --             30,696                  --              30,696

Short swing profit recapture
  from an officer                               --                 --              2,754                  --               2,754

Net Loss                                        --                 --                 --          (2,046,340)         (2,046,340)
                                      ------------       ------------       ------------        ------------        ------------

Balance December 28, 2003               12,386,261             12,386          9,167,976          (9,921,024)           (740,662)

Stock issued for
  compensation and services                633,499                633            103,609                  --             104,242

Grant of stock options
  - related party                               --                 --              7,000                  --               7,000

Issuance of stock for
  services due to modification
  - related party                               --                 --             46,840                  --              46,840

Cancellation of stock options                   --                 --            (53,840)                 --             (53,840)

Issuance of stock to settle
  prommissory notes and related
  accrued interest                      13,282,353             13,283            735,826                  --             749,109

Net Loss                                        --                 --                 --          (1,289,065)         (1,289,065)
                                      ------------       ------------       ------------        ------------        ------------

Balance December 26, 2004               26,302,113       $     26,302       $ 10,007,411        $(11,210,089)         (1,176,376)
                                      ============       ============       ============        ============        ============

          See accompanying notes to consolidated financial statements

                    Health Express USA, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

           For The Years Ended December 26, 2004 and December 28, 2003

                                                                    2004               2003
                                                                -----------        -----------
Cash Flows from Operating Activities:
Net loss                                                        $(1,289,065)       $(2,046,340)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Amortization of debt issue costs                                     80,894                 --
Amortization of debt discount costs                                  13,670                 --
Depreciation                                                          1,010            127,266
Loss on impairment of restaurant fixed assets                            --            403,411
Loss on disposal due to theft                                           780                 --
Recognition of beneficial conversion
  feature on convertible debentures                                      --             77,500
Stock issued for services                                           104,242            212,076
Stock issued for services due to
  modification of option pricing                                     46,840                 --
Stock options and warrants granted for services                       7,000             30,696
Cancellation of stock options                                       (53,840)                --
Convertible debt issued for compensation                                 --             60,000
Changes in operating assets and liabilities:
(Increase) decrease in:
 Inventory, prepaid expenses and other assets                            --              1,219
 Other Receivables                                                   (1,989)                --
 Prepaids and other assets                                            9,829                 --
 Refund of security deposits                                          1,796                 --
 Assets of discontinued operations                                  101,850                 --
Increase (decrease) in:
 Accounts payable, accrued liabilities
   and deferred franchise revenues                                       --            255,700
 Accounts payable                                                   (71,159)                --
 Accrued liabilities                                                 76,492                 --
 Deferred revenue                                                   (70,000)                --
 Liabilities of discontinued operations                             148,316                 --
                                                                -----------        -----------
Net Cash Used in Operating Activities                              (893,334)          (878,472)
                                                                -----------        -----------
Cash Flows from Investing Activities:
 Purchase of equipment                                               (4,987)           (16,145)
 Changes in desposits                                                    --             12,625
                                                                -----------        -----------
Net Cash Used in Investing Activities                                (4,987)            (3,520)
                                                                -----------        -----------
Cash Flows from Financing Activities:
 Proceeds from issuance of convertible debentures,
  net of debt issue costs                                                --            250,000
 Proceeds from issuance of notes, net of debt issue costs           891,496            500,000
 Proceeds from issuance of notes - related parties                       --            155,750
 Proceeds from issuance of common stock                                  --             77,754
 Loans repaid to related parties                                         --            (50,000)
 Repayment of notes payable - related parties                       (30,090)                --
                                                                -----------        -----------
Net Cash Provided by Financing Activities                           861,406            933,504
                                                                -----------        -----------
Net Increase (Decrease) in Cash                                 $   (36,915)       $    51,512

Cash at Beginning of Year                                            59,076              7,564
                                                                -----------        -----------

Cash at End of Year                                             $    22,161        $    59,076
                                                                ===========        ===========

Supplemental Disclosure of Cash Flow Information
Cash Paid for:
   Interest                                                     $        --        $    83,388
                                                                ===========        ===========

   Taxes                                                        $        --        $        --
                                                                ===========        ===========

Supplmental Disclusure of Non-Cash
Investing and Financing Activites:

   Stock issued to settle debenture                             $    25,000        $        --
                                                                ===========        ===========

    Stock issued under equity line of credit to
      pay down convertible and related accrued interest         $   724,109        $        --
                                                                ===========        ===========

See notes 6 and 7 for a description of 2003 stock issuances used to (1) reduce convertible debentures and (2) proceeds used to reduce promissory notes

           See accompanying notes to consolidated financial statements

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


NOTE 1 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In June 2004, the Company committed to selling its Boca restaurant operation due to lack of profitability (see Notes 2 and 5). There is no guarantee that the Company will be able to sell the restaurant at an acceptable price. The restaurant was closed in December 2004.

(B) Principles of Consolidation

The consolidated financial statements include the accounts of Health Express USA, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(C) Use of Estimates

In preparing financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and revenues and expenses during the years presented. Actual results may differ from these estimates.

Significant estimates during 2004 and 2003 include an estimate of the deferred tax asset valuation allowance, allowance for doubtful accounts on accounts receivable, valuation of inventory on hand, depreciable lives on equipment, valuation of fixed assets and related impairment charges and valuation of stock based compensation.

(D) Cash and Cash Equivalents

For the purpose of the consolidated cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Inventory

The company accounts for inventory on a first in, first out basis (FIFO). The inventory consists of resalable items. At December 26, 2004, the company's remaining inventory of approximately $7,000 was written off as a charge to the consolidated statement of operations due to the closing of the Boca restaurant. (See Notes 2 and 5)

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


(F) Equipment

Equipment is stated at cost, less accumulated depreciation. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which is five years.

(G) Long-Lived Assets

The Company reviews long-lived assets and certain identifiable assets related to those assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recoverable. If the undiscounted future cash flows of the long-lived assets are less than the carrying amount, their carrying amount is reduced to fair value and an impairment loss is recognized. During the fiscal years ended 2004 and 2003, the company recognized impairment losses of $30,454 and $403,411, respectively, on fixed assets located in the restaurant. The impairment losses have been included as a component of discontinued operations. (See notes 2 and 5)

(H) Net Income (Loss) Per Share

SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the year. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive. Common stock equivalents, if converted, would have increased common shares outstanding at December 26, 2004 and December 28, 2003 by approximately 7,213,139 and 6,713,139, respectively.

At December 26, 2004, the Company had 11,473,441 shares of common stock held in escrow that are available to the lender upon the Company's future draw downs against the Stand by Equity Distribution Agreement. (See Note 7)

At December 26, 2004, the Company used 16,812,569 shares of common stock as the denominator for purposes of determining the 2004 weighted average shares outstanding for the year. This total properly excludes shares held in escrow.

(I) Stock Based Compensation

The Company follows the fair value method under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," in accounting for stock-based transactions with employees and non-employees.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued. This pronouncement amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides guidance to companies that wish to voluntarily change to the fair value based method of accounting for stock-based employee compensation, among other provisions. The Company has historically accounted for, and will continue to account for, its employee stock-based compensation under the fair value based method provisions of SFAS No. 123, and therefore the issuance of SFAS No. 148 did not have any impact on the Company's consolidated financial position, results of operations or cash flows.

(J) Franchise Operations

The Company conducts franchise operations through a wholly owned subsidiary, Health Express Franchise Company, incorporated in Florida on May 7, 2001. The initial franchise fee to purchase a franchise is $30,000 and is payable to the Company upon signing the franchise agreement. Under the terms of the franchise agreement with the franchisee, the initial franchise fee is fully earned and non-refundable unless the Company does not accept the franchisee at its home office within 30 days of the signed agreement. If the franchisee fails to find an approved site within 6 months of the signed agreement, the Company can elect to terminate the agreement while retaining the initial franchise fee. An advertising fee of $5,000 is due upon signing the franchise agreement to fund the grand opening advertising. This advertising fee will be refunded if any portion of the initial franchise fee is refunded. The Company will provide initial training and materials for up to three trainees for no additional cost. Continuing fees from franchised restaurants are recorded as revenue when earned.

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


On February 20, 2003, the Company sold its first franchise to one of the Company's then directors. This director resigned in August 2004. The franchisee opened this restaurant located in South Florida at the end of the third quarter of 2004. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. (See Note 10)

On October 1, 2003, the Company sold its second franchise to the same former director of the Company. The franchisee opened this second restaurant in South Florida in the third quarter of 2004. The terms of this franchise agreement are based on the standard franchise agreement with no special consideration. (See
Note 10)

At December 26, 2004 and December 28, 2003, the Company had recognized revenues totaling of $70,000 and $0, respectively, relating to franchise operations. (See 1(K) (ii))

(K) Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

The Company had two sources of revenues during the year ended December 26, 2004;
(i) restaurant operations and (ii) franchise fees and related royalties.

(i) Restaurant Operations

Revenue from restaurant sales is recognized at the time of the transaction with the customer, and since all sales are typically for cash or by credit cards, there are generally no trade receivables. Revenues are shown net of customer discounts or allowances taken at the time of the sale. All revenues for 2004 and 2003 relating to the Company owned restaurant have been presented as a component of discontinued operations. (See Note 5)

(ii) Franchise Fees and Royalty Revenue

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

During the year ended December 26, 2004, the Company recognized $87,779 in franchise related revenues. Of the total, $70,000 was for prior receipt of initial franchise fees in 2003, including advertising. The remaining $17,779 represents 7% (includes 3% for monthly advertising contribution) of the aggregate gross sales generated by the franchisees through December 26, 2004. All amounts are required to be remitted to the franchisor in the form of a royalty within ten days from the close of the prior month. At December 26, 2004, the Company was no longer providing continuing services to its franchisees and determined that the remaining $17,779 is deemed uncollectible and was charged to the consolidated statement of operations as a bad debt expense.

(L) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards No. 109 "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period, which includes the enactment date.

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


(M) Advertising

In accordance with Accounting Standards Executive Committee Statement of Position 93-7, ("SOP 93-7") costs incurred for producing and communicating advertising of the Company, are charged to operations as incurred. Advertising expense from continuing operations for the years ended December 26, 2004 and December 28, 2003 were $27,258 and $1,175, respectively.

(N) Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosures of information about the fair value of certain financial instruments for which it is practicable to estimate the value. For purpose of this disclosure, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation.

The carrying amounts of the Company's short-term financial instruments, including other receivables, accounts payable, accrued liabilities, notes payable and notes payable - related parties, approximate fair value due to the relatively short period to maturity for these instruments.

(O) Recent Accounting Pronouncements

Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" supercedes Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Though it retains the basic requirements of SFAS 121 regarding when and how to measure an impairment loss, SFAS 144 provides additional implementation guidance. SFAS 144 excludes goodwill and intangibles not being amortized among other exclusions. SFAS 144 also supercedes the provisions of APB 30, "Reporting the Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined in SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 144 also eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. This statement is effective for all fiscal years beginning after December 15, 2001. The adoption of SFAS 144 had a material effect on the Company's consolidated financial position, results of operations and liquidity due to the Company reporting discontinued operations for the closing of the Boca restaurant for the years ended December 26, 2004 and December 28, 2003. (See Notes 2 and 5))

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS 151 "Inventory Costs". This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2006. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 153 "Exchanges of Non monetary Assets - an amendment of APB Opinion No. 29". This Statement amended APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of this Standard is not expected to have any material impact on the Company's consolidated financial position, results of operations or cash flows.

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


In December 2004, the FASB issued SFAS 123 (revised 2004) "Share-Based Payment". This Statement requires that the cost resulting from all share-based transactions be recorded in the financial statements. The Statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement in accounting for share-based payment transactions with employees. The Statement also establishes fair value as the measurement objective for transactions in which an entity acquires goods or services from non-employees in share-based payment transactions. The Statement replaces SFAS 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". The provisions of this Statement will be effective for the Company beginning with its fiscal year ending 2005. The Company is currently evaluating the impact this new Standard will have on its consolidated financial position, results of operations or cash flows.

(P) Reclassifications

Certain amounts in the year 2003 consolidated financial statements have been reclassified to conform to the year 2004 consolidated presentation.

(Q) Year-end

The Company's fiscal year ends on the last Sunday of December.

NOTE 2 GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company has a net loss of $1,289,065 and net cash used in operations of $893,334 for the year ended December 26, 2004, and an accumulated deficit of $11,210,089, a working capital deficiency of $1,056,157 and a stockholders' deficiency of $1,176,376 at December 26, 2004.

The Company has incurred cumulative losses since inception, has funded operations primarily through related-party loans and investor capital, has yet to generate sufficient revenues from its operating activities to cover its expenses and has taken formal action to discontinue its restaurant operations (See Note 5). As of the date of the accompanying report, the Company is in default on its obligation to repay a $250,000 note payable. (See Notes 7 and 12)

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of its equity securities. The Company is currently seeking an acquisition target. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements will be materially affected. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 OTHER RECEIVABLE

At December 26, 2004, the Company had recorded an insurance refund receivable totaling $5,239 relating to proceeds expected to be received from a settlement relating to stolen property. The entire $5,239 was received in January and February of 2005. (See Notes 4 and 12)

NOTE 4 PROPERTY AND EQUIPMENT

Property and Equipment at December 26, 2004 is as follows:

          Computer and office equipment                       $ 2,907
          Office furniture                                      1,486
          Less: accumulated depreciation                       (1,655)
                                                              -------
                                                              $ 2,738
                                                              =======

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


Depreciation expense from continuing operations for the years ended December 26, 2004 and December 28, 2003 were $1,010 and $562, respectively.

In November 2004, certain equipment was stolen from the Company's corporate office. As a result of the theft and related insurance proceeds received (see Notes 3 and 12), the Company recognized a loss on disposal of $780.

NOTE 5 DISCONTINUED OPERATIONS

In June 2004, the Company committed to selling its Boca restaurant operations. The Company has determined that the decision to sell this component is due to lack of profitability. There is no guarantee that the Company will be able to locate a buyer willing to pay an acceptable price for the restaurant operations. The restaurant was closed in December 2004. Pursuant to SFAS 144, the long-lived assets relating to the Company's restaurant operations classified as held for sale and will be reported as discontinued operations.

Since the Boca restaurant closed in December 2004, the Company has determined that an impairment charge of $30,454 would be taken on the remaining net book value of fixed assets since the carrying amount of these assets exceeded their fair value at the measurement date. All assets and liabilities identified as part of the disposal group have been classified as current since the related benefits and obligations for these items are expected to be realized and settled within one year.

The following is a summary of the assets and liabilities of the disposal group at December 26, 2004:


                    Assets to be disposed of:
          ----------------------------------------------------
          Cash                                                $  2,379
          Prepaids and other current assets                      3,055
                                                              --------
          Total Assets to be disposed of                      $  5,434
                                                              ========

                    Liabilities to be disposed of:
          ----------------------------------------------------
          Accounts Payable                                    $ 10,884
          Accrued Liabilities                                  221,304
                                                              --------
          Total Liabilities to be disposed of                 $232,188
                                                              ========


Included as a component of the above accrued liabilities, there exists current litigation relating to the failure of payment of the monthly base rent due on the Boca restaurant lease. The total amount due under the terms of the lease agreement has been accelerated by the landlord for a total of $221,304. The civil action was filed on December 8, 2004. (See Note 11)

The following represents a condensed statement of operations for the disposal group:

                                                For the Year Ended   For the Year Ended
                                                December 26, 2004    December 28, 2003
                                                -----------------    -----------------
Revenues                                            $ 556,460            $ 749,450
Cost of Sales and Controllable Expenses               418,951            $ 842,944
                                                    ---------            ---------
Gross Profit (Loss)                                   137,509            $ (93,494)
Operating Expenses                                    557,690            $ 569,917
Other Income                                              361            $     186
                                                    ---------            ---------
Loss on Discontinued Operations                     $(419,820)           $(663,225)

In 2002, the Company had discontinued its operations relating to its Ft. Lauderdale restaurant. As a result, liabilities related to these discontinued operations totaled $1,597 and are included in the total liabilities of discontinued operations balance of $233,785 at December 26, 2004.

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


NOTE 6 CONVERTIBLE DEBENTURES

On January 17, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. ("Cornell"). These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date on January 17, 2006. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. In accordance with applicable accounting standards for such issuances, the Company recorded an interest charge of $62,500 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $37,500 in professional fees, $20,000 in commissions, and (as described below) $75,000 for the Equity Line of Credit commitment fee (recorded as interest expense); these amounts were withheld from the proceeds of the debenture at closing. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date.

In August 2003, $50,000 of the above debenture was acquired and effectively redeemed by Charles D. Blewise ("Blewise") for $60,000 on behalf of the Company. This amount was charged to compensation in 2003. The debenture has the same features as the debenture to Cornell except that when the debenture is converted, the shares will be restricted shares. The Company recorded an interest charge of $15,000 at issuance to account for the imbedded beneficial conversion feature in the new $60,000 debenture. In fiscal year 2003, $100,000 of the debenture was converted into 283,804 shares of the Company's common stock. During the year ended December 26, 2004, $25,000 of the debenture was converted into 168,918 shares of the Company's common stock. As of December 26, 2004, $135,000 in convertible debentures were outstanding ($75,000 to Cornell and $60,000 to Blewise). The outstanding related accrued interest at December 26, 2004 was $18,424. (See Note 12 regarding assignment of debt)

NOTE 7 NOTES PAYABLE

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

On December 9, 2003, the Company executed a promissory note with Cornell in the face amount of $100,000. During the year ended December 26, 2004, the promissory note was repaid in full through an escrow agent holding 404,581 shares of common stock under the terms of the Equity Line of Credit (see Note 8(A)).

On January 12, 2004, the Company executed a promissory note with Cornell in the face amount of $100,000. During the year ended December 26, 2004, the promissory note was repaid in full through an escrow agent holding 556,214 shares of common stock under the terms of the Equity Line of Credit (see Note 8(A)).

On February 20, 2004, the Company executed a promissory note with Cornell in the face amount of $500,000. The note reflected an interest rate of 12%. There were related debt issue costs on this promissory note of $50,746, which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which had a 171-day term. The debt issue costs were fully amortized at December 26, 2004. The default rate of interest is 24%; however, the lender has waived this provision and retained an interest rate of 12% on the outstanding principal balance. Debt issue cost expense for the years ended December 26, 2004 and December 28, 2003, were $50,746 and $0, respectively. The promissory note was repaid in full through an escrow agent holding 12,152,640 shares of common stock under the terms of the Equity Line of Credit (see Note 8(A)).

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


On August 18, 2004, the Company executed a promissory note with Cornell in the face amount of $250,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $29,875, which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which has a 140-day term. At December 26, 2004, the remaining portion of the capitalized debt issue cost asset was $1,707. Debt issue cost expense for the year ended December 26, 2004 and December 28, 2003 were $28,169 and $0, respectively. The outstanding related accrued interest at December 26, 2004 was $10,849. (See Note 8). Also, see Note 12 regarding subsequent paydowns of this promissory note.

Upon the issuance of the $250,000 promissory note, $12,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. As of December 26, 2004, the outstanding balance net of a debt discount totaling $714 was $249,286. As of the date of the accompanying report, the Company is in default on its obligation to repay this $250,000 note payable (See Notes 2 and 12).

On November 3, 2004, the Company executed a promissory note with Cornell in the face amount of $150,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $7,883, which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which has a 211-day term. At December 26, 2004, the remaining portion of the capitalized debt issue cost asset was $5,903. Debt issue cost expense for the year ended December 26, 2004 and December 28, 2003 were $1,980 and $0, respectively. The outstanding related accrued interest at December 26, 2004 was $4,521 (see Note 8).

Upon the issuance of the $150,000 promissory note, $7,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. As of December 26, 2004, the outstanding balance net of a debt discount totaling $5,616 was $144,384.

      The following is a summary of outstanding Notes Payable, net of debt discount at December 26, 2004:

Note Payable - August 18, 2004                                          $249,286
Note payable - November 3, 2004                                          144,384
                                                                        --------
Total Notes Payable                                                     $393,670
                                                                        ========


      The following is a summary of Debt Discount at December 26, 2004; these amounts are netted against the face value of the promissory notes:

Note Payable - August 18, 2004                                            $  714
Note payable - November 3, 2004                                            5,616
                                                                          ------
Total Debt Issue Costs                                                    $6,330
                                                                          ======

      The following is a summary of total Accrued Interest Payable at December 26, 2004:

Note Payable - August 18, 2004                                           $10,849
Note payable - November 3, 2004                                            4,521
Convertible debentures                                                    18,424
                                                                         -------
Total Accrued Interest Payable                                           $33,794
                                                                         =======

      The following is a summary of capitalized Debt Issue Costs at December 26, 2004:

Note Payable - August 18, 2004                                            $1,707
Note payable - November 3, 2004                                            5,903
                                                                          ------
Total Debt Issue Costs                                                    $7,610
                                                                          ======

See Note 12 regarding issuance of new promissory note.

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


NOTE 8 STOCKHOLDERS' DEFICIENCY

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

During the year ended December 26, 2004, the Company drew $749,109 under the Equity Line of Credit. Of the total, $725,000 was used to reduce outstanding principal related to outstanding promissory notes and $24,109 represented the settlement of related accrued interest. In connection with these draw downs, the Company issued an aggregate 13,282,353 shares of common stock.

(B) Common Stock issued for Services

During the year ended December 26, 2004, the Company granted 633,499 common shares for services valued at an aggregate amount of $104,242 based on the quoted trading price on each grant date (see Note 10).

(C) Common Stock Options and Warrants Issued for Services

The following summarizes the Company's employee stock option activity for the year ended December 26, 2004:

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model in accordance with SFAS No. 123. There were no stock option grants during the year ended December 28, 2003. The following represents the weighted-average assumptions used for stock option grants:

On May 28, 2004, the Company granted 500,000 common stock options to two separate employees for services valued at an aggregate amount of $53,840 based on management's estimate pursuant to fair value accounting under SFAS No. 123 and the Black-Scholes Model (see Notes 2(I) and 10).

At December 26, 2004, neither employee was employed by the Company. Pursuant to the terms of each employment agreement, in order to be able to exercise the stock options, the individuals need to be currently employed. As a result, the stock options previously granted are considered to be forfeited. The Company has reflected the effect of the forefeited options by charging additional paid in capital for $53,840 and a corresponding credit to compensation expense.

The following assumptions were used by management to value stock options granted in 2004.

                  Stock price                        $0.15
                  Exercise price                     $0.55
                  Dividend yield                     0%
                  Expected volatility range          137%
                  Risk-free interest rate            2.00%
                  Expected holding periods           2-5 years

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


A summary of the options issued to employees as of December 26, 2004 and December 28, 2003 and changes during the years is presented below:

                                                                    Weighted Average
                                                Number of Options    Exercise Price
                                                -----------------    --------------
Stock Options
Balance at December 29, 2002                          3,699,166        $      0.39
Granted                                                      --        $        --
Exercised                                                    --        $        --
Forfeited                                                    --        $        --
                                                    -----------        -----------
Balance at December 28, 2003                          3,699,166        $      0.39
Granted                                                 500,000        $      0.55
Exercised                                                    --        $        --
Forfeited                                              (500,000)       $      0.55
                                                    -----------        -----------
Balance at December 26, 2004                          3,699,166        $      0.39
                                                    ===========        ===========
Options exercisable at December 26, 2004              3,699,166        $      0.39
                                                    ===========        ===========
Weighted average fair value
  of options granted during 2004                                       $        --
                                                                       ===========


The following table summarizes information about employee stock options and consultant options outstanding at December 26, 2004:


                             Options Outstanding                                           Options Exercisable
------------------------------------------------------------------------------    ---------------------------------------
                                                Weighted
                                                 Average           Weighted                                   Weighted
       Range of             Number              Remaining          Average              Number                Average
       Exercise         Outstanding at         Contractual         Exercise         Exercisable at            Exercise
         Price        December 26, 2004           Life              Price          December 26, 2004           Price
      ------------    -------------------    ----------------    -------------    --------------------      -------------
      $     0.35              3,556,800           4.47 Years     $      0.34               3,556,800        $      0.34
      $     1.31                142,366           2.68 Years            0.05                 142,366               0.05
                      -------------------                        -------------    --------------------      -------------
                              3,699,166                          $      0.39               3,699,166        $      0.39
                      ===================                        =============    ====================      =============


On July 28, 2003, warrants for the purchase of 100,000 shares of common stock were issued to Hawk Associates, Inc., which have an exercise price of $0.55 and a term of 5 years. A charge of $30,696 was recorded to professional fees in the third quarter for the issuance of these warrants. These warrants were immediately exercisable and non-forfeitable upon issuance, and were valued following the applicable provisions of SFAS No. 123.

At December 28, 2003, all of the outstanding options were exercisable. Of the total, 142,366 options were exercisable at $1.31 through August 31, 2007, and the balance at $0.35 through June 14, 2009.

(D) Common Stock issuances - 2003

During the year ended December 28, 2003, the Company sold 142,858 shares of common stock to a director of the Company that resulted in net proceeds to the Company of $50,000.

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


The Company issued 435,319 shares of free trading stock to reduce convertible debentures in the amount of $227,500.

The Company issued 950,878 shares to raise funds under the equity Line of Credit in $425,000. Of this amount, $400,000 was directed to and held by an escrow agent and was used by the escrow agent to repay $400,000 of the promissory notes issued to Cornell. The remaining $25,000 of proceeds was used by the Company for general working capital.

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

(E) Preferred Stock

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

NOTE 9 INCOME TAXES

There was no income tax expense for the years ended December 26, 2004 and December 28, 2003 due to the Company's net losses.

The Company's tax expense differs from the "expected" tax expense for the years ended December 26, 2004 and December 28, 2003, (computed by applying the Federal Corporate tax rate of 34% to loss before taxes and 4% for State Corporate taxes), as follows:

                                                         2004             2003
                                                      ---------        ---------
Computed "expected" tax expense
  (benefit) - Federal - Continuing Operations         $(295,543)       $(487,711)
Computed "expected" tax expense
  (benefit) - Federal - Discontinued Operations        (142,739)        (233,902)
Computed "expected" tax expense
  (benefit) - State - Continuing Operations             (22,948)         (37,791)
Computed "expected" tax expense
  (benefit) - State - Discontinued Operations           (11,083)         (18,196)
Change in valuation allowance                           472,313          777,600
                                                      ---------        ---------
                                                      $      --        $      --
                                                      ---------        ---------

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


The effects of temporary differences that gave rise to significant portions of deferred tax assets at December 26, 2004 are as follows:


       Deferred tax assets:
       Stock option/compensation charges                         1,808,800
       Other deferred tax assets                                   209,300
       Net operating loss carryforward                         $ 2,257,613
                                                               -----------
       Total gross deferred tax assets                           4,275,713
       Less valuation allowance                                 (4,275,713)
                                                               -----------
       Net deferred tax assets                                 $        --
                                                               ===========


The Company has a net operating loss carryforward of approximately $6,161,609 available to offset future taxable income expiring 2024.

The valuation allowance at December 28, 2003 was $3,803,400. The net change in valuation allowance during the year ended December 26, 2004 was an increase of $472,313.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). The Company does not anticipate a change in control.

NOTE 10 RELATED PARTY TRANSACTIONS

During the year ended December 26, 2004, the Company issued 112,000 shares of common stock to employees having a fair value of $23,196 based on the quoted trading price on each grant date (see Note 8(B)).

On May 28, 2004, an aggregate of 500,000 common stock options having a fair value of $53,840 were granted to two separate individuals and are exercisable at $0.55. These options were forfeited as of December 26, 2004 (see Notes 2(I) and 8(C)).

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

The Company received $155,750 in 2003, in financing from three directors of the Company. The notes payable bear interest at 5.5% per annum and were renegotiated in December 2003 to be payable in December 2004. As of December 28, 2003, the Company owed accrued interest to the three directors in the amount of $9,277. For the year, ended December 28, 2003, interest expense on shareholder notes was $13,733.

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

During the year ended December 28, 2003, the Company sold 142,858 shares of common stock to Susan Greenfield, a director of the Company at $0.35 per share. During 2003, the Company sold two franchises to a then director. That director resigned in August 2004.

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


At December 26, 2004, the Company had accrued $179,660 in related party notes payable to three separate individuals. The related accrued interest was $20,925. Each of the notes bears annual interest at 5.5% and are unsecured. These related party notes are all classified as current. Each of these notes is due on December 31, 2004. As of the date of the accompanying report, the notes remained unpaid and are in default. There are no specific default provisions; however, due to the nature of the default, the notes are due on demand. (See Note 12)

At December 26, 2004, the Company owed an aggregate $203,762 in accrued compensation to two of its officers. The compensation earned is pursuant to the terms of an employment agreement. The formalized employment agreements provide for an annual salary of $125,000 per officer. The employment agreements expired in December 2004. Subsequent to the expiration of these employment agreements, the officers continued to act in the same capacity and for the same compensation as if the employment agreements were in effect. There is no scheduled renewal.

NOTE 11 COMMITMENTS AND CONTINGENCIES

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to services provided and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from service providers. Amounts due to vendors and other unrelated third parties have been accrued as of December 26, 2004.

Currently, the Company is involved with litigation relating to the failure of payment of the monthly base rent due on the Boca restaurant lease. The total amount due under the terms of the lease agreement has been accelerated by the landlord for a total of $221,304. The civil action was filed on December 8, 2004. As of the date of the accompanying report there has been no resolution to this matter. (See Note 5)

During 2005, the Company settled matters pertaining to an employee claim. (See
Note 12)

NOTE 12 SUBSEQUENT EVENTS

On December 27, 2004, the Company drew $15,000 under the Equity Line of Credit and issued 1,973,684 shares of common stock. The advances were used to pay down the $250,000 promissory note (see Note 7). The outstanding balance of the promissory note after this payment is $235,000.

On December 28, 2004, two separate officers were repaid an aggregate $8,000 for previously advanced funds. The repayments were for principal only. (See Note 10)

On January 3, 2005, the Company drew $15,000 under the Equity Line of Credit and issued 1,744,186 shares of common stock. The advances were used to pay down the $250,000 promissory note (see Note 7). The outstanding balance of the promissory note after this payment is $220,000. As of this date, the note is in default.

On January 10, 2005, Cornell assigned its interest in debentures that had a current amount due of $75,000, (see note 6), for $50,000. The assignees are unrelated third parties. The liability remains at $75,000, however, the debt holder has changed.

In January and February 2005, the Company received the entire $5,239 previously recorded as other receivable. (See Note 3)

On March 9, 2005, the Company received $30,000 in working capital funds from an unrelated third party. The loan carries an interest rate of 12% per year (computed on the bases of a 365-day year and the actual days elapsed) until paid. The loan was due May 1, 2005. The loan is currently secured by 12,224,446 shares of common stock. These shares are in escrow and are to be paid to Aim American Mortgage in the event of default. This loan is currently in default. The shares are not considered outstanding for purposes of computing loss per share.

                    Health Express USA, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 26, 2004


The following is a summary of stock issuances during 2005. The issuances all related to the conversion of outstanding promissory notes/convertible debentures. All conversions occurred with unrelated parties and there are no gains or losses in connection with these debt conversions.

                                                                            Fair Value of Stock
Draw down on equity line due to conversion        Quantity of Shares       Issued in connection
of outstanding debentures                             Issued                  with conversion
-------------------------------------------------------------------------------------------------
December 27, 2004 (Promissory Note)                   1,973,684                 $    15,000
January 3, 2005 (Promissory Note)                     1,744,186                      15,000
January 10, 2005 (Debenture)                          7,575,758                      89,777
                                                    -----------                 -----------
                                                     11,293,628                 $   119,777
                                                    ===========                 ===========


On April 18, 2005, the Company executed a promissory note with Cornell in the face amount of $175,000. The note had a term of six months and matures on October 18, 2005. The note reflected an interest rate of 12%. In the event of default, default rate of interest is 18%. Upon the issuance of the $175,000 promissory note, $25,000 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability.

On April 18, 2005, the Company settled an employee claim regarding unpaid wages. An amount of $2,856 was paid to the former employee and all matters surrounding this claim have been settled. (See Note 11)