Form 10QSB
period 2005-03-27
HEALTH EXPRESS USA INC
filed 2005-05-31
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 2005

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

                                 Yes |X| No |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

       Class                         Outstanding shares at May 7, 2005
       -----                         ---------------------------------

   Common Stock                                50,000,000

                                     PART I

                              FINANCIAL INFORMATION

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS.

                    Health Express USA, Inc. and Subsidiaries

                        Consolidated Financial Statements
                                 March 27, 2005
                                 --------------
                                   (Unaudited)
                                Table Of Contents

                                                                      Page
                                                                      ----

Consolidated Balance Sheet (Unaudited)                                4

Consolidated Statements of Operations (Unaudited)                     5

Consolidated Statements of Cash Flows (Unaudited)                     6

Notes to Consolidated Financial Statements (Unaudited)                7 - 14

                   Health Express USA, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                 March 27, 2005
                                   (Unaudited)

ASSETS

Current Assets
 Cash                                                            $      4,018
 Prepaids                                                                  36
 Assets of discontinued operations                                        124
                                                                 ------------
Total Current Assets                                                    4,178
                                                                 ------------
Other Assets
 Debt issue costs                                                       2,503
 Deposits                                                               4,433
                                                                 ------------
Total Other Assets                                                      6,936
                                                                 ------------
Property and Equipment, net                                             2,495
                                                                 ------------
Total Assets                                                     $     13,609
                                                                 ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities
 Accounts payable                                                $     29,409
 Accrued liabilities                                                    8,338
 Loan payable                                                          30,000
 Accrued compensation and related taxes - related parties             203,048
 Notes payable, net of debt discount                                  367,619
 Accrued interest payable                                              49,945
 Notes payable - related party                                        171,660
 Accrued interest payable - related party                              23,273
 Convertible debenture                                                 25,000
 Liabilities of discontinued operations                               231,109
                                                                 ------------
Total Current Liabilities                                           1,139,401
                                                                 ------------
Long Term Liabilities
 Convertible debenture                                                 60,000
                                                                 ------------
Total Long Term Liabilities                                            60,000
                                                                 ------------
Total Liabilities                                                   1,199,401
                                                                 ------------
Commitments and Contingencies (Note 9)
Stockholders' Deficiency
 Preferred stock, Series A, $0.01 par value, 10,000,000
       shares authorized, none issued and outstanding                      --
 Common stock, $0.001 par value, 50,000,000 shares authorized
   49,820,187 shares issued and 37,595,741 shares outstanding          37,596
 Additional paid in capital                                        10,076,118
 Accumulated deficit                                              (11,299,506)
                                                                 ------------
Total Stockholders' Deficiency                                     (1,185,792)
                                                                 ------------
Total Liabilities and Stockholders' Deficiency                   $     13,609
                                                                 ============

     See accompanying notes to unaudited consolidated financial statements.

                    Health Express USA, Inc. and Subsidiaries
                      Consolidated Statements of Operations
          For The Three Months Ended March 27, 2005 and March 28, 2004
                                  (Unaudited)

                                              2005             2004
                                          ------------     ------------
Revenue                                   $         --     $         --
                                          ------------     ------------
Operating Expenses
Compensation                                        --          127,735
Debt issue cost expense                          5,107           10,980
Depreciation                                       243              205
General and Administrative                      66,475           65,439
                                          ------------     ------------
Total Operating Expenses                        71,825          204,359
                                          ------------     ------------
Loss from Operations                           (71,825)        (204,359)
                                          ------------     ------------
Other Income (Expense)
Interest income                                      1               12
Other income                                     5,349               --
Interest expense                               (22,447)         (11,912)
                                          ------------     ------------
Total Other Income (Expense), net              (17,097)         (11,900)
                                          ------------     ------------
Net Loss from Continuing Operations       $    (88,922)    $   (216,259)
                                          ============     ============
Discontinued Operations
 Loss from operations of discontinued
 component (including loss on disposal
 of $0)                                           (494)         (26,509)
                                          ------------     ------------
Loss on Discontinued Operations                   (494)         (26,509)
                                          ------------     ------------
Net Loss                                  $    (89,416)    $   (242,768)
                                          ============     ============
Net Loss Per Share - Basic and Diluted
Loss from continuing operations           $      (0.00)    $      (0.02)
Loss from discontinued operations         $      (0.00)    $      (0.00)
                                          ------------     ------------
Net Loss Per Share - Basic and Diluted    $      (0.00)    $      (0.02)
                                          ============     ============
Weighted average number of shares
        outstanding during the period -
        basic and diluted                   36,171,966       12,836,181
                                          ============     ============

      See accompanying notes to unaudited consolidated financial statements

                    Health Express USA, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
           For The Three Years Ended March 27, 2005 and March 28, 2005
                                   (Unaudited)

                                                                             2005           2004
                                                                           ---------     ---------
Cash Flows from Operating Activities:
Net loss                                                                   $ (89,416)    $(242,768)
Adjustments to reconcile net loss to net cash used in
   operating activities:
Amortization of debt issue costs                                               5,107        10,980
Amortization of debt discount costs                                            3,949            --
Depreciation                                                                     243           205
Stock issued for compensation and interest                                        --        10,833
Changes in operating assets and liabilities:
(Increase) decrease in:
 Other receivables                                                             5,239            --
 Prepaids and other assets                                                       352        (4,183)
 Assets of discontinued operations                                             5,311         5,425
Increase (decrease) in:
 Accounts payable                                                             15,382       (15,339)
 Accrued liabilities                                                          16,368            --
 Liabilities of discontinued operations                                       (2,678)           --
                                                                           ---------     ---------
Net Cash Used in Operating Activities                                        (40,143)     (234,847)
                                                                           ---------     ---------
Cash Flows from Investing Activities:
 Purchase of equipment                                                            --        (3,323)
                                                                           ---------     ---------
Net Cash Used in Investing Activities                                             --        (3,323)
                                                                           ---------     ---------
Cash Flows from Financing Activities:
 Proceeds from issuance of notes, net of debt discount                            --       549,255
 Proceeds from loan                                                           30,000            --
 Repayment of notes payable - related parties                                 (8,000)           --
                                                                           ---------     ---------
Net Cash Provided by Financing Activities                                     22,000       549,255
                                                                           ---------     ---------

Net Increase (Decrease) in Cash                                            $ (18,143)    $ 311,085

Cash at Beginning of Year                                                     22,161        59,076
                                                                           ---------     ---------
Cash at End of Year                                                        $   4,018     $ 370,161
                                                                           =========     =========
Supplemental Disclosure of Cash Flow Information
Cash Paid for:
   Interest                                                                $      --     $     306
                                                                           =========     =========
   Taxes                                                                   $      --     $      --
                                                                           =========     =========
Supplemental Disclosure of Non Cash Investing and Financing Activities:
 Stock issued to settle debenture                                          $  50,000     $      --
                                                                           =========     =========
   Stock issued under equity line of credit to pay down promissory
       notes                                                               $  30,000     $ 200,000
                                                                           =========     =========

      See accompanying notes to unaudited consolidated financial statements

                    Health Express USA, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                 March 27, 2005
                                   (Unaudited)

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

For further information, refer to the audited consolidated financial statements and footnotes of the Company for the year ending December 26, 2004 included in the Company's Form 10-KSB.

Note 2   Nature of Operations and Summary of Significant Accounting Policies

(A)  Nature of Operations

Health Express USA, Inc. (the "Company") was incorporated in Florida on July 2, 1998 to develop, construct and operate health and gourmet fast food restaurants. In June 2004, the Company committed to selling its Boca restaurant operation due to lack of profitability (see Notes 3 and 4). There is no guarantee that the Company will be able to sell the restaurant at an acceptable price. The restaurant was closed in December 2004.

(B)  Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

During the three months ended March 27, 2005, the Company did not recognize any revenues. During the three months ended March 28, 2004, revenues earned by the Company were reflected as a component of discontinued operations. (See Note 4)

(C) Principles of Consolidation

The consolidated financial statements include the accounts of Health Express USA, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(D)  Net Loss Per Share

SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income

                    Health Express USA, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                 March 27, 2005
                                   (Unaudited)

statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive. Common stock equivalents, if converted, would have increased common shares outstanding at March 27, 2005 and March 28, 2004 by approximately 7,213,139 and 7,358,637, respectively.

On March 9, 2005, the Company issued 12,224,446 shares as collateral for loan proceeds of $30,000. These shares are in escrow and are not considered outstanding for purposes of computing net loss per share (See Note 6(B))

(E) Stock Based Compensation

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

See Note 7(B).

(F) Reclassifications

Certain amounts in the year 2004 unaudited consolidated financial statements have been reclassified to conform to the year 2005 unaudited consolidated presentation.

(G) Quarterly Period-End

The Company's quarterly period ends on the last Sunday of March.

Note 3  Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $89,416 and net cash used in operations of $40,143 for the three months ended March 27, 2005, and an accumulated deficit of $11,299,506, a working capital deficiency of $1,135,223 and a stockholders' deficiency of $1,185,792 at March 27, 2005.

                    Health Express USA, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                 March 27, 2005
                                   (Unaudited)

The Company has incurred cumulative losses since inception, has funded operations primarily through related-party loans and investor capital, has yet to generate sufficient revenues from its operating activities to cover its expenses and has taken formal action to discontinue its restaurant operations (See Note 4). The Company is in default on its obligation to repay a $250,000 note payable (See Note 6(A)).

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of its equity securities. The Company is currently seeking an acquisition target. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements would be materially affected. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4  Discontinued Operations

In June 2004, the Company committed to selling its Boca Raton restaurant operations. The Company has determined that the decision to sell this component is due to lack of profitability. There is no guarantee that the Company will be able to locate a buyer willing to pay an acceptable price for the restaurant operations. The restaurant was closed in December 2004. Pursuant to the provisions of SFAS No. 144, the long-lived assets relating to the Company's restaurant operations classified as held for sale and will be reported as discontinued operations.

All assets and liabilities identified as part of the disposal group have been classified as current since the related benefits and obligations for these items are expected to be realized and settled within one year. The disposal group includes components from both the Boca Raton store and the Ft. Lauderdale store.

The following is a summary of the assets and liabilities of the disposal group at March 27, 2005:

                     Assets to be disposed of:
         -------------------------------------------------
         Cash - Boca store                                     $    124
                                                               --------
         Total Assets to be disposed of                        $    124
                                                               ========

                   Liabilities to be disposed of:
         -------------------------------------------------
         Accounts Payable - Boca store                         $  6,392
         Accrued Liabilities - Ft. Lauderdale store               3,413
         Accrued Liabilities - Boca store                       221,304
                                                               --------
         Total Liabilities to be disposed of                   $231,109
                                                               ========

                    Health Express USA, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                 March 27, 2005
                                   (Unaudited)

         Included as a component of the above accrued liabilities, there exists current litigation relating to the failure of payment of the monthly base rent due on the Boca Raton restaurant lease. The total amount due under the terms of the lease agreement has been accelerated by the landlord for a total of $221,304. The civil action was filed on December 8, 2004. At March 27, 2005, there has been no resolution to this matter. (See Note 9)

         The following represents a condensed unaudited statement of operations for the disposal group:

                                                    For the Three Months          For the Three Months
                                                    Ended March 27, 2005          Ended March 28, 2004
                                                  --------------------------     ------------------------
         Revenues                                        $      --                      $ 181,690

         Cost of Sales and Controllable Expenses         $      --                      $ 192,862
                                                         ---------                      ---------
         Gross Profit (Loss)                             $      --                      $ (11,172)

         Operating Expenses                              $     494                      $  15,481

         Other income                                    $      --                      $     144
                                                         ---------                      ---------
         Loss on Discontinued Operations                 $    (494)                     $ (26,509)

         In 2002, the Company had discontinued its operations relating to its Ft. Lauderdale restaurant. As a result, liabilities related to these discontinued operations totaled $1,597 and are included in the total liabilities of discontinued operations balance of $231,109 at March 27, 2005.

Note 5 Convertible Debenture

On January 17, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners, L.P. ("Cornell"). These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date on January 17, 2006. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. Since the sale of this debenture, $190,000 of principal has been repaid through the issuance of shares under the terms of the equity line. (See Note 7(A))

On January 10, 2005, Cornell assigned its interest in a separate debenture that had a current amount due of $75,000. The assignees are unrelated third parties and paid the lender $50,000 to acquire $50,000 of the $75,000 face value of convertible debentures. The $50,000 of principal was converted to 7,575,758 shares. No gain or loss was recognized on this transaction. At March 27, 2005, the Company reflects a

                    Health Express USA, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                 March 27, 2005
                                   (Unaudited)

short-term liability of $25,000 for convertible debentures plus related accrued interest of $19,185. (See Note 7(A))

At March 27, 2005, the Company reflects a long term liability for convertible debentures of $60,000.

Note 6 Notes Payable and Loans Payable

     (A)      Notes Payable

     On August 18, 2004, the Company executed a promissory note with Cornell in the face amount of $250,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $29,875, which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which has a 140-day term. At March 27, 2005, the remaining portion of the capitalized debt issue cost asset was $0. Debt issue cost expense for the three months ended March 27, 2005 and March 28, 2004 were $640 and $0, respectively. The outstanding related accrued interest at March 27, 2005 was $18,476. (See summary below).

     Upon the issuance of the $250,000 promissory note, $12,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. At March 27, 2005, the outstanding balance net of a debt discount totaling $0 was $250,000. The Company is in default on its obligation to repay this $250,000 note payable. As of January 3, 2005, the default rate of interest is 14%. (See Note 3)

     On December 27, 2004, the Company drew $15,000 under the Equity Line of Credit and issued 1,973,684 shares of common stock. The advances were used to pay down the $250,000 promissory note. The outstanding balance of the promissory note after this payment is $235,000. (See Note 7(A))

     On January 3, 2005, the Company drew $15,000 under the Equity Line of Credit and issued 1,744,186 shares of common stock. The advances were used to pay down the $250,000 promissory note. The outstanding balance of the promissory note after this payment is $220,000. (See Note 7(A))

     On November 3, 2004, the Company executed a promissory note with Cornell in the face amount of $150,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $7,883. which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which has a 211-day term. At March 27, 2005, the remaining portion of the capitalized debt issue cost asset was $2,503. Debt issue cost expense for the three months ended March 27, 2005 and March 28, 2004 were $3,400 and $0, respectively. The outstanding related accrued interest at March 27, 2005 was $12,284. (See summary below)

     Upon the issuance of the $150,000 promissory note, $7,500 was recorded as a debt discount contra

                    Health Express USA, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                 March 27, 2005
                                   (Unaudited)

     liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. As of March 27, 2005, the outstanding balance net of a debt discount totaling $2,381 was $147,619.

     The following is a summary of outstanding Notes Payable, net of debt discount at March 27, 2005:

         Note Payable - August 18, 2004                              $220,000
         Note payable - November 3, 2004                              147,619
                                                                     --------
         Total Notes Payable                                         $367,619
                                                                     ========

         The following is a summary of Debt Discount at March 27, 2005; these amounts are netted against the face value of the promissory notes:

         Note Payable - August 18, 2004                              $     --
         Note payable - November 3, 2004                                2,381
                                                                     --------
         Total Debt Issue Costs                                      $  2,381
                                                                     ========

         The following is a summary of total Accrued Interest Payable at March 27, 2005:

         Note Payable - August 18, 2004                              $ 18,476
         Note payable - November 3, 2004                               12,284
         Convertible debentures                                         4,408
                                                                     --------
         Total Accrued Interest Payable                              $ 35,168
                                                                     ========

         The following is a summary of capitalized Debt Issue Costs at March 27, 2005:

         Note Payable - August 18, 2004                              $     --
         Note payable - November 3, 2004                                2,503
                                                                     --------
         Total Debt Issue Costs                                      $  2,503
                                                                     ========

     (B)      Loan Payable

     On March 9, 2005, the Company received $30,000 in working capital funds from an unrelated third party. The loan was non-interest bearing and due on demand. The loan is currently secured by 12,224,446 shares of common stock. These shares are in escrow. The shares are not considered outstanding for purposes of computing earnings per share.

                    Health Express USA, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                 March 27, 2005
                                   (Unaudited)
Note 7 Stockholders' Deficiency

     (A)  Equity Line Of Credit

     On March 13, 2003, the Company entered into an Equity Line of Credit Agreement ("Agreement") with Cornell. Under this agreement, the Company may issue and sell to Cornell common stock for a total purchase price of up to $5,000,000. Subject to certain conditions, the Company is entitled to draw down on the Equity Line of Credit now that the common stock to be issued under the Equity Line of Credit is registered with the Securities and Exchange Commission and the registration statement was declared effective on July 24, 2003 and for two years thereafter. The purchase price for the shares is equal to 95% of the market price, which is defined as the lowest closing bid price of the common stock during the five trading days following the notice date. The amount of each advance is subject to an aggregate maximum advance amount of $100,000, with no advance occurring within seven trading days of a prior advance. In addition, in each advance notice the Company shall establish a minimum acceptable price, whereby the amount requested in the advance notice shall automatically decrease by 20% for each day of the five succeeding trading days that the closing bid price is below the minimum acceptable price. Cornell is entitled to retain a fee of 5% of each advance. The 5% fee is repaid over successive draws as it is deducted from the gross distribution.

     The following is a summary of stock issuances during the three months ended March 27, 2005:

         Draw down on equity line and conversion of
         outstanding debentures                                                                  Fair Value of Stock Issued in
                                                              Quantity of Shares Issued           connection with conversion
         ------------------------------------------------- --------------------------------- --------------------------------------
         December 27, 2004 (See Note 6(A))                             1,973,684                            $15,000
         January 3, 2005 (See Note 6(A))                               1,744,186                             15,000
         January 10, 2005 (See Note 5)                                 7,575,758                                 --
                                                                      ----------                            -------
                                                                      11,293,628                            $30,000
                                                                      ==========                            =======

     (B)  Common Stock Options and Warrants

     There were no options or warrants granted during the three months ended March 27, 2005 and March 28, 2004, respectively.

Note 8 Related Party Transactions

On December 28, 2004, two separate officers were repaid an aggregate $8,000 for previously advanced funds. The repayments were for principal only. At March 27, 2005, the balance due was $171,660. Related accrued interest to all related parties totaled $23,273.

Note 9 Commitments and Contingencies

From time to time we may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to services provided and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

                    Health Express USA, Inc. and Subsidiaries
                   Notes To Consolidated Financial Statements
                                 March 27, 2005
                                   (Unaudited)

The Company is subject to various lawsuits and unasserted claims from service providers. Amounts due to vendors and other unrelated third parties have been accrued as of March 27, 2005.

Currently, the Company is involved with litigation relating to the failure of payment of the monthly base rent due on the Boca restaurant lease. The total amount due under the terms of the lease agreement has been accelerated by the landlord for a total of $221,304. The civil action was filed on December 8, 2004. At March 27, 2005, there has been no resolution to this matter.

During April 2005, the Company settled matters pertaining to an employee claim. (See Note 10)

Note 10 Subsequent Events

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

On April 18, 2005, the Company settled an employee claim regarding unpaid wages. An amount of $2,856 was paid to the former employee and all matters surrounding this claim have been settled. (See Note 9)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Closing Of Our Operations

During the three months ended March 27, 2005, the Company did not recognize any revenues. During the three months ended March 28, 2004, revenues earned by the Company were reflected as a component of discontinued operations. The Company's only existing restaurant, Healthy Bites Grill was closed November 2004. Upon closing Healthy Bites Grill restaurant, the Company's only operations were related to its franchise business. Since November 30, 2004 Health Express has had limited operations and plans to sell its operating entity which will conclude its operations in the restaurant business.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $89,416 and net cash used in operations of $40,143 for the three months ended March 27, 2005, and an accumulated deficit of $11,299,506 a working capital deficiency of $1,135,223 and a stockholders' deficiency of $1,185,792 at March 27, 2005.

The Company has incurred cumulative losses since inception, has funded operations primarily through related-party loans and investor capital, has yet to generate sufficient revenues from its operating activities to cover its expenses and has taken formal action to discontinue its restaurant operations. The Company is in default on its obligation to repay $280,000 in promissory notes. Of the total, $250,000 represents a promissory note and $30,000 is a loan.

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of its equity securities. The Company is currently seeking an acquisition target. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements would be materially affected. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Default On Obligations

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

Critical Accounting Policies And Estimates

         Management's discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, valuation of stock based compensation, and the valuation allowance offsetting deferred income taxes. The Company also reviews its property for possible impairment whenever events indicate that its carrying value may not be recoverable; such an impairment was determined to exist in December 2003, and certain fixed assets were written down to their estimated fair value. There was also an impairment in 2004, and like 2003, these impairments are included as a component of discontinued operations. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed above, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for restaurant operations and franchising.

Revenue Recognition

         The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. During the three months ended March 27, 2005, the Company did not recognize any revenues. During the three months ended March 28, 2004, revenues earned by the Company were reflected as a component of discontinued operations.

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

For The Three Months Ended March 27, 2005, Compared To The Three Months Ended March 28, 2004

         Revenues And Cost Of Company Restaurant Sales

         As a result of classifying the restaurant operations as a component of discontinued operations, the Company reported no restaurant revenue or restaurant cost of sales for the three months ended March 27, 2005 and March 28, 2004. There was no revenue recognized during these three month periods due to the closing of the Company's restaurant and franchise operations.

         Operating Expenses

         Health Express had operating expenses, which included depreciation, amortization of debt issue costs and general and administrative expenses, totaling $71,825 for three months ended March 27, 2005. These expenses consisted mainly of $66,475 in general and administrative expenses, and $5,107 of debt issue costs. The operating expenses for the three month period ended March 27, 2005 decreased by $132,534 compared to $204,359 for the three months ended March 28, 2004. The decrease in 2005 was due to a decrease in compensation as a result of closing our operations.

         Net Loss

         Health Express had a consolidated net loss for the three months ended March 27, 2005 of $89,416. In the same period for 2004, Health Express had a consolidated net loss of $242,768. The decrease in net loss of $153,352 for the three month comparable periods was attributable mainly to decreases in compensation and loss from discontinued operations.

                                                                            Three Months Ended
                                                                      -----------------------------
                                                                       March 27,          March 28,
                                                                        2005                2004
                                                                      -----------       -----------
                                                                      (Unaudited)       (Unaudited)

         Income (loss) from Restaurant Operations, Healthy Bites
           Grill of Boca, Inc. (component of discontinued
           operations)                                                $      (493)      ($   26,509)
         Income (loss) from Restaurant Operations, Healthy Bites
           Grill (component of discontinued operations)                        --                --
         Income (loss) from Health Express Franchise Company                  (21)              (12)
         Income (loss) attributed to Health Express USA, Inc.             (88,902)         (216,244)
                                                                      -----------       -----------

         Consolidated net loss                                        $   (89,416)      $   242,768
                                                                      ===========       ===========

Liquidity And Capital Resources

         As of March 27, 2005 the Company has approximately $4,018 in cash and cash equivalents. This amount of available cash is not sufficient to satisfy the Company's need for working capital for the short term.

         Cash used in operating activities during the three months ended March 27, 2005 was $40,143, compared to $234,847 for the same period a year earlier. The cash used in operating activities was mainly a result of the Company's net loss.

         Cash used in investing activities was $0 for the three months ended March 27, 2005, compared to $3,323 in for the same period in 2004. The decrease in cash used in investing activities was attributable to the fact that the Company had discontinued its operations.

         Cash provided by financing activities was $22,000 for the three months ended March 27, 2005, compared to $549,255 in the same period for 2004. The cash provided in the 2005 and 2004 periods primarily were from the proceeds from loans and from notes, respectively.

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

         On August 18, 2004, the Company executed a promissory note with Cornell Capital Partners in the face amount of $250,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $29,875, which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt which has a 140 day term. At December 26, 2004, the remaining portion of the capitalized debt issue cost asset was $1,707. Debt issue cost expense for the year ended December 26, 2004 and December 28, 2003 were $28,169 and $0 respectively. The outstanding related accrued interest at December 26, 2004 was $10,849. Upon the issuance of this $250,000 promissory note, $12,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. As of December 26, 2004, the outstanding balance net of a debt discount totaling $714 was $249,286. At March 27, 2005 the Company is in default on its obligation to repay this $250,000 note payable.

         On November 3, 2004, the Company executed a promissory note with Cornell Capital Partners in the face amount of $150,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $7,883 which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which has a 211-day term. At December 26, 2004, the remaining portion of the capitalized debt issue cost asset was $5,903. Debt issue cost expense for the year ended December 26, 2004 and December 28, 2003 were $1,980 and $0, respectively. The outstanding related accrued interest at December 26, 2004 was $4,521. Upon the issuance of this $150,000 promissory note, $7,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. As of December 26, 2004, the outstanding balance net of a debt discount totaling $5,616 was $144,384. As of March 27, 2005, the outstanding balance net of debt discount totalling $2,381 was $147,619.

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

         On January 10, 2005, Cornell assigned its interest in a separate debenture that had a current amount due of $75,000. The assignees are unrelated third parties and paid the lender $50,000 to acquire $50,000 of the $75,000 face value of convertible debentures. The $50,000 of principal was converted to 7,575,758 shares. No gain or loss was recognized on this transaction. At March 27, 2005, the Company reflects a short-term liability of $25,000 for convertible debentures plus related accrued interest of $19,185.

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

(B)      Changes In Internal Controls Over Financial Reporting

         In connection with the evaluation of the Company's internal controls during the Company's three months ended March 27, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 8, 2004 a lawsuit was filed against the Company in the Circuit Court of the 15th Judicial Court of Palm Beach County. The Plaintiff, Lester M. Entin Associates, is the landlord of the property in which the Company's Boca Raton restaurant was located. The Plaintiff claims that the Company has defaulted on its lease with the Plaintiff. The Plaintiff is seeking $221,304 in damages. The litigation is on going.

ITEM 2.  CHANGES IN SECURITIES

ITEM 3. DEFAULT UPON SENIOR SECURITIES

On August 18, 2004, the Company executed a promissory note with Cornell Capital Partners in the face amount of $250,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $29,875, which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt which has a 140 day term. At December 26, 2004, the remaining portion of the capitalized debt issue cost asset was $1,707. Debt issue cost expense for the year ended December 26, 2004 and December 28, 2003 were $28,169 and $0 respectively. The outstanding related accrued interest at December 26, 2004 was $10,849. Upon the issuance of this $250,000 promissory note, $12,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. As of March 27, 2005, the outstanding balance net of a debt discount totaling $2,381 was $147,619.

         On March 9, 2005, the Company received $30,000 in working capital funds from an unrelated third party. The loan carries an interest rate of 12% per year (computed on the bases of a 365-day year and the actual days elapsed) until paid. The loan was due May 1, 2005. The loan is currently secured by 12,224,446 shares of common stock. These shares are in escrow and are to be paid to Aim American Mortgage in the event of default. This loan is currently in default. The shares are not considered outstanding for purposes of computing net loss per share.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

EXHIBIT NO.       DESCRIPTION                                        LOCATION
-----------       -----------                                        --------
2.1               Articles of Incorporation, as amended              Incorporated by reference to Exhibit 2 to Form
                                                                     10-SB filed on October 6, 1999

3.1               By-laws                                            Incorporated by reference to Exhibit 3(a) to Form
                                                                     10-SB filed on October 6, 1999

3.2               Articles of Incorporation of Healthy Bites Grill   Incorporated by reference to Exhibit 3(b) to Form
                  of Boca, Inc.                                      10-QSB filed on August 13,2001

EXHIBIT NO.       DESCRIPTION                                        LOCATION
-----------       -----------                                        --------
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

10.11             Standard Asset Purchase Contract and Receipt       Incorporated by reference to Exhibit 99.2 to Form 8-K
                                                                     filed on October 9, 2002

10.12             Fourth Addendum to Standard Asset Purchase         Incorporated by reference to Exhibit 99.3 to Form 8-K
                                                                     filed on October 9, 2002

10.13             Addendum to Fourth Addendum to Standard Asset      Incorporated by reference to Exhibit 99.4 to Form 8-K
                  Purchase Contract and Receipt dated                filed on October 9, 2002
                  September 23, 2002

EXHIBIT NO.       DESCRIPTION                                        LOCATION
-----------       -----------                                        --------
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

10.27             Lease Modification - Health Bites Grill of Boca,   Incorporated by reference to Exhibit 10.27 to Form
                  Inc.                                               10-KSB filed on March 29, 2004

EXHIBIT NO.       DESCRIPTION                                        LOCATION
-----------       -----------                                        --------
10.28             Franchise Agreement between Health Express and     Incorporated by reference to Exhibit 10.28 to Form
                  Myrick Corporation                                 10-KSB filed on March 29, 2004

10.29             Promissory Note to Cornell Capital Partners for    Incorporated by reference to Exhibit 10.29 to Form
                  $175,000                                           10-KSB filed on March 20, 2005

10.30             Secured Promissory Note to AIM American            Incorporated by reference to Exhibit 99.1 to Form 8-K
                  Mortgage, Inc. dated March 9, 2005                 filed on March 11, 2005

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

Date:  May 27, 2005                       HEALTH EXPRESS USA, INC.

                                          By:      /s/ Douglas Baker
                                                   -----------------------------
                                                   Douglas Baker,
                                                   Chief Executive Officer and
                                                   Principal Accounting Officer