Form 10QSB
period 2005-06-26
HEALTH EXPRESS USA INC
filed 2005-08-17
CIK 1070050

FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED:

                  For the Quarterly Period Ended June 26, 2005

                         ------------------------------

                          Commission File No. 02-27569

                         ------------------------------

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

                                 Yes |X|      No  |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as to the latest practicable date:

           Class                          Outstanding shares at August 7, 2005
           -----                          ------------------------------------

        Common Stock                                 49,019,983
        ------------                                 ----------

                                     PART I

                              FINANCIAL INFORMATION

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES

ITEM 1.  FINANCIAL STATEMENTS.

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIALS STATEMENTS
                         ------------------------------

                                    Contents
                                    --------

                                                                         Page(s)
                                                                         -------

Consolidated Balance Sheet as of June 26, 2005 (Unaudited)                    3

Consolidated Statements of Operations as of June 26, 2005 (Unaudited)         4

Consolidated Statements of Cash Flows as of June 26, 2005 (Unaudited)         5

Notes to Consolidated Financial Statements as of June 26, 2005 (Unaudited) 6-12

                    Health Express USA, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 26, 2005
                                  -------------
                                   (Unaudited)

                                     ASSETS
                                     ------

      Current Assets
  Cash                                                                     $     22,351
  Prepaids                                                                        4,992
  Assets of discontinued operations                                                 126
                                                                           ------------
Total Current Assets                                                             27,469
                                                                           ------------

Other Assets
  Debt issue costs                                                                5,000
  Deposits                                                                        4,433
                                                                           ------------
Total Other Assets                                                                9,433
                                                                           ------------

Property and Equipment, net                                                $      2,251
                                                                           ------------

Total Assets                                                               $     39,153
                                                                           ------------

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

Current Liabilities
  Accounts payable                                                         $     26,211
  Accrued interest payable                                                       73,244
  Accrued interest payable - related party                                       25,627
  Accrued compensation and related taxes - related parties                      199,978
  Notes payable - related party                                                 171,660
  Notes payable, net of debt discount                                           533,333
  Convertible debenture                                                          14,200
  Liabilities of discontinued operations                                        223,906
                                                                           ------------
Total Current Liabilities                                                     1,268,159
                                                                           ------------

Long Term Liabilities
  Convertible debenture                                                          60,000
Total Long Term Liabilities                                                      60,000
                                                                           ------------

Total Liabilities                                                             1,328,159
                                                                           ------------

Commitments and Contingencies (Note 9)

Stockholders' Deficiency
  Preferred stock, $0.01 par value, 10,000,000
             Shares authorized, none issued and outstanding
  Convertible Preferred stock, Series A, $0.01 par value, 100,000 Shares authorized, none issued and outstanding
  Common stock, $0.001 par value, 50,000,000 shares authorized
             30,019,983 shares issued and 30,019,983 shares outstanding          30,020
  Common stock issuable (19,000,000 shares)                                      19,000
  Additional paid in capital                                                 10,075,493
  Accumulated deficit                                                       (11,413,519)
                                                                           ------------
Total Stockholders' Deficiency                                               (1,289,006)
                                                                           ------------

Total Liabilities and Stockholders' Deficiency                             $     39,153
                                                                           ============

      See accompanying notes to unaudited consolidated financial statements

                    Health Express USA, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                   Three months    Three months     Six months      Six months
                                                  ended June 26,   ended June 27,  ended June 26,  ended June 27,
                                                       2005             2004          2005             2004
Revenue                                            $         --    $         --    $         --    $         --
                                                   ------------    ------------    ------------    ------------
Operating Expenses
Compensation                                                 --         193,663              --         321,398
Debt issue cost expense                                   5,004          27,005          10,111          37,985
Depreciation                                                244             254             487             459
General and Administrative                               75,389          73,158         141,864         127,797
Total Operating Expenses                                 80,637         294,080         152,462         487,639
                                                   ------------    ------------    ------------    ------------
Loss from Operations                                    (80,637)       (294,080)       (152,462)       (487,639)
                                                   ------------    ------------    ------------    ------------
Other Income (Expense)
Interest income                                              --              18               1              29
Other income                                                 --              --           5,349              --
Interest expense                                        (33,250)        (15,754)        (55,697)        (27,666)
                                                   ------------    ------------    ------------    ------------
Total Other Expense, net                                (33,250)        (15,736)        (50,347)        (27,637)
                                                   ------------    ------------    ------------    ------------

Net Loss from Continuing Operations                $   (113,887)   $   (309,816)   $   (202,809)   $   (515,276)
                                                   ============    ============    ============    ============

Discontinued Operations
  Loss from operations of discontinued component
  (including loss on disposal of $0)                       (127)           (668)           (621)         37,975)
                                                   ------------    ------------    ------------    ------------
Loss on Discontinued Operations                            (127)           (668)           (621)        (37,975)
                                                   ------------    ------------    ------------    ------------

Net Loss                                           $   (114,014)   $   (310,484)   $   (203,430)   $   (553,251)
                                                   ============    ============    ============    ============

Net Loss Per Share - Basic and Diluted

Loss from continuing operations                    $      (0.00)   $      (0.02)   $      (0.01)   $      (0.04)
                                                   ------------    ------------    ------------    ------------
Loss from discontinued operations                                  $      (0.00)                   $      (0.00)

Net Loss Per Share - Basic and Diluted             $      (0.00)   $      (0.02)   $      (0.01)   $      (0.04)
                                                   ============    ============    ============    ============
Weighted average number of shares outstanding
during the period - basic and diluted                36,701,302      14,800,151      33,273,130      13,812,667
                                                   ============    ============    ============    ============

      See accompanying notes to unaudited consolidated financial statements

                    Health Express USA, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                                  June 26, 2005
                                   (Unaudited)

                                                                            2005          2004
                                                                          ---------    ---------
Cash Flows from Operating Activities:
Net loss                                                                  $(203,430)   $(553,251)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt issue costs                                             10,111       37,985
Amortization of debt discount costs                                          12,163           --
Depreciation                                                                    487          459
Stock issued for services                                                        --       29,244
Issuance of stock options for services                                           --       53,840

Changes in operating assets and liabilities:
(Increase) decrease in:
  Other receivables                                                           5,239       (1,851)
  Prepaids and other assets                                                  (4,604)       4,184
  Assets of discontinued operations                                           5,309       (7,501)

Increase (decrease) in:
  Accounts payable                                                           12,183      (44,630)
  Accrued liabilities                                                        30,613       41,887
  Liabilities of discontinued operations                                     (9,881)     (32,160)
                                                                          ---------    ---------
Net Cash Used in Operating Activities                                      (141,810)    (471,794)
                                                                          ---------    ---------

Cash Flows from Investing Activities:
  Purchase of equipment                                                          --       (1,439)
                                                                          ---------    ---------
Net Cash Used in Investing Activities                                            --       (1,439)
                                                                          ---------    ---------

Cash Flows from Financing Activities:
  Proceeds from issuance of notes, net of debt discount                     175,000      549,255
  Disbursement for debt issue costs                                          (7,500)          --
  Disbursement to lender for debt discount                                  (17,500)          --
  Repayment of notes payable - related parties                               (8,000)          --
                                                                          ---------    ---------
Net Cash Provided by Financing Activities                                   142,000      549,255
                                                                          ---------    ---------

Net Increase in Cash                                                      $     190    $  76,021
                                                                          ---------    ---------
Cash at Beginning of Period                                                  22,161       52,861
                                                                          ---------    ---------
Cash at End of Period                                                     $  22,351    $ 128,882
                                                                          =========    =========

Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
  Interest                                                                $  11,546    $     306
                                                                          =========    =========
  Taxes                                                                   $      --    $      --

Supplemental Disclosure of Non Cash Investing and Financing Activities:
  Stock issued to settle debenture                                        $  60,800    $
                                                                          =========    =========
  Stock issued under equity line of credit to pay down promissory notes   $  30,000    $      --
                                                                          =========    =========
Debt issue costs from issuance of convertible debenture                   $      --    $  50,746
                                                                          =========    =========
  Stock issued under equity line of credit to pay down convertible
    debenture                                                             $      --    $ 450,000
                                                                          =========    =========
  Stock issued for deferred consulting services                           $      --    $  55,000
                                                                          =========    =========
Issuance of stock options for services                                    $      --    $  53,840
                                                                          =========    =========

      See accompanying notes to unaudited consolidated financial statements

                    HEALTH EXPRESS USA, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


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

Note 2 Nature of Operations and Summary of Significant Accounting Policies

(A)  Nature of Operations

Health Express USA, Inc. (the "Company") was incorporated in Florida on July 2, 1998 to develop, construct and operate health and gourmet fast food restaurants. In June 2004, the Company decided to sell its Boca restaurant operation due to lack of profitability (see Notes 3 and 4). There is no guarantee that the Company will be able to sell the restaurant at an acceptable price. The restaurant was closed in December 2004.

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

During the three and six months ended June 26, 2005, the Company did not recognize any revenues. During the three and six months ended June 27, 2004, revenues earned by the Company were reflected as a component of discontinued operations. (See Note 4)

(C) Principles of Consolidation

The consolidated financial statements include the accounts of Health Express USA, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

(D)  Net Loss Per Share

SFAS No. 128, "Earnings Per Share," requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is calculated as the income or loss available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated using the "if converted" method for common share equivalents such as convertible securities and options and warrants. The accompanying basic and diluted EPS computations are the same as the inclusion of common stock equivalents in the diluted computation would be anti-dilutive. Common stock equivalents, if converted, would have increased common shares outstanding at June 26, 2005 and June 27, 2004 by approximately 5,556,800 and 7,994,666, respectively.

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

(G) Quarterly Period-End

The Company's quarterly period ended on the last Sunday of June.

Note 3 Going Concern

As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $203,430 and net cash used in operations of $141,810 for the six months ended June 26, 2005, and an accumulated deficit of $11,413,519 a working capital deficiency of $1,240,690 and a stockholders' deficiency of $1,289,006 at June 26, 2005.

The Company has incurred cumulative losses since inception, has funded operations primarily through related-party loans and investor capital, has not generated sufficient revenues from its operating activities to cover its expenses and has taken formal action to discontinue its restaurant operations (See Note 4). The Company is in default on its obligation to repay a $250,000 note payable and a $150,000 note payable (See Note 6(A)).

Management recognizes that the Company must generate additional resources to enable it to continue operations. Management is planning to obtain additional capital principally through the sale of its equity securities. The Company has entered into a share exchange agreement with CSI Business Finance, Inc. ("CSI") whereby CSI shall become a wholly-owned subsidiary, as more fully described in
Note 10. The realization of assets and satisfaction of liabilities in the normal course of business is dependent upon the Company obtaining additional equity capital and ultimately obtaining profitable operations. However, no assurances can be given that the Company will be successful in these activities. Should any of these events not occur, the accompanying consolidated financial statements would be materially affected. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 Discontinued Operations

In June 2004, the Company decided to sell its Boca Raton restaurant operations. The Company has determined that the decision to sell this component is due to lack of profitability. There is no guarantee that the Company will be able to locate a buyer willing to pay an acceptable price for the restaurant operations. The restaurant was closed in December 2004. Pursuant to the provisions of SFAS No. 144, the long-lived assets relating to the Company's restaurant operations classified as held for sale and will be reported as discontinued operations.

All assets and liabilities identified as part of the disposal group have been classified as current since the related benefits and obligations for these items are expected to be realized and settled within one year. The disposal group includes components from both the Boca Raton store and the Ft. Lauderdale store.

The following is a summary of the assets and liabilities of the disposal group at June 26, 2005:

                    Assets to be disposed of:
           --------------------------------------------
           Cash - Boca store                                       $    126
                                                                   --------
           Total Assets to be disposed of                          $    126
                                                                   ========

                    Liabilities to be disposed of:
           --------------------------------------------
           Accounts Payable - Boca store                           $      0
           Accrued Liabilities - Ft. Lauderdale store                 3,413
           Accrued Liabilities - Boca store                         220,493
                                                                   --------
           Total Liabilities to be disposed of                     $223,906
                                                                   ========

            Included as a component of the above accrued liabilities, there exists current litigation relating to the failure of payment of the monthly base rent due on the Boca Raton restaurant lease. The total amount due under the terms of the lease agreement has been accelerated by the landlord for a total of $220,493. The civil action was filed on December 8, 2004. At June 26, 2005, there has been no resolution to this matter. (See Note 9)

            The following represents a condensed unaudited statement of operations for the disposal group:

                                             For the Six Months   For the Six Months
                                             Ended June 26, 2005  Ended June 27, 2004
                                                   ------------    ----------
      Revenues                                     $      --       $ 359,314
      Cost of Sales and Controllable Expenses      $      --       $ 247,659
                                                   ---------       ---------
      Gross Profit (Loss)                          $      --       $ 111,655
      Operating Expenses                           $    (621)      $ 149,490
      Other expense, net                           $      --       $    (140)
                                                   ---------       ---------
      Loss on Discontinued Operations              $    (621)      $ (37,975)

            In 2002, the Company had discontinued its operations relating to its Ft. Lauderdale restaurant. As a result, liabilities related to these discontinued operations totaled $3,413 and are included in the total liabilities of discontinued operations balance of $223,906 at June 26, 2005.

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

Since the issuance of the debenture in 2003, Cornell had converted $175,000. At December 26, 2004, $75,000 remained on this convertible debenture.

On May 25, 2005, Cornell converted $60,800 of principal pursuant to the debenture. Pursuant to the terms of conversion, Cornell was entitled to receive 19,000,000 shares of the Company's common stock. As a result of the share issuance occurring on July 18, 2005, the Company recorded common stock issuable for the 19,000,000 shares at $19,000 and additional paid in capital of $41,800. No gain or loss was recognized on this transaction. At June 26, 2005, the Company reflects a short-term liability of $14,200 for the remaining portion of the unconverted principal. Related accrued interest was of $21,524. (See Notes 6(A) and 7(A))

At June 26, 2005, the Company reflects a long-term liability for a separate convertible debenture of $60,000.

Note 6 Notes Payable and Loans Payable

(A)   Notes Payable

On August 18, 2004, the Company executed a promissory note with Cornell in the face amount of $250,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $29,875, which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which has a 140-day term. At June 26, 2005, the remaining portion of the capitalized debt issue cost asset was $0. The outstanding related accrued interest at June 26, 2005 on this note was $26,116. (See summary below).

Upon the issuance of the $250,000 promissory note, $12,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. At June 26, 2005, the outstanding balance net of a debt discount totaling $0 was $220,000. The Company is in default on its obligation to repay this $250,000 note payable. As of January 3, 2005, the default rate of interest is 14%. (See Note 3)

On December 27, 2004, the Company drew $15,000 under the Equity Line of Credit and issued 1,973,684 shares of common stock. The proceeds were used to pay down the $250,000 promissory note. The outstanding balance of the promissory note after this payment is $235,000. (See Note 7(A))

On January 3, 2005, the Company drew $15,000 under the Equity Line of Credit and issued 1,744,186 shares of common stock. The proceeds were used to pay down the $250,000 promissory note. The outstanding balance of the promissory note after this payment is $220,000. (See Note 7(A))

On November 3, 2004, the Company executed a promissory note with Cornell in the face amount of $150,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $7,883 which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which has a 211-day term. At June 26, 2005, the remaining portion of the capitalized debt issue cost asset was $0.

Upon the issuance of the $150,000 promissory note, $7,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. As of June 26, 2005, the outstanding balance net of a debt discount totaling $0 was $150,000. The Company is in default on its obligation to repay this $150,000 note payable. As of June 2, 2005, the default rate of interest is 24%. (See Note 3) The outstanding related accrued interest at June 26, 2005 on this note was $22,094. (See summary below).

On April 26, 2005, the Company executed a promissory note with Cornell in the face amount of $175,000. The note had a term of six months and matures on October 25, 2005. The note reflected an interest rate of 12%. In the event of default, default rate of interest is 18%. There were debt issue costs related to this promissory note of $7,500 that were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which has a 182-day term. At June 26, 2005, the remaining portion of the capitalized debt issue cost asset was $5,000 Debt issue cost expense for the three and six months ended June 26, 2005 were $2,500 and $2,500, respectively. There was no such expense for this note in 2004. The outstanding related accrued interest at June 26, 2005 was $3,510. (See summary below)

Upon the issuance of the $175,000 promissory note, $17,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. At June 26, 2005, the outstanding balance net of a debt discount totaling $11,667 was $163,333.

The following is a summary of outstanding Notes Payable, net of debt discount at June 26, 2005:

           Note Payable - August 18, 2004
            (In default)                                          $220,000
           Note payable - November 3, 2004
            (In default)                                           150,000
           Notes Payable-April 26, 2005                            163,333
                                                                  --------
           Total Notes Payable                                    $533,333
                                                                  ========

The following is a summary of Debt Discount at June 26, 2005 on current outstanding promissory notes; these amounts are netted against the face value of the promissory notes:

      Note Payable - August 18, 2004
        (In default)                                               $    --
      Note payable - November 3, 2004
        (In default)                                                    --
      Notes Payable-April 26, 2005                                  11,667
                                                                   -------
      Total Debt Issue Costs                                       $11,667
                                                                   =======

The following is a summary of total Accrued Interest Payable at June 26, 2005:

      Note Payable - August 18, 2004                               $26,116
      Note payable - November 3, 2004                               22,094
      Notes Payable-April 26, 2005                                   3,510
      Convertible debentures                                        21,524
                                                                   -------
      Total Accrued Interest Payable                               $73,244
                                                                   =======

The following is a summary of capitalized Debt Issue Costs at June 26, 2005:

      Note Payable - August 18, 2004                                $   --
      Note payable - November 3, 2004                                   --
      Notes Payable-April 26, 2005                                   5,000
                                                                    ------
      Total Debt Issue Costs                                        $5,000

(B)   Loan Payable

On March 9, 2005, the Company received $30,000 in working capital funds from an unrelated third party. The loan was non-interest bearing and due on demand. The loan was secured by 12,224,446 shares of common stock. These collateral shares were to be held in escrow until such time the loan was repaid. The shares were not considered outstanding for purposes of computing earnings per share. On June 9, 2005, the loan was repaid in full and the shares were released from escrow.

Note 7 Stockholders' Deficiency

(A)   Equity Line Of Credit


On March 13, 2003, the Company entered into an Equity Line of Credit Agreement ("Agreement") with Cornell which expired on July 24, 2005. Under this agreement, the Company was entitled to issue and sell to Cornell common stock for a total purchase price of up to $5,000,000. The purchase price for the shares was equal to 95% of the market price, which was defined as the lowest closing bid price of the common stock during the five trading days following the notice date. Cornell was entitled to retain a fee of 5% of each advance.

The following is a summary of stock issuances during the six months ended June 26, 2005:

Draw down on equity line and conversion
of outstanding debentures                    Quantity of Shares Issued         Amount
---------------------------------------- -------------------------------- ------------
December 27, 2004 (See Note 6(A))                       1,973,684             $ 15,000
January 3, 2005 (See Note 6(A))                         1,744,186               15,000
May 25, 2005 (See Note 5)                              19,000,000               60,800
                                                       ----------             --------
                                                       22,717,870             $ 90,800
                                                       ==========             ========

(B)   Common Stock Options and Warrants

There were no options or warrants granted, exercised, terminated or cancelled during the three and six months ended June 26, 2005, respectively. There are 3,556,800 options currently outstanding and exercisable being held by the Company's CEO and CFO, collectively. An additional 2,000,000 warrants are currently outstanding and exercisable and being held by an unrelated third party. The aggregate 5,556,800 common stock equivalents are not included in diluted earnings per share since the Company reports a net loss and the effect of these common stock equivalents is anti-dilutive.

(C)   Convertible Preferred Stock Series A

On June 17, 2005, the Company took the following corporate actions regarding the creation and designation of Convertible Preferred Stock Series A:

      i.    100,000 shares authorized, none issued and outstanding.

      ii.   Par value is $0.01 per share.

      iii. Rank is equal to common stock and junior to all other series of preferred stock.

      iv. Entitled to dividends when declared on common stock on a pro rata basis on an as converted basis.

      v.    Liquidation rights/preferences - none.

      vi. Convertible immediately at option of holder into 19,500 shares of common stock for each share of Convertible Preferred Stock, Series A held.

      vii.  Voting rights are on an as converted basis.

See Note 10 regarding subsequent event transactions.

Note 8 Related Party Transactions

On December 28, 2004, two separate officers were repaid an aggregate $8,000 for previously advanced funds. The repayments were for principal only. At June 26, 2005, the balance due was $171,660. Related accrued interest to all related parties totaled $25,627.

Note 9 Commitments and Contingencies

From time to time, the Company may become subject to proceedings, lawsuits and other claims in the ordinary course of business including proceedings related to services provided and other matters. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is subject to various lawsuits and unasserted claims from service providers. Amounts due to vendors and other unrelated third parties have been accrued as of June 26, 2005.

Currently, the Company is involved with litigation relating to the failure of payment of the monthly base rent due on the Boca restaurant lease. The total amount due under the terms of the lease agreement has been accelerated by the landlord for a total of $220,493. The civil action was filed on December 8, 2004. At June 26, 2005, there has been no resolution to this matter.

On April 18, 2005, the Company settled an employee claim regarding unpaid wages. An amount of $2,856 was paid to the former employee and all matters surrounding this claim have been settled.

Note 10 Subsequent Events

On June 17, 2005, the Company entered into a Share Exchange Agreement ("Share Exchange Agreement") with CSI Business Finance, Inc., a Texas corporation. Pursuant to the agreement, no share exchange could occur until the Company's shareholders voted on the transaction. On August 5, 2005 the Company filed a Definitive Information Statement with the SEC stating that the required number of shareholders had approved the transaction. The Definitive Information Statement was sent to the Company's shareholders on or about August 8, 2005. The transaction is expected to close prior to September 15, 2005. As of June 26, 2005, no exchange has occurred. The following are the terms of the agreement:

      a. The Company will exchange 100,000 shares of Convertible Preferred Stock, Series A for all issued and outstanding common stock of CSI Business Finance, Inc. The transaction will be treated as a reverse merger and recapitalization of CSI Business Finance, Inc. CSI Business Finance, Inc. will be considered the accounting acquirer and the Company will be treated as the legal acquirer. As a result of the exchange, the shareholders of CSI Business Finance, Inc. will convert their Convertible Preferred Stock, Series A for 1,950,000,000 shares of the Company's common stock effectively transferring control and a 97.5% ownership interest. The remaining 2.5% of the shares held by the Company will treated as a deemed issuance to minority shareholders.

      b. The Company will increase authorized shares of common stock from 50,000,000 to 5,000,000,000 in connection with the expected conversion discussed above in Note 10(a). The par value will remain at $0.001 per share.

      c.    The Company will change its name to CSI Business Finance, Inc.

On June 15, 2005, the Company entered into a Settlement Agreement with Mutual Releases with several parties, whereby the Company will settle all outstanding liabilities with its sole franchisee. Currently, this individual is owed $171,660 on a note payable, along with $25,627 of related accrued interest. The principal and related accrued interest will be converted into the Company's common stock (par value $0.001) by dividing the aggregate liability due by 80% of the average closing bid price of the Company's common stock for the three lowest trading days of the five trading days immediately preceding the closing date. The anticipated average closing price as defined above is expected to approximate $0.001. Upon the effectiveness of the Definitive Information Statement, whereby the Company's authorized stock shall be increased to 5,000,000,000, the Company will issue approximately 246,533,750 shares of common stock to settle the liability. In addition, the Company will transfer its 100% ownership in Health Express Franchise Company. The Company will record a gain or loss on debt settlement once the closing has occurred.

On June 15, 2005, the Company entered into a Settlement Agreement with Mutual Releases with several parties, whereby the Company will settle all outstanding liabilities with an individual debt holder. Currently, this individual is owed $60,000 on a convertible debenture payable, along with $5,400 of related accrued interest. The principal and related accrued interest will be converted into the Company's common stock (par value $0.001) by dividing the aggregate liability due by 80% of the average closing bid price of the Company's common stock for the three lowest trading days of the five trading days immediately preceding the closing date. The anticipated average closing price as defined above is expected to approximate $0.001. Upon the effectiveness of the Definitive Information Statement, whereby the Company's authorized stock shall be increased to 5,000,000,000, the Company will issue approximately 81,750,000 shares of common stock to settle the liability. The Company will record a gain or loss on debt settlement once the closing has occurred.

On July 18, 2005, the Company issued 19,000,000 shares of stock previously classified as issuable. (See Note 5)

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Introduction - Forward Looking Statements

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Health Express USA, Inc. and its subsidiaries, (collectively, the "Company") is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the U.S. Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

Closing Of Our Operations

      During the six months ended June 26, 2005, the Company did not recognize any revenues. During the six months ended June 26, 2004, revenues earned by the Company were reflected as a component of discontinued operations. The Company's only existing restaurant, Healthy Bites Grill was closed November 2004. Upon closing Healthy Bites Grill restaurant, the Company's only operations were related to its franchise business. Since November 30, 2004 Health Express has had limited operations no longer operates in the restaurant business.

Going Concern

      As reflected in the accompanying unaudited consolidated financial statements, the Company has a net loss of $203,430 and net cash used in operations of $141,810 for the six months ended June 26, 2005, and an accumulated deficit of $11,413,519 a working capital deficiency of $1,240,690 and a stockholders' deficiency of $1,289,006 at June 26, 2005.

      The Company has incurred cumulative losses since inception, has funded operations primarily through related-party loans and investor capital, has not generated sufficient revenues from its operating activities to cover its expenses and has discontinued its restaurant operations. The Company is in default on its obligation to repay a $250,000 note payable and a $150,000 note payable.

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

      On June 17, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, CSI Business Finance, Inc. a Texas corporation ("CSI") and the shareholders of CSI (the "CSI Shareholders"). Pursuant to the Share Exchange Agreement, the CSI Shareholders exchanged with, and delivered to, the Company the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company. Each share of the Health Express Series A Preferred Stock is convertible into 19,500 shares of common stock of the Company. The Shareholders transferred and exchanged the CSI Common Stock for the Health Express Series A Preferred Stock so that effectively after the conversion of the preferred stock, shares of common stock issued upon conversion of the preferred stock shall equal Ninety-Seven and One Half percent (97.5%) of the issued and outstanding shares of common stock of Health Express. In connection with the Share Exchange Agreement, the Company filed on August 5, 2005 a Definitive Information Statement on Schedule 14C with the SEC. Upon the effectiveness of the Definitive Information Statement, CSI will become a wholly-owned subsidiary of the Company.

Default On Obligations

      On August 18, 2004, the Company executed a promissory note with Cornell in the face amount of $250,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $29,875, which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which has a 140-day term. At June 26, 2005, the remaining portion of the capitalized debt issue cost asset was $0. The outstanding related accrued interest at June 26, 2005 on this note was $26,116.

      Upon the issuance of the $250,000 promissory note, $12,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. At June 26, 2005, the outstanding balance net of a debt discount totaling $0 was $220,000. The Company is in default on its obligation to repay this $250,000 note payable. As of January 3, 2005, the default rate of interest is 14%.

      On November 3, 2004, the Company executed a promissory note with Cornell in the face amount of $150,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $7,883. which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which has a 211-day term. At June 26, 2005, the remaining portion of the capitalized debt issue cost asset was $0.

      Upon the issuance of the $150,000 promissory note, $7,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. As of June 26, 2005, the outstanding balance net of a debt discount totaling $0 was $150,000. The Company is in default on its obligation to repay this $150,000 note payable. As of June 2, 2005, the default rate of interest is 24%. The outstanding related accrued interest at June 26, 2005 on this note was $22,094.

Critical Accounting Policies And Estimates

      Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to inventories, accrued liabilities, valuation of stock based compensation, and the valuation allowance offsetting deferred income taxes. The Company also reviews its property for possible impairment whenever events indicate that its carrying value may not be recoverable; such an impairment was determined to exist in December 2003, and certain fixed assets were written down to their estimated fair value. There was also an impairment in 2004, and like 2003, these impairments are included as a component of discontinued operations since the Company no longer operates a restaurant business. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed above, as well as our valuation of equity securities used in transactions and for compensation, and our revenue recognition methods for restaurant operations and franchising.

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

      During the three and six months ended June 26, 2005, the Company did not recognize any revenues. During the three and six months ended June 27, 2004, revenues earned by the Company were reflected as a component of discontinued operations.

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

For The Six Months Ended June 26, 2005, Compared To The Six Months Ended June 27, 2004

      Revenues And Cost Of Company Restaurant Sales

      As a result of classifying the restaurant operations as a component of discontinued operations, the Company reported no restaurant revenue or restaurant cost of sales for the six months ended June 26, 2005 and June 27, 2004. There was no revenue recognized during these six month periods due to the closing of the Company's restaurant and franchise operations.

      Operating Expenses

      Health Express had operating expenses, which included depreciation, amortization of debt issue costs and general and administrative expenses, totaling $152,462 for six months ended June 26, 2005. These expenses consisted mainly of $141,864 in general and administrative expenses, and $10,111 of debt issue costs. The operating expenses for the six month period ended June 26, 2005 decreased by $335,177 compared to $487,639 for the six months ended June 27, 2004. The decrease in 2005 was primarily due to a decrease in compensation as a result of closing our operations as well as no stock based compensation during the six months ended June 26, 2005.

      Net Loss

      Health Express had a net loss for the six months ended June 26, 2005 of $203,430, compared to a net loss of $553,351 in the same period for 2004. The decrease in net loss of $349,821 for the six month comparable periods was attributable mainly to decreases in compensation and the results due to a loss from operations of a discontinued component.

For The Three Months Ended June 26, 2005, Compared To The Three Months Ended June 27, 2004

      Revenues And Cost Of Company Restaurant Sales

      As a result of classifying the restaurant operations as a component of discontinued operations, the Company reported no restaurant revenue or restaurant cost of sales for the three months ended June 26, 2005 and June 27, 2004. There was no revenue recognized during these six month periods due to the closing of the Company's restaurant and franchise operations.

      Operating Expenses

      Health Express had operating expenses, which included depreciation, amortization of debt issue costs and general and administrative expenses, totaling $80,637 for three months ended June 26, 2005. The operating expenses for the three month period ended June 26, 2005 were $80,637, a decrease of $213,443 compared to $294,080 for the three months ended June 27, 2004. The decrease in 2005 was primarily due to a decrease in compensation as a result of closing our operations as well as no stock based compensation during the three months ended June 26, 2005.

      Net Loss

      Health Express had a net loss for the three months period ended June 26, of $114,014, compared to $310,484, in the same period for 2004. The decrease in net loss of $196,470 for the three month comparable periods was attributable mainly to decreases in compensation and loss discontinued operations expense, which were due to a loss from operations of a discontinued component.

Share Exchange Agreement

      On June 17, 2005, the Company entered into a Share Exchange Agreement, by and among the Company, CSI Business Finance, Inc. a Texas corporation ("CSI") and the shareholders of CSI (the "CSI Shareholders"). Pursuant to the Share Exchange Agreement, the CSI Shareholders exchanged with, and delivered to, the Company the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company. Each share of the Health Express Series A Preferred Stock is convertible into 19,500 shares of common stock of the Company. The Shareholders transferred and exchanged the CSI Common Stock for the Health Express Series A Preferred Stock so that effectively after the conversion of the preferred stock, shares of common stock issued upon conversion of the preferred stock shall equal Ninety-Seven and One Half percent (97.5%) of the issued and outstanding shares of common stock of Health Express. In connection with the Share Exchange Agreement, the Company filed on August 5, 2005 a Definitive Information Statement on Schedule 14C with the SEC. Upon the effectiveness of the Definitive Information Statement, CSI will become a wholly-owned subsidiary of the Company.

Liquidity And Capital Resources

      As of June 26, 2005 the Company has approximately $22,351 in cash. This amount of available cash is not sufficient to satisfy the Company's need for working capital for the short term.

      Cash used in operating activities during the six months ended June 26, 2005 was $141,810, compared to $471,794 for the same period a year earlier. The cash used in operating activities was mainly a result of the Company's net loss.

      Cash used in investing activities was $0 for the six months ended June 26, 2005, compared to $1,439 in for the same period in 2004. The decrease in cash used in investing activities was attributable to the fact that the Company had discontinued its operations.

      Cash provided by financing activities was $142,000 for the six months ended June 26, 2005, compared to $549,255 in the same period for 2004. The cash provided in the 2005 and 2004 periods was from the proceeds of notes and the issuance of common stock.

      On April 26, 2005, the Company executed a promissory note with Cornell in the face amount of $175,000. The note had a term of six months and matures on October 25, 2005. The note reflected an interest rate of 12%. In the event of default, default rate of interest is 18%. There were debt issue costs related to this promissory note of $7,500 that were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which has a 182-day term. At June 26, 2005, the remaining portion of the capitalized debt issue cost asset was $5,000 Debt issue cost expense for the three and six months ended June 26, 2005 were $2,500 and $2,500, respectively. There was no such expense for this note in 2004. The outstanding related accrued interest at June 26, 2005 was $3,510.

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

      On November 3, 2004, the Company executed a promissory note with Cornell Capital Partners in the face amount of $150,000. The note reflected an interest rate of 12%. There were debt issue costs related to this promissory note of $7,883 which were capitalized as a debt issue cost asset on the balance sheet. The debt issue cost is being amortized over the life of the debt, which has a 211-day term. At December 26, 2004, the remaining portion of the capitalized debt issue cost asset was $5,903. Debt issue cost expense for the year ended December 26, 2004 and December 28, 2003 were $1,980 and $0, respectively. The outstanding related accrued interest at June 26, 2005 was $22,095. Upon the issuance of this $150,000 promissory note, $7,500 was recorded as a debt discount contra liability. The debt discount represents an amount paid to the lender to acquire the debt financing and is amortized to interest expense over the life of the debt. The debt discount is netted against the face value of the debt to determine the total outstanding liability. As of June 26, 2005, the outstanding balance net of a debt discount totaling $0 was $150,000. The Company is in default on its obligation to repay this $150,000 note payable.

      On January 17, 2003, the Company sold $250,000 of convertible debentures to Cornell Capital Partners, L.P ("Cornell"). These debentures accrue interest at a rate of 5% per year and mature three years from the issuance date. The debentures are convertible into the Company's common stock at the holders' option any time up to maturity at a conversion price equal to the lower of (i) 120% of the closing bid price of the common stock as of the closing date or (ii) 80% of the average closing bid price of the common stock for the three lowest trading days of the five trading days immediately preceding the conversion date. At maturity, the Company has the option to either pay the holder the outstanding principal balance and accrued interest or to convert the debentures into shares of common stock at a conversion price similar to the terms described above. In accordance with applicable accounting standards for such issuances, the Company recorded an interest charge of $62,500 at issuance to account for the imbedded beneficial conversion feature. In addition, the Company recorded these other charges at issuance: $37,500 in professional fees, $20,000 in commissions, and, (as described below), $75,000 for the Equity Line of Credit commitment fee (recorded as interest expense). These amounts were withheld from the proceeds of the debenture at closing. The Company has the right to redeem the debentures upon thirty days notice for 120% of the amount redeemed. Upon such redemption, the holder shall receive warrants equal to 10,000 shares of common stock for each $100,000 redeemed with an exercise price equal to 120% of the closing bid price of the common stock on the closing date. $50,000 of the debenture was acquired and effectively redeemed by Charles D. Blewise for $60,000 on behalf of the Company, and $100,000 of the debenture was converted into 283,804 shares of the Company's common stock in fiscal year 2003. As of June 26, 2005, $74,200 in convertible debentures remains outstanding, of which $14,200 is held by Cornell Capital Partners and $60,000 are held by Mr. Blewise. The outstanding related accrued interest at June 26, 2005 was $21,524.

      On March 13, 2003, the Company entered into an Equity Line of Credit Agreement with Cornell Capital Partners which expired on July 24, 2005. Under this agreement, the Company was entitled to issue and sell to Cornell common stock for a total purchase price of up to $5,000,000. The purchase price for the shares was equal to 95% of the market price, which was defined as the lowest closing bid price of the common stock during the five trading days following the notice date. Cornell was entitled to retain a fee of 5% of each advance.

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

(B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's six months ended June 26, 2005, the Company's Principal Executive Officer and Principal Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      On December 8, 2004 a lawsuit was filed against the Company in the Circuit Court of the 15th Judicial Court of Palm Beach County. The Plaintiff, Lester M. Entin Associates, is the landlord of the property in which the Company's Boca Raton restaurant was located. The Plaintiff claims that the Company has defaulted on its lease with the Plaintiff. The Plaintiff is seeking $221,304 in damages. As of the date of the accompanying report, the litigation was on going.

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On July 18, 2005, the Company issued 19,000,000 shares of the Company's common stock previously classified as issuable in connection with the conversion of $60,800 of secured convertible debentures, as discussed in Note 10 in the accompanying unaudited consolidated financial statements.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

      Note Payable issued on August 18, 2004 to an unrelated party, due January 3, 2005, in the amount of $250,000, at an interest rate of 12%. The Note is currently in default at an interest rate of 14%.

      Note Payable issued on November 3, 2004 to an unrelated party, due June 2, 2005, in face amount of $150,000, at an interest rate of 12%. The Note is currently in default at an interest rate of 24%.

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
2.1               Articles of Incorporation, as amended              Incorporated by reference to Exhibit 2 to Form
                                                                     10-SB filed on October 6, 1999

3.1               By-laws                                            Incorporated by reference to Exhibit 3(a) to Form
                                                                     10-SB filed on October 6, 1999

3.2               Articles of Incorporation of Healthy Bites Grill   Incorporated by reference to Exhibit 3(b) to Form
                  of Boca, Inc.                                      10-QSB filed on August 13,2001

3.3               Articles of Incorporation for Health Express       Incorporated by reference to Exhibit 3(b) to Form
                  Franchise Company                                  10-QSB filed on August 13, 2001

4.1               Warrants for 38,000 shares issued to Francorp,     Incorporated by reference to Exhibit 4 to Form 10-QSB
                  Inc.                                               filed on August 13, 2001

EXHIBIT NO.       DESCRIPTION                                        LOCATION
-----------       -----------                                        --------
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

10.15             Lease Amendment and Assignment Agreement           Incorporated by reference to Exhibit 99.5 to Form
                  dated September 18, 2002                           8-K filed on October 9, 2002

EXHIBIT NO.       DESCRIPTION                                        LOCATION
-----------       -----------                                        --------
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

10.29             Promissory Note to Cornell Capital Partners for    Incorporated by reference to Exhibit 10.29 to Form
                  $175,000                                           10-KSB filed on March 20, 2005

EXHIBIT NO.       DESCRIPTION                                        LOCATION
-----------       -----------                                        --------
10.30             Secured Promissory Note to AIM American            Incorporated by reference to Exhibit 99.1 to Form 8-K
                  Mortgage, Inc. dated March 9, 2005                 filed on March 11, 2005

10.31             Settlement Agreement with Mutual Releases, dated   Incorporated by reference to Exhibit 10.1 to Form 8-K
                  June 15, 2005, by and among the Health Express     filed on June 17, 2005
                  USA, Inc., Health Express Franchise Company, The
                  Myrick Corp., The Junie Corp. and Susan
                  Greenfield

10.32             Settlement Agreement with Mutual Releases, dated   Incorporated by reference to Exhibit 10.1 to Form 8-K
                  June 15, 2005, by and between Health Express       filed on June 17, 2005
                  USA, Inc. and Charles D. Bleiwise

10.33             Share  Exchange  Agreement,  dated June 17, 2005,  Incorporated by reference to Exhibit 99.1 to Form 8-K by and among the Health  Express USA,  Inc.,  CSI  filed on June 21, 2005
                  Business  Finance,  Inc. and the  shareholders of
                  CSI Business Finance, Inc.

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

      (b) Reports on Form 8-K:

      On June 21, 2005 Health Express USA, Inc., the Company filed Form 8-k with the U.S. Securities and Exchange Commission (the "SEC") disclosing the Share Exchange Agreement, dated June 17, 2005, by and among the Company, CSI Business Finance, Inc. a Texas corporation ("CSI") and the shareholders of CSI (the "CSI Shareholders"). Pursuant to the Share Exchange Agreement, the CSI Shareholders exchanged with, and delivered to, the Company the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company, Each share of the Health Express Series A Preferred Stock is convertible into 19,500 shares of common stock of the Company. The Shareholders transferred and exchanged the CSI Common Stock for the Health Express Series A Preferred Stock so that effectively after the conversion of the preferred stock, shares of common stock issued upon conversion of the preferred stock shall equal Ninety-Seven and One Half percent (97.5%) of the issued and outstanding shares of common stock of Health Express. As a result of the Share Exchange Agreement, CSI will become a wholly-owned subsidiary of the Company.

      On June 17, 2005, the Company filed Form 8-K with the SEC disclosing the Settlement Agreement with Mutual Releases, dated June 15, 2005, by and among the Company, Health Express Franchise Company, The Myrick Corp., The Junie Corp. and Susan Greenfield, whereby the parties agreed to terminate all the obligations due and owning under several agreements enumerated therein and to mutually release one another from any liability in connection with the matters set forth in these agreements.

      On June 17, 2005, the Company also filed a Form 8-K with the SEC disclosing the Settlement Agreement with Mutual Releases, dated June 15, 2005, by and between the Company and Charles D. Bleiwise, whereby the parties agreed to terminate a 5% convertible debenture in the amount of $60,000 issued to Bleiwise in August 2003 and to mutually release one another from any liability in connection with the matters set forth in the Settlement Agreement.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Health Express has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 17, 2005                       HEALTH EXPRESS USA, INC.

                                             By:    /s/ Douglas Baker
                                                    ----------------------------
                                             Name:  Douglas Baker
                                             Title: Chief Executive Officer and
                                                    Principal Accounting Officer