Form 10QSB
period 2005-09-30
CSI Business Finance, Inc.
filed 2005-11-21
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                                1934, AS AMENDED:

                For the Quarterly Period Ended September 30, 2005

                         ------------------------------

                          Commission File No. 02-27569

                         ------------------------------

                           CSI BUSINESS FINANCE, INC.
                           --------------------------
                      (Exact Name Of Small Business Issuer)

                 Florida                                65-0847995
                 -------                                ----------
     (State or Other Jurisdiction        (I.R.S. Employer Identification Number)
   of Incorporation or Organization)

   109 North Post Oak Lane, Suite 422
           Houston, Texas                                 77024
           --------------                                 -----
  (Address of Principal Executive Offices)             (Zip Code)

Issuer's telephone number, including area code       (713) 621-2737
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [x] No [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes [x] No [ ]

The number of shares of common stock issued and outstanding as of September 30, 2005 was 159,226,866.

Transitional Small Business Disclosure Format (check one).

                                  Yes [ ] No [x]

                                     PART I

                              FINANCIAL INFORMATION

                   CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

                   CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES

              INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                    CONTENTS

                                                                         Page(s)
                                                                         -------

Unaudited Consolidated Balance Sheet as of September 30, 2005              F-1

Unaudited Consolidated Statements of Operations for the Nine Months
and Three Months Ended September 30, 2005                                  F-2

Unaudited Consolidated Statements of Cash Flows for the Nine Months
Ended  September 30, 2005                                                  F-3

Notes to Unaudited Consolidated Financial Statements as of
September 30, 2005                                                       F-4-F-6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                           1

                   CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005

================================================================================

                                     ASSETS
                                     ------

CURRENT ASSETS
  Cash and cash equivalents                                        $  4,774,914
  Notes receivable                                                      440,592
  Accounts receivable-other                                              62,379
  Deferred financing costs                                              191,665
  Investment in marketable securities                                   160,315
  Prepaid and accrued interest                                           36,490
  Minimum lease payments receivable                                     148,260
                                                                   ------------
 Total current assets                                                 5,814,615
                                                                   ------------
NONCURRENT ASSETS
  Minimum lease payments receivable                                     170,396
  Convertible debenture and interest receivable                       8,500,000
  Notes and interest receivable                                         500,000
  Fixed assets, net                                                         750
  Deferred financing costs                                              372,308
  Intangible assets, net                                                 24,787
                                                                   ------------
Total noncurrent assets                                               9,568,241
                                                                   ------------
TOTAL ASSETS                                                       $ 15,382,856
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES
  Accounts payable                                                 $     12,657
  Accrued liabilities                                                   269,059
  Notes payable                                                         463,344
  Unearned income                                                        57,882
                                                                   ------------
  Total current liabilities                                             802,942
                                                                   ------------
NONCURRENT LIABILITIES
  Convertible debenture payable                                      15,635,199
  Accrued interest payable-noncurrent                                    44,978
  Unearned income                                                        29,568
                                                                   ------------
  Total noncurrent liabilities                                       15,709,745
                                                                   ------------
COMMITMENTS AND CONTINGENCIES                                                --

SHAREHOLDERS' DEFICIT
  Preferred stock, 10,000,000 shares authorized, par value $.01:
   Preferred stock Series A Convertible, 100,000 issued and
    outstanding; no liquidation or redemption value                       1,000
  Common stock,  5,000,000,000 authorized shares, par value $.001
    159,226,866 issued and outstanding                                  159,227
  Additional paid-in-capital                                          3,779,774
  Retained deficit                                                   (5,069,832)
                                                                   ------------
  Total shareholders' deficit                                        (1,129,831)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $ 15,382,856
                                                                   ============

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                  CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================

                                                       Nine Months Ended    Three Months Ended
                                                      September 30, 2005    September 30, 2005
                                                      ----------------------------------------
REVENUE
  Lease income                                        $           60,649    $           19,338
  Fee income                                                      81,492                34,379
  Trading gains                                                   33,898                33,898
                                                      ------------------    ------------------
  Total revenue                                                  176,039                87,615
                                                      ------------------    ------------------

OPERATING EXPENSES
  Salaries and benefits                                          230,803               198,697
  Commissions                                                      4,521                   693
  Business development, travel and entertainment                  17,136                16,502
  Depreciation and amortization                                    8,830                 2,943
  Rent                                                             8,783                 6,389
  Professional fees                                               56,464                45,667
  Other                                                           15,890                 5,019
                                                      ------------------    ------------------
  Total expenses                                                 342,427               275,910
                                                      ------------------    ------------------
OTHER (INCOME) EXPENSE
  Interest expense                                             4,008,712             4,008,712
  Interest income                                                (29,872)              (29,872)
  Other expense                                                   34,557                30,547
  Merger expense                                                 876,150               876,150
                                                      ------------------    ------------------
  Total other expense                                          4,889,547             4,885,537
                                                      ------------------    ------------------
  Loss before provision for income taxes                      (5,055,935)           (5,073,832)

INCOME TAX PROVISION                                                  --                    --
                                                      ------------------    ------------------
NET LOSS                                                      (5,055,935)           (5,073,832)

  Preferred dividends paid                                        12,000                    --
                                                      ------------------    ------------------
LOSS APPLICABLE TO COMMON SHARES                      $       (5,067,935)   $       (5,073,832)
                                                      ==================    ==================
  Net loss per share for basic and diluted            $            (0.29)   $            (0.29)
                                                      ==================    ==================
  Weighted shares outstanding for basic and diluted           17,692,763            17,692,763
                                                      ==================    ==================

              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                   CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

================================================================================

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                         $ (5,055,935)
  Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                                         8,830
    Amortization of deferred expenses                                    11,027
    Non-cash expense for redemption of preferred stock                   40,000
    Non-cash revenues                                                   (60,648)
    Non-cash expenses                                                   244,066
    Non-cash interest expense                                         3,940,000
    Non-cash merger expense                                             876,150
  (Increase) decrease in assets:
    Other accounts receivable                                           (39,199)
    Notes receivable                                                   (417,790)
    Prepaid and other                                                   (31,498)
    Investment in marketable securities                                (160,315)
  Increase (decrease) in liabilities:
    Accounts payable                                                      3,587
    Accrued liabilities                                                  82,837
                                                                   ------------
      Net cash used in operating activities                            (558,888)
                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed assets                                              (1,000)
  Change in minimum lease payments receivable                           (25,037)
                                                                   ------------
      Net cash used in investing activities                             (26,037)
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of convertible debentures                    5,371,839
  Preferred dividends paid                                              (12,000)
                                                                   ------------
       Net cash provided by financing activities                      5,359,839
                                                                   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  4,774,914
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               --
                                                                   ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $  4,774,914
                                                                   ============
SUPPLEMENTAL INFORMATION
  Interest paid                                                    $      2,755
  Taxes paid                                                                 --
  Assets and liabilities assumed in merger:
    Prepaids and other                                                    9,992
    Accounts payable and accrued liabilities                            262,231
    Convertible debentures and notes payable                            547,533
    Accrued interest payable                                             73,244
  Issuance of Series A Convertible Preferred Stock                        1,000
  Payment of debentures, notes payable and accrued interest             635,119
  Conversion of advances from parent to note payable                      4,134
  Assets acquired and liabilities paid from proceeds
   of convertible debenture:
    Debenture, notes payable and accrued interest acquired            9,000,000
    Deferred expenses                                                   575,000
    Debenture, notes payable and accrued interest paid                  635,199
    Accounts payable                                                     53,161


              The accompanying notes are an integral part of these
                  unaudited consolidated financial statements.

                   CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                            AS OF SEPTEMBER 30, 2005

NOTE 1 - DESCRIPTION OF MERGER AND RELATED EVENTS

On August 25, 2005, CSI Business Finance, Inc., a Florida corporation (formerly Health Express USA, Inc. and herein referred to as the "Company") completed the closing of that certain Share Exchange Agreement, by and between the Company, CSI Business Finance, Inc., (the Texas corporation and now wholly-owned subsiding of the Company herein referred to as "CSI") and the shareholder of CSI (the "CSI Shareholder").

On August 25, 2005, the Company effectively exchanged with the CSI Shareholder the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company, and CSI became a wholly-owned subsidiary of the Company. Each share of the Company's Series A Preferred Stock is convertible into 19,500 shares of common stock of the Company. The Preferred shares were subsequently distributed to the shareholders of Corporate Strategies, Inc., the former shareholder of CSI. In addition, at the exchange date, 110,206,883 shares of common stock of the Company were issued to pay off notes and debentures. If the preferred shareholders were to convert to common stock as of the date of the merger, they would hold 1,950,000,000 shares, or ninety-two and one half percent (92.5%) of the issued and outstanding shares of common stock of the Company. This conversion would result in the Series A Preferred Shareholders effectively controlling the Company.

The Series A Convertible Preferred Shareholders and the holders of the common stock of the Company vote together and not as separate classes, and the Preferred Stock shall be counted on an "as converted" basis, thereby giving the Preferred Shareholders control of the Company. The transaction is being accounted for as a reverse acquisition since control of the Company has passed to the shareholders of the acquired company (CSI).

NOTE 2 - NATURE OF OPERATIONS

CSI, the operating entity of the Company, was incorporated primarily for the purpose of engaging in equipment leasing. Subsequent to the merger, the Company's consolidated operations have expanded to include the purchase of debentures and notes receivable, secured and unsecured lending and factoring to micro-cap public and private companies.

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Since CSI is the surviving entity of the reverse merger, the financial reports include the unaudited condensed consolidated balance sheet at September 30, 2005 and the results of operations for nine (9) months for CSI and for the period August 25, 2005 through September 30, 2005 for the Company. Since CSI was incorporated on October 22, 2004, there are no results of operations to report for the three (3) months or nine (9) months ended September 30, 2004.

The unaudited condensed consolidated financial statements include the accounts of CSI Business Finance, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2004, which were filed by the Company with the U.S. Securities and Exchange Commission on Form 8-K/A on November 1, 2005.

NOTE 4 - CONVERTIBLE DEBENTURE PAYABLE

Effective September 9, 2005, the Company issued a secured convertible debenture (the "Debenture") to Cornell Capital Partners, LP in the amount of $15,635,199. This Debenture is due on September 9, 2008 with interest accruing at five percent (5%). Interest is due at maturity or conversion. On the third anniversary date of issuance, the Company has the option of paying all the unpaid principal and accrued interest on the unconverted debentures or convert the debentures into common stock. The conversion option is available at any time until payment in full of the debenture. Conversion is into shares of the Company is common stock at the lesser of (a) one hundred twenty percent (120%) of the volume weighted average price on September 9, 2005 or (b) eighty percent (80%) of the volume weighted average for the five (5) days prior to the conversion. Related financing costs totaling $575,000 were capitalized and are being amortized over the life of the debenture. Amortization for the month ended September 30, 2005 totaled $11,027. Proceeds from the debenture were used to acquire the $8,500,000 debenture and the $500,000 unsecured notes discussed below, to pay certain liabilities of the Company assumed in the merger and to provide working capital.

In accordance with EITF 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", since the conversion feature allows conversion at date of issuance or anytime thereafter, it has been accounted for as a beneficial conversion feature and the amount has been calculated at its intrinsic value at the commitment date. The proceeds from issuance of the convertible debt were reduced by the intrinsic value of $3,940,000 which was allocated to additional paid-in capital. Because the debt was convertible at the date of issuance, the debt discount was charged to interest expense at the date of issuance.

NOTE 5- NOTES AND DEBENTURE RECEIVABLE

On September 9, 2005, the Company purchased a portion of a convertible debenture and related accrued interest for $8,500,000 and two (2) unsecured notes receivable and related accrued interest for $500,000 from Cornell Capital Partners, LP. The debenture and notes were issued by Bio-One Corporation (Bio-One) and are due June 30, 2006. Management intends to extend the due date beyond December 31, 2006, and accordingly, the debenture and notes receivable are classified as long-term. Interest on the debenture accrues at five percent (5%) and is payable at maturity or conversion. The conversion option is available at any time until payment in full of the debenture. Conversion is into shares of Bio-One stock at the lesser of $0.75 per share or eighty percent (80%) of the volume weighted average for the five (5) days prior to the conversion. Interest on the unsecured notes accrues at twelve percent (12%).

On September 9, 2005, Bio-One signed a $500,000 unsecured promissory note payable. As of September 30, 2005, $440,592 had been advanced under the note. The note matures September 9, 2006. Interest is at a rate of twelve percent (12%) payable monthly, with the first monthly interest payment starting March 9, 2006.

NOTE 6 - CAPITAL

On August 25, 2005, the Company's Board of Directors increased the authorized shares of Capital Stock to Five Billion Ten Million (5,010,000,000) shares as follows:

      o Five Billion (5,000,000,000) shares of common stock having a par value of $0.001 per share; and,

      o Ten Million (10,000,000) shares designated "blank check" preferred stock having a par value of $0.01 per share to be issued with such rights, designations, preferences and other terms and conditions as may be determined by the Board of Directors, from time to time and at any time, in their sole discretion, without any further action by the shareholders.

Previously, on June 17, 2005, the Company took the following corporate actions regarding the creation and designation of Series A Convertible Preferred Stock which were issued on August 25, 2005:

      o     100,000 shares authorized;

      o     Par value is $0.01 per share;

      o Rank is equal to common stock and junior to all other series of preferred stock;

      o Entitled to dividends when declared on common stock on a pro rata basis on an as converted basis;

      o     No liquidation, redemption rights or preferences;

      o Convertible at anytime at option of holder into 19,500 shares of common stock for each share of Convertible Preferred Stock, Series A held; and

      o Voting rights are the same as the common stock voting rights on an as if converted basis.

As a result of that certain Share Exchange Agreement, which became effective August 25, 2005, the CSI Shareholder delivered to the Company the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share. The Preferred shares were subsequently distributed to the shareholders of the CSI Shareholder. If the Preferred shareholders were to convert into common stock as of the date of the merger, the CSI shareholders would receive 1,950,000,000 shares of common stock of the Company, or ninety-two and one half percent (92.5%) of the then to be issued and outstanding shares of common stock of the Company, effectively transferring control.

The Series A Convertible Preferred Shareholders and the holders of the common stock of the Company vote together and not as separate classes. For voting purposes the Preferred Stock is counted on an "as converted" basis, thereby giving the Preferred Stockholders control of the Company. The transaction is being accounted for as a reverse acquisition since control of the Company has passed to the shareholders of the acquired company (CSI).

NOTE 7 - DEFERRED INCOME TAXES

The Company will file a consolidated tax return with its subsidiaries. The Company has a net operating loss carryforward of approximately $6,160,000 which will expire in 2024. The Company's net operating loss carryforward will be subject to significant annual limitations which will reduce or defer the utilization of the loss as a result of ownership change as defined in Section 382 of the Internal Revenue Code.

The net deferred tax assets that would result from use of net operating loss carryforwards discussed above have been fully reserved for in the financial statements.

NOTE 8 - CONCENTRATION OF DEBENTURE AND NOTES RECEIVABLE

All of the debenture receivables and notes receivable (totaling $9,440,952) are from a single debtor, Bio-One. Bio-One has substantial investments in Canada and China which secure the debt subject to prior liens of the seller on the Canadian investment. Bio-One is in litigation with the sellers, who have put Bio-One's primary operating asset, Interactive Nutrition, Inc. in the hand's of a private receiver. Bio-One intends to vigorously protect its rights and pursue the sellers for enforcement of Bio-One's rights under the purchase agreement. Management believes Bio-One will ultimately prevail in its claims against the sellers of Interactive Nutrition, Inc.

NOTE 9 - OPTIONS AND WARRANTS

Options to purchase 142,366 shares of the Company's common stock at an exercise price of $1.31 per share were outstanding at September 30, 2005. The options expire August 31, 2007.

Warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $1.00 expire May 2, 2011. Warrants for the purchase of 100,000 shares of common stock at an exercise price of $0.55 expire July 28, 2008.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On December 8, 2004 a lawsuit was filed against the Company in the Circuit Court of the 15th Judicial Court of Palm Beach County. The Plaintiff, Lester M. Entin Associates, is the landlord of the property in which the Company's Boca Raton restaurant was located. The Plaintiff claims that the Company has defaulted on its lease with the Plaintiff. The Plaintiff is seeking $221,304 in damages. As of the date of the accompanying report, the litigation was on going. The Company believes that they have adequately reserved for this lawsuit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Forward Looking Statements

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), CSI Business Finance Inc. and its subsidiaries are hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the U.S. Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

The Merger

      On August 25, 2005, the Company, a Florida corporation (formerly known as Health Express USA, Inc.) completed the closing of that certain Share Exchange Agreement by and between the Company, CSI Business Finance, Inc. (the Texas corporation and now wholly-owned subsidiary of the Company herein referred to as "CSI") and the shareholder of CSI (the "CSI Shareholder".)

      On August 25, 2005, the Company effectively exchanged with the CSI Shareholder the issued and outstanding common stock of CSI for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company, and CSI became a wholly-owned subsidiary of the Company. Each share of the Company's Series A Preferred Stock is convertible into 19,500 shares of common stock of the Company. The Preferred shares were subsequently distributed to the shareholders of the CSI Shareholder. In addition at the exchange date, 110,206,883 shares of common stock of the Company were issued to settle notes and debentures. If the preferred shareholders were to convert to common stock as of the date of the merger, they would hold 1,950,000,000 shares of the Company, or ninety-two and one half percent (92.5%) of the issued and outstanding shares of common stock of the Company. This conversion would result in the Series A Preferred Shareholders effectively controlling the Company.

      The Series A Convertible Preferred Shareholders and the holders of the common stock of the Company vote together and not as separate classes, and the Preferred stock shall be counted on "as converted" basis, thereby giving the Preferred Shareholders control of the Company. The transaction is being accounted for as a reverse acquisition since control of the Company has passed to the shareholders of the acquired company (CSI).

      Since CSI is the surviving entity of the reverse merger, the financial reports include the consolidated balance sheet at September 30, 2005 and the results of operations for nine (9) months for CSI and for the period August 25, 2005 through September 30, 2005 for the Company. Since CSI was incorporated on October 22, 2004, there are no results of operations to report for the three (3) months or nine (9) months ended September 30, 2004.

Plan of Operation

      The Company intends to expand its leasing, lending and factoring activities to micro-cap public and private companies. The Company believes this market is underserved. Management also intends to pursue purchase of notes and stock in the micro-cap public companies under distress situation for the possibility of gains on resale of stock and collection or resale of notes.

      Management of the Company mitigates risk in lending to this business segment by either obtaining personal guarantees from individuals of net worth which are adequate to repay the liability in the event of default, pledged assets that, when liquidated, have a reasonable probability of proceeds to retire the liability, or, in the example of public company finance, conversion features at a substantial discount to the market in the event of default that would allow the Company adequate proceeds from the sale of the borrower's stock to repay the liability to the Company.

Results Of Operations

Results Of Operations For The Nine (9) Months Ending September 30, 2005

      Revenues

      Lease income of $60,649 is from CSI financing leases on automobiles and equipment. Fee income of $81,492 represents fees received for the non-recourse sales of completed lease packages to financial institutions. Trading gains of $33,898 primarily represents third quarter realized gains on sales of trading securities.

      Operating Expenses

      Salaries and benefits of $230,803 represent direct salaries and an allocation of administrative salaries, and includes approximately $167,000 in bonuses to officers and employees in September 2005.

      Professional fees of $56,464 include legal fees of approximately $24,000, amortization of deferred financing costs of $11,027, accounting and other.

      Other Income And Expense

      Interest  expense  of  $4,008,712   includes  $3,940,000  related  to  the
beneficial conversion effect of convertible subordinated debentures issued in the third quarter 2005.

      Other expense of $34,557 includes $40,000 related to the redemption of preferred shares of CSI in July 2005, and is net of other income of approximately $9,000.

      Interest income relates to the convertible debenture and notes receivable from Bio-One acquired in September 2005.

      Merger expenses of $876,150 primarily represent liabilities assumed in excess of assets acquired ($871,053) in the merger.

Results Of Operations For The Three (3) Months Ending September 30, 2005

      Revenues

      Lease income of $19,338 is from CSI financing leases on automobiles and equipment. Fee income of $34,379 represents fees received for the non-recourse sales of completed lease packages to financial institutions. Trading gains of $33,898 primarily represent realized gains on sales of trading securities.

      Operating Expenses

      Salaries and benefits of $198,697 represent direct salaries and an allocation of administrative salaries, and include approximately $167,000 in bonuses to officers and employees in September 2005.

      Professional fees of $45,667 includes legal fees of approximately $24,000, amortization of deferred financing costs of $11,027, accounting and other.

      Other Income And Expense

      Interest  expense  of  $4,008,712   includes  $3,940,000  related  to  the
beneficial conversion effect of convertible subordinated debentures issued in the third quarter 2005.

      Other expense of $30,547 includes $40,000 related to the redemption of preferred shares of CSI in July 2005, and is net of other income of approximately $9,000.

      Interest income relates to the convertible debenture and notes receivable from Bio-One acquired in September 2005.

      Merger expenses of $876,150 primarily represent liabilities assumed in excess of assets acquired ($871,053) in the merger.

Liquidity And Capital Resources

      As of September 30, 2005, the Company had approximately $4,774,914 in cash. This amount of available cash is sufficient to satisfy the Company's need for working capital for the short-term.

      Cash used in operating activities during the nine (9) months ended September 30, 2005 was $558,888. The cash used in operating activities was mainly a result of the Company's investment in marketable securities and notes receivable.

      Cash used in investing activities was $26,037 for the nine (9) months ended September 30, 2005, representing primarily the change in minimum lease payments receivable.

      Cash provided by financing activities was $5,359,839 for the nine (9) months ended September 30, 2005, representing net proceeds of $5,371,839 from issuance of a convertible subordinated debenture, net of $12,000 preferred dividends paid.

Critical Accounting Policies And Estimates

      Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. At each balance sheet date, management evaluates its estimates, including but not limited to, those related to accrued liabilities and the valuation allowance offsetting deferred income taxes. The Company also reviews its investments in marketable securities, convertible debentures and notes receivable for possible impairment whenever events indicate that their carrying value may not be recoverable. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The estimates and critical accounting policies that are most important in fully understanding and evaluating our financial condition and results of operations include those listed above.

Revenue Recognition

      The Company follows the guidance of the U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition. The Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.

ITEM 3. CONTROLS AND PROCEDURES

(A)   Evaluation Of Disclosure Controls And Procedures

      As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and the part-time Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company's disclosure control objectives.

      During this review the Chief Executive Officer and part-time Chief Financial Officer determined that the Company has significant deficiencies. The specific deficiencies include numerous informal or undocumented internal control procedures as well as instances of inadequate segregation of duties. In addition the Company lacks procedures and required expertise to properly account for complex non-rountine transactions and preparation of its required financial statements and disclosures on a timely basis.

      The nature and size of the Company's business have prevented the Company from being able to employ sufficient resources to enable the Company to have an adequate segregation of duties within its internal control system. The Company will continue to monitor and assess the costs and benefits of additional staffing in the accounting and financial reporting area.

      The Company's Chief Executive Officer and part-time Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, in fact, effective at a reasonable assurance level as of the period covered.

(B)   Changes In Internal Controls Over Financial Reporting

      In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report, the Company's Chief Executive Officer and part-time Chief Financial Officer have determined that there are no changes to the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially effect, the Company's internal controls over financial reporting.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      On December 8, 2004 a lawsuit was filed against the Company in the Circuit Court of the 15th Judicial Court of Palm Beach County. The Plaintiff, Lester M. Entin Associates, is the landlord of the property in which the Company's Boca Raton restaurant was located. The Plaintiff claims that the Company has defaulted on its lease with the Plaintiff. The Plaintiff is seeking $221,304 in damages. As of the date of the accompanying report, the litigation was on going. The Company believes that they have adequately reserved for this lawsuit.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On August 25, 2005, in connection with the closing of the Share Exchange Agreement by and between the Company, CSI Business Finance, Inc. (the Texas corporation and now a wholly-owned subsidiary of the Company, also herein referred to as "CSI") and the shareholders of CSI, two (2) individuals were issued on aggregate 110,206,883 shares of common stock of the Company to pay off notes equaling $117,660 and debentures equaling $60,000.

      Effective September 9, 2005, the Company issued a $15,635,199 secured convertible debenture (the "Debenture") to Cornell Capital Partners, LP. The Debenture is due on September 9, 2008 with interest accruing at five percent (5%). Interest on the Debenture is due at maturity or conversion. On the third anniversary date of issuance, the Company has the option of paying all the unpaid principal and accrued interest on the unconverted debentures or converting the debentures into stock. The conversion option is available at any time until payment in full of the Debenture. The conversion shall be into shares of the Company's common stock at a price equal to the lesser of one hundred twenty percent (120%) of the volume weighted average price of the Company's stock on September 9, 2005 or eighty percent (80%) of the volume weighted average price of our stock for the five (5) days prior to the conversion.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits:

EXHIBIT NO.       DESCRIPTION                                        LOCATION
-----------       -----------                                        --------
3.1               Articles of Incorporation, as amended              Incorporated by reference to Exhibit 2 to Form 10-SB as
                                                                     filed with the U.S. Securities and Exchange Commission
                                                                     on October 6, 1999

3.2               Articles of Amendment to Articles of               Incorporated by reference to Exhibit 3.1 to the
                  Incorporation                                      Company's Current Report on Form 8-K as filed with the
                                                                     U.S. Securities and Exchange Commission on August 30, 2005

3.3               Bylaws                                             Incorporated by reference to Exhibit 3(a) to Form 10-SB
                                                                     as filed with the U.S. Securities and Exchange
                                                                     Commission on October 6, 1999

EXHIBIT NO.       DESCRIPTION                                        LOCATION
-----------       -----------                                        --------
3.4               Articles of Incorporation of Healthy Bites         Incorporated by reference to Exhibit 3(b) to the
                  Grill of Boca, Inc.                                Company's Quarterly Report on Form 10-QSB as filed with
                                                                     the U.S. Securities and Exchange Commission on August
                                                                     13, 2001

4.1               Warrants for 38,000 shares issued to Francorp,     Incorporated by reference to Exhibit 4 to the Company's
                  Inc.                                               Quarterly Report on Form 10-QSB as filed with the U.S.
                                                                     Securities and Exchange Commission on August 13, 2001

4.2               Warrants for 2,000,000 shares issued to Rider      Incorporated by reference to Exhibit 4 to the Company's
                  Insurance Company                                  Quarterly Report on Form 10-QSB as filed with the U.S.
                                                                     Securities and Exchange Commission on August 13, 2001

4.3               Certificate of Designation of Series A             Incorporated by reference to Exhibit 3.2 to the
                  Convertible Preferred Stock of the Company         Company's Current Report on Form 8-K as filed with the
                                                                     U.S. Securities and Exchange Commission on August 30, 2005

10.1              Lease - Healthy Bites Grill of Boca, Inc.          Incorporated by reference to Exhibit 10 to the Company's
                                                                     Quarterly Report on Form 10-QSB as filed with the U.S.
                                                                     Securities and Exchange Commission on May 14, 2001

10.2              Equity Line of Credit Agreement, dated March       Incorporated by reference to Exhibit 10.19 to the
                  13, 2003, by and between the Company and           Company's Annual Report on Form 10-KSB, as amended, as
                  Cornell Capital Partners, LP                       filed with the U.S. Securities and Exchange Commission
                                                                     on April 24, 2003

10.3              Registration Rights Agreement, dated March 13,     Incorporated by reference to Exhibit 10.20 to the
                  2003, by and between the Company and Cornell       Company's Annual Report on Form 10-KSB as filed with the
                  Capital Partners, LP                               U.S. Securities and Exchange Commission on March 26, 2003

10.4              Escrow Agreement, dated March 13, 2003, by and     Incorporated by reference to Exhibit 10.21 to the
                  among the Company, Cornell Capital Partners,       Company's Annual Report on Form 10-KSB as filed with the
                  LP, Butler Gonzalez, LP                            U.S. Securities and Exchange Commission on March 26, 2003

10.5              Securities Purchase Agreement, dated January       Incorporated by reference to Exhibit 10.22 to the
                  17, 2003, by and between the Company and the       Company's Annual Report on Form 10-KSB as filed with the
                  Buyers listed therein                              U.S. Securities and Exchange Commission on March 26, 2003

10.6              Escrow Agreement, dated January 17, 2003, by       Incorporated by reference to Exhibit 10.23 to the
                  and among the Company, the Buyers listed           Company's Annual Report on Form 10-KSB as filed with the
                  therein and Butler Gonzalez, LP                    U.S. Securities and Exchange Commission on March 26, 2003

10.7              Debenture, dated January 17, 2003, by and          Incorporated by reference to Exhibit 10.24 to the
                  between the Company and Cornell                    Company's Annual Report on Form 10-KSB as filed with the
                  Capital Partners, LP                               U.S. Securities and Exchange Commission on March 26, 2003


10.8              Investors Registration Rights Agreement, dated     Incorporated by reference to Exhibit 10.25 to the
                  March 13, 2003, by and between the Company and     Company's Annual Report on Form 10-KSB as filed with the
                  the Investors listed therein                       U.S. Securities and Exchange Commission on March 26, 2003

10.9              Placement Agent Agreement, dated March 13,         Incorporated by reference to Exhibit 10.26 to the
                  2003, by and among the Company, NT Capital         Company's Annual Report on Form 10-KSB as filed with the
                  Equities, Ltd. and Cornell Partners LP             U.S. Securities and Exchange Commission on March 26, 2003

10.10             Lease Modification - Health Bites Grill of         Incorporated by reference to Exhibit 10.27 to the
                  Boca, Inc.                                         Company's Annual Report on Form 10-KSB as filed with the U.S.
                                                                     Securities and Exchange Commission on March 29, 2004

EXHIBIT NO.       DESCRIPTION                                        LOCATION
-----------       -----------                                        --------
10.11             Promissory Note issued by the Company to           Incorporated by reference to Exhibit 10.29 to the
                  Cornell Capital Partners in an amount equal to     Company's Annual Report on Form 10-KSB as filed with the
                  $175,000                                           U.S. Securities and Exchange Commission on March 20, 2005

10.12             Secured Promissory Note, dated March 9, 2005,      Incorporated by reference to Exhibit 99.1 to the
                  issued by the Company to AIM American Mortgage,    Company's Current Report on Form 8-K as filed with the
                  Inc.                                               U.S. Securities and Exchange Commission on March 11, 2005

10.13             Settlement Agreement with Mutual Releases,         Incorporated by reference to Exhibit 10.1 to the
                  dated June 15, 2005, by and among the CSI          Company's Current Report on Form 8-K as filed with the
                  Business Finance, Inc., Health Express             U.S. Securities and Exchange Commission on June 17, 2005
                  Franchise Company, The Myrick Corp., The Junie
                  Corp. and Susan Greenfield

10.14             Settlement Agreement with Mutual Releases,         Incorporated by reference to Exhibit 10.1 to the
                  dated June 15, 2005, by and between CSI            Company's Current Report on Form 8-K as filed with the
                  Business Finance, Inc. and Charles D. Bleiwise     U.S. Securities and Exchange Commission on June 17, 2005

10.15             Share Exchange Agreement, dated June 17, 2005,     Incorporated by reference to Exhibit 99.1 to the
                  by and Health Express USA, Inc., CSI Business      Company's Current Report on Form 8-K as filed with the
                  Finance, Inc. (the Texas corporation, or "CSI")    U.S. Securities and Exchange Commission on August 30, 2005
                  and the shareholders of CSI

10.16             Amendment No. 1 to the Share Exchange              Incorporated by reference to Exhibit 99.2 to the
                  Agreement, dated August 5, 2005, by and among      Company's Current Report on Form 8-K as filed with the
                  CSI Business Finance, Inc. (the Texas              U.S. Securities and Exchange Commission on August 30, 2005
                  Corporation, or "CSI") and the shareholders of
                  CSI

10.17             Securities Purchase Agreement, dated September     Incorporated by reference to Exhibit 99.1 to the
                  9, 2005, by and between the Company and Cornell    Company's Current Report on Form 8-K as filed with the
                  Capital Parters, LP                                U.S. Securities and Exchange Commission on September 13, 2005

10.18             Security Agreement, dated September 9, 2005, by    Incorporated by reference to Exhibit 99.2 to the
                  and between the Company and Cornell Capital        Company's Current Report on Form 8-K as filed with the
                  Parters, LP                                        U.S. Securities and Exchange Commission on September 13, 2005

10.19             Investor Registration Rights Agreement, dated      Incorporated by reference to Exhibit 99.3 to the
                  September 9, 2005, by and between the Company      Company's Current Report on Form 8-K as filed with the
                  and Cornell Capital Parters, LP                    U.S. Securities and Exchange Commission on September 13, 2005

10.20             Convertible Debenture, dated September 9, 2005,    Incorporated by reference to Exhibit 99.4 to the
                  issued by the Company to Cornell Capital           Company's Current Report on Form 8-K as filed with the
                  Parters, LP                                        U.S. Securities and Exchange Commission on September 13, 2005

10.21             Escrow Agreement, dated September 9, 2005, by      Incorporated by reference to Exhibit 99.5 to the
                  and among the Company, Cornell Capital Parters,    Company's Current Report on Form 8-K as filed with the
                  LP and David Gonzalez, Esq.                        U.S. Securities and Exchange Commission on September 13, 2005

10.22             Assignment Agreement, dated September 9, 2005,     Incorporated by reference to Exhibit 99.6 to the
                  by and among the Company, Cornell Capital          Company's Current Report on Form 8-K as filed with the
                  Parters, LP and Bio-One Corporation                U.S. Securities and Exchange Commission on September 13, 2005

10.23             Collateral Assignment Agreement, dated             Incorporated by reference to Exhibit 99.7 to the
                  September 9, 2005, by and between the Company      Company's Current Report on Form 8-K as filed with the
                  and Cornell Capital Parters, LP                    U.S. Securities and Exchange Commission on September 13, 2005

14.1              Code of Ethics                                     Incorporated by reference to Exhibit 14.1 to the
                                                                     Company's Annual Report on Form 10-KSB as filed with the
                                                                     U.S. Securities and Exchange Commission on March 29, 2004

EXHIBIT NO.       DESCRIPTION                                        LOCATION
-----------       -----------                                        --------
16.1              Letter, dated October 31, 2005, from Salberg &     Incorporated by reference to Exhibit 99.1 to the
                  Company, P.A. to the Company regarding change      Company's Current Report on Form 8-K as filed with the
                  in the Compan's  independent registered public     U.S. Securities and Exchange Commission on November 2, 2005
                  accounting firm

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

32.1              Certification by Chief Executive Officer           Provided herewith
                  pursuant to 18 U.S.C. Section 1350, as adopted
                  pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

32.2              Certification by Chief Financial Officer           Provided herewith
                  pursuant to 18 U.S.C. Section 1350, as adopted
                  pursuant to Section 906 of the Sarbanes-Oxley
                  Act of 2002

      (b)   Reports on Form 8-K:

      On August 30, 2005 the Company filed a Current Report on Form 8-K with the U.S. Securities and Exchange Commission announcing the completion of that certain Share Exchange Agreement, entered into on June 17, 2005, by and among the Company, CSI Business Finance, Inc. (the Texas corporation and herein referred to as "CSI") and the shareholders of CSI. The Company filed an amended current report on November 1, 2005 to include certain financial statements of CSI Business Finance, Inc.

      On September 13, 2005, the Company filed a Current Report on Form 8-K with the U.S. Securities and Exchange Commission announcing that it had entered into a Securities Purchase Agreement with Cornell Capital Partners, LP.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, CSI Business Finance, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 21, 2005             CSI BUSINESS FINANCE, INC.


                                    By: /s/ Timothy J. Connolly
                                        -----------------------
                                        Name:  Timothy J. Connolly
                                        Title: Chief Executive Officer