Form 10KSB
period 2005-12-31
CSI Business Finance, Inc.
filed 2006-04-17
CIK 1070050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED

FOR THE YEAR ENDED DECEMBER 31, 2005

COMMISSION FILE NUMBER 02-27569

CSI BUSINESS FINANCE, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

FLORIDA	65-0847995

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(IRS EMPLOYER IDENTIFICATION NO.)

109 North Post Oak Lane, SUITE 422 HOUSTON, TEXAS	77024

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(713) 621-2737

(REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12 (b) of the Act:

NONE

Securities registered pursuant to Section 12 (g) of the Act:

COMMON STOCK PAR VALUE $0.001 PER SHARE
(TITLE OF CLASS)

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes : ☐   No: ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes : ☒   No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Yes: ☐ No: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐ No: ☒

The Company’s revenues for its most recent fiscal year equal $29,805

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 31, 2006 was $785,958 based on a value of $0.005 per share.

The number of shares outstanding of common stock, par value $0.001 per share, outstanding as of March 31, 2006: 157,191,508

CSI BUSINESS FINANCE, INC.

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2005

PART I

Item 1. Description of Business

In this annual report, the words "CSI Business Finance, Inc.", the "Company," "we," "our" and "us" refer to CSI Business Finance, Inc, collectively with our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year ends on December 31st.

On August 25, 2005, Health Express USA, Inc., a Florida corporation entered into a share exchange agreement with CSI Business Finance, Inc., a Texas corporation, and the shareholders of CSI Business Finance (Corporate Strategies, Inc.). The transaction is being reflected as a reverse acquisition since control of the Company has passed to the shareholders of Corporate Strategies. The merged group was subsequently renamed CSI Business Finance Inc., (a Florida corporation).

In December of 2005, the Company discontinued the operations of its San Antonio, TX office which had concentrated on equipment leasing in the health care sector and will focus its business operations from its Houston, TX location.

The Company intends to expand its leasing, lending and factoring activities to micro-cap public and private companies and believes this market is underserved. Management believes there is a significant growth opportunity in the purchase of notes receivable and blocks of common stock from publicly traded micro cap issuers and individual holders of notes and publicly traded common stock. We intend to offer individual issuers and holders in need of liquidity the opportunity to sell these notes or securities quickly and easily. Management believes that gains are possible in holding these notes and securities and then selling the securities or collecting the notes purchased in the normal course of business over a reasonable period of time.

Management of the Company mitigates risk in lending to this business segment by securing loans with pledged assets (collateral) that, when liquidated, have a reasonable probability of proceeds to retire the liability. In some instances, the Company obtains personal guarantees from individuals of net worth which are adequate to repay the liability in the event of default. Additionally, in the example of public company finance, we utilize conversion features at a substantial discount to the market in the event of default that would allow the Company adequate proceeds from the sale of the borrower's stock to repay the liability to the Company.

Competition for the services we provide comes mainly from financial institutions that provide factoring services, equipment leases and small business loans, many of which have substantially more capital resources than the Company.

The Company currently has 3 full time employees and employs the services of 2 others on a contract basis.

Item 2. Description of Property

CSI Business Finance, Inc. maintains its headquarters in Houston, Texas through an arrangement with an affiliated company which provides for the use of 2,644 square feet of office space. We believe that its property is adequate and suitable for the Company's current needs.

Item 3. Legal Proceedings

The Company completed an agreement in lieu of foreclosure with Bio-One Corporation (“Bio-One”) on March 22, 2006 and received the stock of Interactive Nutrition International, Inc (INII), along with other assets and claims, in return for the forgiveness of $9,600,000 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by Price Waterhouse Coopers as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah (collectively, the “Sellers”), purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. The Nasrallahs were operating INII and controlling all bank accounts, financial decisions and day to day operations at the time of this action. The Nasrallahs continue to act as employees operating INII. A Court supervised sale of assets has been requested by the Receiver, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. The Company has had an independent valuation done on the assets of INII and it indicates significant value in excess of the amounts purported to be owed the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah, Roxanne Anderson and Price Waterhouse Coopers, Inc. filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. While INII and Bio-One previously withdrew these filings, based on their belief a settlement was possible, no settlement was reached. The Company intends to pursue some or all of the previous claims in the filings of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement in Lieu of Foreclosure the Company executed with Bio-One on March 22, 2006. On March 31, 2006, the Company filed a lawsuit in state court in Orlando, Florida against Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah, alleging, among other claims, breach of duty to INII. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of Law. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,600,000 in INII.

Item 4. Submission of Matters to a Vote of Security Holders

On or about August 8, 2005, the Company furnished to all shareholders of record at the close of business on July 25, 2005 a Definitive Information Statement with respect to the intent of a majority of the Company's shareholders to approve (a) an amendment to the Company's Articles of Incorporation to increase the authorized common stock of the Company from 50,000,000 shares to 5,000,000,000 shares and (b) an amendment to the Company's Articles of Incorporation to change the name of the Company from Health Express U.S.A., Inc. to CSI Business Finance, Inc.  The Company filed the Definitive Information Statement with the SEC on Schedule 14C on August 8, 2005.  The proposals were approved and the Information Statement became effective on or about August 28, 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S
COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Information

CSI Business Finance’s common stock, par value $0.001 per share, is traded on the Over-the-Counter Bulletin Board (OTCBB) Market under the symbol CSIB.OB. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The following table sets forth the range of high and low closing bid prices for our common stock as reported on the OTCBB during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three Months Ended March 31, 2003	$1.07	$0.65
Three Months Ended June 30, 2003	$0.90	$0.40
Three Months Ended September 30, 2003	$0.80	$0.40
Three Months Ended December 31, 2003	$0.69	$0.35

Three Months Ended March 31, 2004	$0.37	$0.14
Three Months Ended June 30, 2004	$0.21	$0.085
Three Months Ended September 30, 2004	$0.09	$0.04
Three Months Ended December 31, 2004	$0.070	$0.006

Three Months Ended March 31, 2005	$0.017	$0.008
Three Months Ended June 30, 2005	$0.01	$0.004
Three Months Ended September 30, 2005 (1)	$0.007	$0.003
Three Months Ended December 31,2005	$0.0075	$0.0012

(1) Share Exchange Agreement between Company and Health Express USA took place on August 25, 2005 (the Exchange Date). Any common stock data transactions which occured prior to the Exchange Date, pertain to Health Express USA, Inc.

As of December 31, 2005, there were approximately one hundred and two (102) holders of record of the Company’s common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

The Company has never declared or paid any cash dividends on its common shares.

The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

There are currently no plans in effect.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CSI Business Finance, Inc, formerly Health Express USA, Inc., was incorporated in Florida on July 2, 1998. On August 25, 2005, the Company completed the closing of that certain Share Exchange Agreement, by and among the Company, CSI Business Finance, Inc., a Texas corporation and now wholly-owned subsidiary of the Company herein referred to as ("CSI") and the shareholder of CSI (the "CSI Shareholder"). The transaction was accounted for as a reverse acquisition since control of the Company passed to the shareholders of the acquired company (CSI). The ongoing operations are the operations of CSI prior to the merger.

Subsequent to the merger, the Company’s consolidated operations have expanded to include the purchase of debentures and notes receivable, secured lending and factoring to micro-cap, public and private companies, and investing in marketable securities.

The Company primarily generates revenues from financing and investing activities. To date these activities have included equipment leasing, factoring, brokerage activities earned in originating and selling business leases, providing short term secured lending, and investing in marketable securities. Management believes there is a significant growth opportunity in the purchase of notes receivable and blocks of common stock from publicly traded micro cap issuers and individual holders of notes and publicly traded common stock. We intend to offer individual issuers and holders in need of liquidity the opportunity to sell these notes or securities quickly and easily. Management believes that gains are possible in holding these notes and securities and then selling the securities or collecting the notes purchased in the normal course of business over a reasonable period of time. The Company may change their areas of focus on financing activities in the future.

Lease income was $77,578 in 2005. We expect lease income to increase in the future as the company has increased capital from prior levels and has developed additional marketing representation that should result in a growing lease portfolio. Conversely, fee income based on brokerage fees earned in originating and selling business leases should decrease, as the Company now has the working capital available to fund leases rather than broker them (fee income was $112,782 in 2005).

Interest Income was $183,930 in 2005, attributable to the Company originating secured business loans and debentures. We expect this line of revenue to increase in the future since the Company has increased working capital available for business lending and factoring.

Trading losses of $365,641 were offset by $21,156 of dividends in 2005 on the Company’s portfolio. The losses were attributable to sharp, short term losses in value of certain portfolio segments that were not properly hedged against sudden decreases in value. The Company has taken steps to protect its portfolio with the use of put and call options to limit the risk of losses in the future, while maximizing upside potential.

The Company has not yet reached the size to benefit from separate office space and a dedicated staff, and shares office space and certain administrative functions and staff with an affiliated company. Costs are allocated for these shared functions based on an estimate of time usage.

Salaries and Benefits were $323,492 in 2005, and are expected to remain at approximately this level for the near future.

Professional fees of $153,045 include approximately $64,000 of amortization of deferred issuance of convertible debt. The remainder relates to accounting, legal and consulting fees.

Interest Expense was $285,697 in 2005. Interest primarily relates to $15,635,199 of five percent (5%) convertible debentures entered into in October 2005 to fund anticipated growth of CSI Business Finance, Inc. The full year’s interest expense in 2006 is expected to be approximately $780,000.

Merger expense of $813,193 in 2005 primarily represents liabilities assumed in excess of assets acquired in the August 2005 merger and is net of $62,958 gain from settlement of a liability acquired in the merger.

Liquidity and Capital Resources

The Company has working capital of $5,227,830 at December 31, 2006, including marketable securities of $6,046,719. The Company entered into commitments in the first quarter 2006 to fund up to $800,000 monthly to two new accounts receivable factoring clients.

Management believes it has adequate working capital and cash to be provided from operating activities to fund current and planned levels of operations for the foreseeable future.

Critical Accounting Policies

Derivative Financial Instruments – The Convertible Notes, both payable and receivable have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified that the following instruments have derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

•	Cornell Debenture Payable issued 9/9/05 in the face amount of $15,635,199
•	Bio-One Debenture Receivable acquired on 9/9/05 in the face amount of $8,500,000

The Company has identified that the above debentures have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative assets or liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The embedded derivatives within the Convertible Notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivative liabilities." The Company has utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's or Bio-One’s common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's or Bio-One’s stock at the balance sheet date and the amount of shares converted by the note holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Item 7. Financial Statements

The Consolidated Financial Statements of CSI Business Finance, Inc. required by Item 310(a) of Regulation S-B are attached to this Annual Report. Reference is made to Item 13 below for an Index to such Consolidated Financial Statements.

Item 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous Independent Accountants

(1) (i) Effective October 28, 2005, CSI Business Finance, Inc. (formerly Health Express USA, Inc. and hereinafter referred to as the “Registrant”) dismissed Salberg & Company, P.A. (“Salberg”) as its independent registered public accounting firm.

(ii) Salberg’s report on the Registrant’s financial statements for the past two (2) fiscal years, which includes Salberg’s sole report for the fiscal year ended December 26, 2004, did not contain in adverse opinion or a disclaimer of opinion and was not qualified as to uncertainty, audit scope, or accounting principles; however, the report included an explanatory paragraph wherein Salberg expressed substantial doubt about the Registrant’s ability to continue as a going concern.

(iii) The change of independent registered public accountants was approved by the Registrant’s Board of Directors on October 28, 2005.

(iv) During the Registrant’s most recent two (2) fiscal years, which includes the sole report on the Registrant’s financial statements for the year ended December 26, 2004, as well as the subsequent interim period through October 28, 2005, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

(v) During the Registrant’s most recent two (2) fiscal years, which included the sole report on the Registrant’s financial statements for the year ended December 26, 2004, as well as the subsequent interim period through October 28, 2005, Salberg did not advise the Registrant of any of the matters identified in Item 304(a)(1)(i)(B) of Regulation S-B.

(b) New Independent Accountants

On October 28, 2005, the Registrant engaged Thomas Leger & Co., L.L.P. (“Thomas Leger”) as its independent registered public accounting firm to audit the Registrant’s financial statements. The Registrant did not consult Thomas Leger on any matters described in Item 304(a)(2)(i) or (ii) of Regulation S-B during the Registrant’s two (2) most recent fiscal years or any subsequent interim period prior to engaging Thomas Leger. Thomas Leger were previous the auditors of CSI.

ITEM 8A. CONTROLS AND PROCEDURES

Because of its size, the Company shares its accounting staff with an affiliated company and is comprised of its Chief Financial Officer, accounting manager and a data entry clerk, all of whom are considered contract employees since they are on the payroll of its affiliate and the Company reimburses its affiliate for the Company’s share of the costs.

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and contract Chief Financial Officer.

In connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2005, our independent registered public accounting firm informed us that we had significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board, which had been identified in connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2005.

The weaknesses in question were detected during the audit of our consolidated financial statements for the fiscal year ended December 31, 2005, which audit occurred in February through March 2006.

The weaknesses were detected in the routine course of the audit review of accounting for certain non-routine transactions.

The specific problems identified by the auditor were (1) lack of segregation of duties necessary to maintain proper checks and balances between functions, (2) failure of internal personnel to adequately communicate the scope and nature of non-routine transactions, and (3) application of improper accounting principles to financial derivatives. The absence of qualified full time accounting personnel was a contributing factor to the problems identified by the auditor. The specific circumstances giving rise to the weaknesses include utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel. As a result of the absence of full time in-house accounting personnel and the failure of in-house personnel to adequately communicate information to the outside contract accountants, certain journal entries required during 2004 and 2005 were not made until the time of the audit when the need for such entries was identified by the auditor.

As a result of our review of the items identified by our auditors, we have concluded that our previous derivative accounting policies were incorrect and a communication failure resulted in not properly disclosing hedging activities.

In light of the above, we have determined to restate our consolidated financial statements for the third quarter of 2005 to correct our accounting for derivatives.

Further, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2005. More specifically, our failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure during 2005 to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, arising from the issuance during 2005 and a failure during the last quarter of 2005 to properly disclose hedging activities.

The Company has taken the following steps to address the specific problems identified by the auditors:

1)
Our current Chief Financial Officer (CFO) is a part time, contract employee. Due to family health issues he is unable to devote full time to this position and will resign as contract CFO and become a part time contract controller. Our affiliate has authorized the hiring of a contract Chief Financial Officer and a contract full-time bookkeeper to allow us to properly implement the segregation of duties necessary to maintain checks and balances between functions of our contract accounting manager, contract controller, and Executive functions.

2)	All non-routine transactions will be reviewed by our contract Chief Financial Officer, contract controller and contract accounting manager before they are completed.

3)	Our contract Chief Financial Officer will monitor our accounting policies to assure proper accounting for financial derivatives and other unusual transactions on an ongoing basis.

During the quarter ended December 31, 2005 a full time accounting manager was hired by our affiliate. We believe that in conjunction with the hiring of a contract full time bookkeeper we will be able to materially improve our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

MANAGEMENT

The Company is not aware of any legal proceedings in which any Director, executive officer, affiliate or any owner of record or beneficial owner of more than five percent (5%) of any class of voting securities of the Company, or any associate of any such Director, executive officer or affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

The following table sets forth the names and ages of the current Directors and executive officers of the Company and the positions held by each person at the Company. The executive officers of the Company are elected annually by the Board. The Directors serve one (1) year terms until their successors are elected. The executive officers serve terms of one (1) year or until their death, resignation or removal by the Board.

Name	Age	Position(s)
Timothy J. Connolly	53	Director and Chief Executive Officer
A.P. Shukis	61	Chief Financial Officer

As Mr. Connolly is the sole director, there are no family relationships among any of the Directors or executive officers of the Company. Except as provided herein, none of the Company’s Directors or executive officers is a Director of any company that files reports with the SEC. None of the Company’s Directors have been involved in any bankruptcy or criminal proceeding (excluding traffic and other minor offenses), and none have been enjoined from engaging in any business during the past five (5) years.

Set forth below is a brief description of the background and business experience of each of the Company’s existing Directors and executive officers for the past five (5) years:

Timothy J. Connolly has served as Chief Executive Officer of the Company since August 30, 2005 and has served as a Director of the Company effective August 25, 2005. Mr. Connolly has been actively engaged in the development of companies for over twenty (20) years, and has been the Chairman, President or CEO of numerous private and public companies. He is currently Vice Chairman of the Board of Directors and Chief Executive Officer of Emerge Capital Corp (OTCBB:EMGC). He is also an elected official, serving as the President and Chairman of the Board of Weston Municipal Utility District for the last twenty (20) years. Mr. Connolly has been a principal or consultant in transactions over the last twenty (20) years that total in excess of $500 million. He is particularly skilled in the areas of short and long term strategic planning, capital formation, mergers and acquisitions, marketing, sales strategy and crisis resolution. Mr. Connolly is also a nationally syndicated business journalist on both Business Talk Radio Network and Cable Radio Network.

A.P. Shukis has served as contract Chief Financial Officer of the Company since August 30, 2005. He spent four and one half (4 1/2) years as a senior auditor for Arthur Young & Co. before leaving to pursue a career in the oil and gas industry. During his career, which included a fifteen (15) year stint as controller of a public U.S. company traded on the London Stock Exchange, he gained extensive experience in the areas of financial reporting, due diligence, treasury, internal control, budgeting and forecasting and banking relations. Mr. Shukis has served as a Director of Dril-Quip Inc. (NYSE:DRQ) since 2003. Mr. Shukis received his undergraduate degree from the University of Houston in 1971.

Item 10. Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2005, 2004 and 2003. No other executive officer received compensation exceeding $100,000 during the years ended December 31, 2005, 2004 and 2003.

SUMMARY COMPENSATION TABLE
					Long Term
		Annual Compensation			Compensation Awards
					Securities Underlying Options
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	(Number of Shares)	All Other Compensation
Timothy J. Connolly,	2005	$40,000	$156,500	$-	$-	$-
Chief Executive Officer	2004	$-	$-	$-	$-	$-
	2003	N/A	N/A	N/A	$-	$-

Stock Options:

For the years ended December 31, 2003, 2004 and 2005, there were no options granted.

Employment Agreements:

None.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

			AMOUNT &		TOTAL OF
		AMOUNT OF	NATURE OF		DIRECT AND
TITLE OF	NAME AND ADDRESS	DIRECT	BENEFICIAL		BENEFICIAL	PERCENTAGE
CLASS	OF BENEFICIAL OWNER	OWNERSHIP	OWNERSHIP		OWNERSHIP	OF CLASS (1)

Common	Susan Greenfield
	19277 Natures View Court	80,957,079	-		80,957,079	51.50%
	Boca Raton, FL 33498

Common	Charles Bleiwise
	19133 Streamside Court	27,694,819	-		27,694,819	17.62%
	Boca Raton, FL 33498

Common	Cornell Capital Partners, LP
	101 Hudson Street, Suite 3701	19,000,000	-		19,000,000	12.09%
	Jersey City, New Jersey 07302

Series A	Michael O. Sutton
Preferred	10806 Briar Branch Lane		19,798		19,798	19.80%
	Houston, TX 77024

Series A	Jan Carson Connolly
Preferred	8602 Pasture View Lane		71,455	(2)	71,455	71.46%
	Houston, TX 77024

Series A	Timothy J. Connolly
Preferred	109 North Post Oak Lane		71,455	(3)	71,455	71.46%
	Suite 422
	Houston, TX 77024

(1)
Applicable percentages of ownership are based on 157,191,508 shares of common stock and 100,000 shares of Series A Preferred outstanding on April 17, 2006 for each shareholder. Each Series A Preferred share will be convertible into 19,500 shares of common stock after August 30, 2006 in accordance with the Share Exchange Agreement. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertibleinto shares of common stock that are currently exercisable or exercisable within sixty (60) days of April 17, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, butare not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 10,720 shares of Series A Preferred and 60,735 shares of Series A preferred owned by spouse

(3)	Includes 60,735 shares of Series A Preferred and 10,720 shares of Series A preferred owned by spouse

(b) SECURITY OWNERSHIP OF MANAGEMENT

			AMOUNT &		TOTAL OF
		AMOUNT OF	NATURE OF		DIRECT AND
TITLE OF	NAME AND ADDRESS	DIRECT	BENEFICIAL		BENEFICIAL	PERCENTAGE
CLASS	OF BENEFICIAL OWNER	OWNERSHIP	OWNERSHIP		OWNERSHIP	OF CLASS (1)

Common	Timothy J. Connolly
	109 North Post Oak Lane	-	-		-	0%
	Suite 422
	Houston, TX 77024

	All Directors and Executive
	Officers as a Group (1 Person)	-	-		-	0%

Series A	Timothy J. Connolly
Preferred	109 North Post Oak Lane	-	71,455	(2)	71,455	71.46%
	Suite 422
	Houston, TX 77024

	All Directors and Executive
	Officers as a Group (1 Person)	-	71,455		71,455	71.46%

(1)
Applicable percentages of ownership are based on 157,191,508 shares of common stock and 100,000 shares of Series A Preferred outstanding on April 17, 2006 for each shareholder. Each Series A Preferred share will be convertible into 19,500 shares of common stock after August 30, 2006, in accordance with the Share Exchange Agreement. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertibleinto shares of common stock that are currently exercisable or exercisable within sixty (60) days of April 17, 2006 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, butare not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Includes 60,735 shares of Series A Preferred and 10,720 shares of Series A Preferred owned by spouse.

Item 12. Certain Relationships and Related Transactions

AFFILIATED COMPANY

The Company completed an agreement in lieu of foreclosure with Bio-One Corporation (“Bio-One”) on March 22, 2006 and received the stock of Interactive Nutrition International, Inc (“INII”), along with other assets and claims, in return for the forgiveness of $9,600,000 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by Price Waterhouse Coopers as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah (collectively, the “Sellers”), purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. The Nasrallahs were operating INII and controlling all bank accounts, financial decisions and day to day operations at the time of this action. The Nasrallahs continue to act as employees operating INII. A Court supervised sale of assets has been requested by the Receiver, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. The Company has had an independent valuation done on the assets of INII and it indicates significant value in excess of the amounts purported to be owed the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah, Roxanne Anderson and Price Waterhouse Coopers, Inc. filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. While INII and Bio-One previously withdrew these filings, based on their belief a settlement was possible, no settlement was reached. The Company intends to pursue some or all of the previous claims in the filings of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement in Lieu of Foreclosure the Company executed with Bio-One on March 22, 2006. On March 31, 2006, the Company filed a lawsuit in state court in Orlando, Florida against Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah, alleging, among other claims, breach of duty to INII. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of Law. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,600,000 in INII.

Effective September 9, 2005, the Company issued a secured convertible debenture to Cornell Capital Partners, LP in the amount of $15,635,199.

Cornell Capital has significant relationships with affiliated companies, both as a purchaser and lender.

Because of its size, the Company shares its accounting staff with an affiliated company and is comprised of its Chief Financial Officer, accounting manager and a data entry clerk, all of whom are considered contract employees since they are on the payroll of its affiliate and the Company reimburses its affiliates for the Company's share of the costs. During 2005, the Company was allocated approximately 55,000 of general and administrative expenses by its affilate.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	Documents Files As A Part of This Report:

See Index to Consolidated Financial Statements attached which are filed as part of this Annual Report.

(b)	Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1	Articles of Amendment to the Articles of Incorporation of Health Express USA, Inc.	Incorporated by reference as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on August 30, 2005
4.1	Certificate of Designation of the Series A Convertible Preferred Stock of Health Express USA, Inc.	Incorporated by reference as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on August 30, 2005
10.1	Secured Promissory Note, dated March 9, 2005, issued to Aim American Mortgage, Inc.	Incorporated by reference as Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on March 11, 2005
10.2	Pledge and Escrow Agreement, dated March 9, 2005, by and among Health Express USA, Inc., Aim American Mortgage, Inc. and Kirkpatrick & Lockhart Nicholson Graham LLP, as escrow agent	Incorporated by reference as Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on March 11, 2005

10.3	Settlement Agreement with Mutual Releases, dated June 15, 2005, by and between Health Express USA, Inc. and Charles D. Bleiwise	Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 17, 2005
10.4	Settlement Agreement with Mutual Releases, dated June 15, 2005, by and among Health Express USA, Inc., Health Express Franchise Company, The Myrick Corp., The Junie Corp. and Susan Greenfield	Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on June 17, 2005
10.5	Share Exchange Agreement, dated June 17, 2005, by and among Health Express USA, Inc., CSI Business Finance, Inc. and the shareholders of CSI Business Finance, Inc.	Incorporated by reference as Exhibit 99.1 to the Company’s Current Report on 8-K filed with the U.S. Securities and Exchange Commission on June 21, 2005
10.6	Amendment No. 1 to the Share Exchange Agreement, dated August 5, 2005, by and among the Health Express USA, Inc., CSI Business Finance, Inc. and the shareholders of CSI Business Finance, Inc.	Incorporated by reference as Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on August 30, 2005
10.7	Securities Purchase Agreement, dated as of September 9, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005
10.8	Security Agreement, dated as of September 9, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005
10.9	Investor Registration Rights Agreement, dated as of September 9, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.3 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005
10.10	Convertible Debenture, dated as of September 9, 2005, issued to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.4 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005
10.11	Escrow Agreement, dated September 9, 2005, by and among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq.	Incorporated by reference as Exhibit 99.5 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005

10.12	Assignment Agreement, dated September 9, 2005, by and among the Company, Cornell Capital Partners and Bio-One Corporation	Incorporated by reference as Exhibit 99.6 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005
10.13	Collateral Assignment Agreement, dated September 9, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.7 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005
10.14	Agreement With Respect To Obligations, dated March 10, 2006, by and between Bio-One Corporation and CSI Business Finance, Inc., on behalf of itself and as agent for Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on March 17, 2006
10.15
Agreement With Respect To Obligations In Lieu of Foreclosure, dated March 22, 2006, by and between Bio-One Corporation and CSI Business Finance, Inc., on behalf of itself and as agent for Cornell Capital Partners, LP
Incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on March 24, 2006
10.16	Assignment of Claims, dated March 22, 2006, by and between Bio-One Corporation and CSI Business Finance, Inc.	Incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on March 24, 2006
16.1	Letter, dated October 31, 2005, from Salberg & Company, P.A.	Incorporated by reference as Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on November 2, 2005
31.1	Certificate pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
31.2	Certificate pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith
99.1	Report of Independent Registered Public Accounting Firm and Audited Financials Statements of CSI Business Finance, Inc.	Incorporated by reference as Exhibit 99.1 to the Company’s Current Report on Form 8-K/A as filed with the U.S. Securities and Exchange Commission on November 11, 2005
99.2	Interim Unaudited Financials Statements of CSI Business Finance, Inc.	Incorporated by reference as Exhibit 99.2 to the Company’s Current Report on Form 8-K/A as filed with the U.S. Securities and Exchange Commission on November 11, 2005
99.3	Pro Forma Financial Statements for CSI Business Finance, Inc. and Health Express USA, Inc.	Incorporated by reference as Exhibit 99.3 to the Company’s Current Report on Form 8-K/A as filed with the U.S. Securities and Exchange Commission on November 11, 2005
99.4	Lawsuit in state court in Orlando, Florida against Eli Nasrallah, Joseph Nasrallah and Pamela Nasrallah	Provided herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1) CSI Business Finance, Inc. (the Texas corporation) paid to Thomas Leger & Co., L.L.P. ("Leger") audit fees of $4,376 for the audit of fiscal year 2004 and $0 for 2004 quarterly reviews. The Company paid Leger audit fees of $22,943 for the audit of fiscal year 2005 and $4,500 for 2005 quarterly reviews. The 2005 audit fees above represent fees billed through March 18, 2006 and do not include the final billing for the 2005 audit.

(2) The Company paid Leger audit related fees of $16,475 in 2005 which are costs associated with the merger of CSI Business Finance, Inc. with Health Express USA, Inc., including the filings of Form 8-K.

(3) The Company has not paid for tax services to Leger.

(4) The Company has not paid for any other services to Leger.

(5) Audit Committee pre-approval policies and procedures. The Company does not currently have an audit committee. Timothy J. Connolly, sole Director of CSI Business Finance, Inc., approved the engagement of Leger.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Exchange Act, CSI Business Finance, Inc. has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized April 17, 2006.

April 17, 2006
CSI Business Finance, Inc.

	By:	/s/ Timothy J. Connolly
Timothy J. Connolly Chief Executive Officer

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheet as of December 31, 2005	F-2

Consolidated Statements of Operations for the Period From
October 22, 2004 (Inception) to December 31, 2004 and for
the Year Ended December 31, 2005	F-3

Consolidated Statements of Changes in Shareholders’ Deficit
for the Period From October 22, 2004 (Inception) to December 31, 2004 and
for the Year Ended December 31, 2005	F-4

Consolidated Statements of Cash Flows for
the Year Ended December 31, 2005 and for the Period From
October 22, 2004 (Inception) to December 31, 2004	F-5

Notes to the Consolidated Financial Statements	F-6 to F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

To the Shareholders
CSI Business Finance, Inc. (formerly Health Express USA, Inc.) and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of CSI Business Finance, Inc. (formerly Health Express USA, Inc.) and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2005 and for the period from October 22, 2004 (inception) to December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of CSI Business Finance, Inc. (formerly Health Express USA, Inc.) and Subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the year ended December 31, 2005 and for the period from October 22, 2004 (inception) to December 31, 2004  in conformity with accounting principles generally accepted in the United States of America.

/s/	Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.

April 8, 2006
Houston, Texas

CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS

CURRENT ASSETS
Cash	$204,243
Debenture receivable	519,238
Deferred financing costs	191,665
Derivative asset	26,169
Notes receivable	1,403,474
Investment in marketable securities	6,046,719
Accounts receivable, accrued interest and prepaids	47,232
Minimum lease payments receivable	272,368
Total current assets	8,711,108

NONCURRENT ASSETS
Debenture receivable--net of debenture premium of $28,840	8,471,160
Accrued interest receivable	130,114
Fixed assets, net	8,078
Deferred financing costs	323,998
Total noncurrent assets	8,933,350
TOTAL ASSETS	$17,644,458

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$124,793
Accrued liabilities	7,488
Notes payable to affiliate	344,282
Margin loan	2,936,194
Unearned income	70,521
Total current liabilities	3,483,278

NONCURRENT LIABILITIES
Debenture payable--net of discount of $371,090	15,264,109
Derivative liability	368,600
Accrued interest payable - noncurrent	242,024
Total noncurrent liabilities	15,874,733

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value; 10,000,000 shares authorized:
Preferred stock Series A Convertible $0.01 par value;
100,000 shares authorized, issued and outstanding and no
liquidation or redemption value	1,000
Common stock, par value $0.001; 5,000,000,000 shares
authorized; 157,191,508 issued and outstanding	157,191
Retained defecit	(1,871,744)
Total shareholders' deficit	(1,713,553)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$17,644,458

The accompanying notes are an integral part of these consolidated financial statements.

CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2005	2004 (1)
REVENUE
Lease income	$77,578	$6,653
Fee income	112,782	-
Trading losses	(365,641)
Dividends from marketable securities	21,156
Interest income from note and debentures receivable	183,930	-
Total revenue	29,805	6,653

OPERATING EXPENSES
Salaries and benefits	323,492	-
Business development, travel and entertainment	41,547	-
Depreciation and amortization	12,447	953
Professional fees	153,045	2,825
Contributions	21,000	-
Other	83,310	-
Total expenses - 2005 includes $55,000 of expenses allocated from an affiliated entity	634,841	3,778
OPERATING INCOME (LOSS)	(605,036)	2,875

OTHER (INCOME) EXPENSE
Interest expense	285,697	-
Interest expense--derivatives	38,038	-
Net change in fair value of derivatives	(37,857)	-
Interest income	(21,852)	-
Merger expense	813,193	-
Other expense	17,403	-
Total other expense	1,094,622	-

Income (Loss) before provision for income taxes	(1,699,658)	2,875

INCOME TAX PROVISION	-	771
NET INCOME (LOSS)	(1,699,658)	2,104

Preferred dividends paid	12,000	4,000

LOSS APPLICABLE TO COMMON SHARES	$(1,711,658)	$(1,896)

Net loss per share for basic and diluted	$(0.03)	(0.00)

Weighted shares outstanding for basic and diluted	52,397,836	52,397,836

(1) For the period from October 22, 2004 (inception) to December 31, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Period From October 22, 2004 (Inception) to December 31, 2004 and For the Year Ended December 31, 2005

	Series A Preferred		Common Stock		Series A Convertible Preferred		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Retained Deficit	Total

October 22, 2004	-	$-		$-	-	$-	-	$-	$-	$-	$-
Issuance of stock	200	$2	1,000	10	-	-	-	-	200,988	-	201,000
Net income	-	-	-	-	-	-	-	-	-	2,104	2,104
Preferred dividends paid	-	-	-	-	-	-	-	-	-	(4,000)	(4,000)
Balance, December 31, 2004	200	2	1,000	10	-	-	-	-	200,988	(1,896)	199,104

Redemption of preferred stock	(200)	(2)	-	-	-	-	-	-	(199,998)	-	(200,000)
Recapitalization through reverse merger and acquisition of Health Express USA, Inc.	-	-	(1,000)	(10)	100,000	1,000	157,191,508	157,191	(990)	(158,190)	(999)
Net loss	-	-	-	-	-	-	-	-	-	(1,699,658)	(1,699,658)
Preferred dividends paid	-	-	-	-	-	-	-	-	-	(12,000)	(12,000)
Balance, December 31, 2005	-	$-	-	$-	100,000	$1,000	157,191,508	$157,191	$-	$(1,871,744)	$(1,713,553)

The accompanying notes are an integral part of these consolidated financial statements.

CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31
	2005	2004 (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,699,658)	$2,104
Adjustment to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	12,447	953
Non-cash expense for redemption of preferred stock	40,000	-
Non-cash unearned revenues	(40,339)	(6,653)
Non-other cash expenses	89,478	3,596
Non-cash interest expense-derivatives	38,079	-
Net change in fair value of derivatives	(37,857)	-
Non-cash merger expense	813,192	-
(Increase) decrease in assets:
Other accounts receivable	(24,052)	-
Notes receivable	(880,672)	-
Change in debenture receivable	(519,238)	-
Change in minimum lease payments receivables	108,358	-
Change in deferred expenses	59,337	-
Prepaid and other	(101,096)	-
Investment in marketable securities	(6,046,719)	-
Increase (decrease) in liabilities:
Change in margin loans	2,936,194	-
Accounts payable	115,723	-
Accrued liabilities	15,349	-
Net cash used in operating activities	(5,121,474)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(9,085)	-
Purchase of minimum lease payments receivable	(25,037)	-
Net cash used in investing activities	(34,122)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sale of convertible debentures	5,371,839	-
Preferred dividends paid	(12,000)	-
Net cash provided by financing activities	5,359,839	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	204,243	-
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	-
CASH AND CASH EQUIVALENTS, END OF YEAR	$204,243	$-

SUPPLEMENTAL INFORMATION
Interest paid	$-	$-
Taxes paid	-	-
Acquired in merger:
Accounts payable and accrued liabilities	262,231	-
Convertible debentures and notes payable	547,537	-
Accrued interest payable	73,244	-
Issuance of Series A Convertible Preferred Stock	1,000	-
Payment of debentures, notes payable and accrued interest	635,119	-
Derivative liabilitiy	413,603	-
Derivative asset	33,315	-
Discount on debenture	413,603	-
Write -off of intangible	21,927	-
Debenture receivable	8,500,000	-
Debenture payable	10,263,360	-
Notes receivable	500,000	-

(1) For the period from October 22, 2004 (inception) to December 31, 2004.

The accompanying notes are an integral part of these consolidated financial statements.

CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2005 and 2004

Note 1 - DESCRIPTION OF MERGER AND RELATED EVENTS

CSI Business Finance, Inc. (the “Company”), formerly Health Express USA, Inc., was incorporated in Florida on July 2, 1998. On August 25, 2005, the Company completed the closing of that certain Share Exchange Agreement, by and between the Company, CSI Business Finance, Inc., a Texas corporation and now wholly-owned subsidiary of the Company herein referred to as ("CSI") and the shareholder of CSI (the "CSI Shareholder").

On August 25, 2005, the Company effectively exchanged with the CSI Shareholder the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company, and CSI became a wholly-owned subsidiary of the Company. Each share of the Company's Series A Preferred Stock is convertible into 19,500 shares of common stock of the Company, beginning one year after the effective date of the merger. The Preferred shares were subsequently distributed to the shareholders of Corporate Strategies, Inc., the former shareholder of CSI. In addition, at the exchange date, 108,171,525 shares of common stock of the Company were issued to pay off notes and debentures. If the preferred shareholders were to convert to common stock as of the date of the merger, they would hold 1,950,000,000 shares, or ninety-two and one half percent (92.5%) of the issued and outstanding shares of common stock of the Company. This conversion would result in the Series A Preferred Shareholders effectively controlling the Company.

The Series A Convertible Preferred Shareholders and the holders of the common stock of the Company vote together and not as separate classes, and the Preferred Stock shall be counted on an "as converted" basis, thereby giving the Preferred Shareholders control of the Company. The transaction was accounted for as a reverse acquisition since control of the Company passed to the shareholders of the acquired company (CSI).

Note 2 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CSI, the operating entity of the Company, was incorporated primarily for the purpose of engaging in equipment leasing. Subsequent to the merger, the Company's consolidated operations have expanded to include the purchase of debentures and notes receivable, secured lending and factoring to micro-cap public and private companies, and investing in marketable securities.

Since CSI is the surviving entity of the reverse merger, the financial reports include the operating results of CSI for the entire year 2005 and the results of operations for the period August 25, 2005 through December 31, 2005 for the Company. The December 31, 2004 financial statements of the Company represent CSI’s results of operations for the period from October 22, 2004 (inception) to December 31, 2004.

The consolidated financial statements include the accounts of CSI Business Finance, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition and Finance Leases

The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Revenue is recognized at the date a formal arrangement exists, the price is fixed or determinable, the delivery is complete, no other significant obligation of the Company exists and collectibility is reasonably assured.

Lease agreements, under which the Company recovers substantially all its investment from the minimum lease payments, are accounted for as finance leases. At lease commencement, the Company records a minimum lease payment receivable and unearned lease income. The remaining unearned income is recognized as revenue over the term of receivables using the interest method.

The leases at December 31, 2005 were settled and cancelled in the first quarter 2006. Accordingly, the Company believes a summary of installments due under the original contract terms is not meaningful.

Marketable securities gains (losses) is both trading gains or losses and the change in market value of the trading securities owned by the Company, including related puts and calls, in accordance with Financial Accounting Standard 115 “Accounting for Certain Investments in Debt and Equity Securities.”

Marketable Securities and Hedging Activities

The company routinely invests in dividend paying publicly traded securities. In the normal course of holding these stocks, the Company may write “covered calls” against owned securities to increase income. The Company often purchases “put options” in these same owned securities to protect against loss from potential dramatic decrease in the value of these securities. The Company’s strategy is to preserve the income stream from the dividends on owned securities, and use the option income to pay for the put options to protect the Company's investments. The strategy is not yet perfected and the put options have not risen in value to cover all investment losses, but have reduced losses from market downturns. We anticipate continuing to refine this basic strategy in the future, while constantly assessing the risks and returns on the capital invested.

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized. At December 31, 2005, the Company had $9,085 in office equipment with a related revenue and depreciation expense of $1,007.

Derivative Financial Instruments

The derivatives from both the debenture payable and receivable have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

The Company will file a consolidated tax return with its subsidiaries. Income (loss) of CSI Business Finance, a Texas corporation, for the period prior to the spin off will be included in the tax return of its former parent, Emerge Capital Corp.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity of three months or less to be cash equivalents.

Collectibility of Debentures and Notes Receivable

The debentures and notes are valued quarterly to determine collectibility. The Company does not believe any reserve for collectibility is required at December 31, 2005.

Fair Value Disclosure at December 31, 2005

The carrying value of cash, notes and accounts receivable, accounts payable, accrued liabilities and notes payable are reasonable estimates of their fair value because of short-term maturity.

Recent Accounting Pronouncements

In April 2005, the Securities and Exchange Commission amended the effective date of Statement of Financial Accounting Standards No. 123R, "Share Based Payment" ("SFAS 123R"), from the first interim or annual period after June 15, 2005 to the beginning of the next fiscal year that begins after June 15, 2005. SFAS 123R requires that the cost of all share-based payments to employees, including grants of employee stock options, be recognized in the financial statements based on their fair values. That cost will be recognized as an expense over the vesting period of the award. Pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. In addition, the Company will be required to determine fair value in accordance with SFAS 123R. The Company does not expect that SFAS 123R will have a material impact on its consolidated financial statements.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3"("SFAS 154"), which is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 applies to all voluntary changes in accounting principles, and changes the accounting and reporting requirements for a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets to be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS 154 carries forward without change the guidance in APB 20 for reporting the correction of an error in previously issued financial statements, a change in accounting estimate and a change in reporting entity, as well as the provisions of SFAS 3 that govern reporting accounting changes in interim financial statements. The Company does not expect that SFAS 154 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS No. 153"). Previous guidance regarding the accounting for nonmonetary assets was based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This previous guidance, however, included certain exceptions to that principle, SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are generally effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 is an interpretation of FAS No. 143, Asset Retirement Obligations, and relates to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived assets in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The adoption of FIN 47, effective December 31, 2005, did not have an effect on the Company's consolidated results of operations or financial position.

Note 4 - RESTATEMENT OF PRIOR PERIODS

The Company has restated its financial results for fiscal 2005 and for the related interim periods therein previously reported. The restatement will result in the requirement to reissue the report on Form 10QSB at September 30, 2005 and for the three and nine months then ended. The restatements include adjustments to (a) correct the accounting for convertible debentures to recognize the effects of derivatives, and (b) remove the beneficial conversion feature previously recorded for the convertible debentures.

Note 5 - INVESTMENT IN MARKETABLE SECURITIES

Investments in marketable securities primarily include shares of common stock in various companies and covered “puts” and “calls” related thereto. The investments are considered trading securities, and accordingly any changes in market value are reflected in the consolidated statement of operations. At December 31, 2005 the Company had unrealized losses of $203,660, related to marketable securities held on that date. These unrealized losses are included in the consolidated statements of operations.

Investments may include shares of common stock in companies which do not have a readily determinable fair market value and are accounted for using the cost method. (None at December 31, 2005) Once a quarter, the financial statements, operations and any other information needed to evaluate these investments would be reviewed to determine if an impairment needs to be recorded.

Note 6 - CONCENTRATIONS OF CREDIT LOSS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash balances and debenture, note and lease payment receivables. The Company maintains its cash accounts in high quality FDIC-insured banks. The Company performs on-going credit evaluations to ensure collections and minimize losses on receivables.

The Company completed an agreement in lieu of foreclosure with Bio-One Corporation (“Bio-One”) on March 22, 2006 and received the stock of Interactive Nutrition International, Inc (INII), along with other assets and claims, in return for the forgiveness of $9,600,000 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by Price Waterhouse Coopers as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah (collectively, the “Sellers”), purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. The Nasrallahs were operating INII and controlling all bank accounts, financial decisions and day to day operations at the time of this action. The Nasrallahs continue to act as employees operating INII. A Court supervised sale of assets has been requested by the Receiver, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. The Company has had an independent valuation done on the assets of INII and it indicates significant value in excess of the amounts purported to be owed the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah, Roxanne Anderson and Price Waterhouse Coopers, Inc. filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. While INII and Bio-One previously withdrew these filings, based on their belief a settlement was possible, no settlement was reached. The Company intends to pursue some or all of the previous claims in these filings of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement in Lieu of Foreclosure the Company executed with Bio-One on March 22, 2006. On March 31, 2006, the Company filed a lawsuit in state court in Orlando, Florida against Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah, alleging, among other claims, breach of duty to INII. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of Law. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,600,000 in INII.

Note 7 - CONCENTRATION OF TRANSACTIONS WITH CORNELL CAPITAL PARTNERS, L. P.

At December 31, 2005 , the $15,635,199 convertible debentures secured notes payable was owed to a single creditor, Cornell Capital Partners, L.P (“Cornell”).

Cornell has significant relationships with affiliated companies, both as a purchaser and lender.

Note 8 - NOTE PAYABLE TO AN AFFILIATE

A note payable to Corporate Strategies, Inc, (renamed Emerge Capital, Corp.) the former parent, was entered into on July 1, 2005, prior to the spin-off and merger. The original note of $320,034 is adjusted monthly for net receivable/payable transactions, bears interest at 12%, and is payable on June 30, 2006 or upon demand by Emerge.

Note 9 - MARGIN LOAN.

As of December 31, 2005, the Company had borrowed $2,936,194 on its margin account which is collateralized by its marketable securities. The interest rate on this account is variable and as of December 31, 2005 was approxiamtely 6.5%. The margin loan was covered by approxiamtely $6,046,000 of market value securities.

Note 10 - NOTES AND CONVERTIBLE DEBENTURES RECEIVABLE

On September 9, 2005, the Company purchased a portion of a convertible debenture and related accrued interest for $8,500,000 and two unsecured notes receivable and related accrued interest for $500,000 from Cornell Capital Partners, LP. The notes bear interest at 5%, which is accrued until maturity on June 30, 2006. The notes are convertible, at the option of the Company, into common stock of Bio-One Corporation at a price of $0.75 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion price may be adjusted downward to a lower price per share based on 80% of the average for the the three lowest closing prices for five trading days prior to conversion. The Company has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 4.99% of the outstanding stock. Bio-One has the right to repurchase the Notes at 120% of the face amount. Subsequent to the purchase of these notes by the Company, trading in the stock of Bio One was halted by the SEC: therefore, the Company is solely looking at the collateral for the notes to satisfy the obligation. An Independent appraisal has been obtained, and management is satisfied that the collateral is sufficient to discharge the obligation. (See Note 18 - Subsequent Events)

For the period from acquisition of the convertible notes receivable through December 31, 2005, the amortization of unamortized premium on the notes was $4,475, which has been netted against interest expense in the accompanying statement of operation.

Note 11 - CONVERTIBLE DEBENTURES PAYABLE

Effective September 9, 2005, the Company issued a secured convertible debenture (the "Debenture") to Cornell Capital Partners, LP in the amount of $15,635,199. The notes bear interest at 5%, which is accrued until maturity on September 8, 2008. The notes are convertible, at the option of the holders, into common stock of the Company at a price of $0.0036 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion prices may be adjusted downward to a lower price per share based on the average of the three lowest closing prices for the five trading days prior to conversion. The Holder has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 4.99% of the outstanding stock. The Company has the right to repurchase the Notes at 106% of the face amount.

For the period from inception of the Convertible Notes through December 31, 2005, the amortization of unamortized discount on the Convertible Notes was $42,513, which has been classified as interest expense in the accompanying statement of operation.

Related financing costs totaling $575,000 were capitalized and are being amortized over the life of the debenture. Amortization for the year ended December 31, 2005 totaled $59,337. Proceeds from the debenture were used to acquire the $8,500,000 debenture and the $500,000 unsecured notes discussed above, to pay certain liabilities of the Company assumed in the merger and to provide working capital.

Note 12 - DERIVATIVE FINANCIAL INSTRUMENTS

The derivatives from both the debenture payable and receivable have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has identified the following instruments have derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:
•	Bio-One Debenture Receivable acquired on 9/9/05 in the face amount of $8,500,000
•	Cornell Debenture Payable issued 9/9/05 in the face amount of $15,635,199

The Company has identified the above debentures have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative assets or liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Notes, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The embedded derivatives within the Convertible Notes have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivatives." The Company has utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value model utilized to value the various embedded derivatives in the convertible note receivable, comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Notes, such as the risk-free interest rate, expected Issuer stock price and volatility, likelihood of conversion and or redemption, and likelihood default status and timely registration.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's or Bio-One’s common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's or Bio-One’s stock at the balance sheet date and the amount of shares converted by the note holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $413,603 at September 9, 2005. Using the same methodology, the single compound embedded derivative liability was valued at $368,601 at December 31, 2005. For the period from inception of the Convertible Notes through December 31, 2005, the change in fair value of the derivative liability was a decrease of $45,002, which has been classified as Other Income(Expense).

The derivative instrument related to the debenture payable was initially fair valued at $33,315 on acquisition at September 9, 2005. The single compound embedded derivative liability was valued at $26,169 at December 31, 2005. For the period from acquisition of the Convertible Notes Receivable through the December 31, 2005, the change in fair value of the derivative asset was a decrease of $7,146, which has been classified as Other Income (Expense)-Derivatives.

Note 13 - CAPITAL STOCK

On August 25, 2005, the Company's Board of Directors increased the authorized shares of Capital Stock to Five Billion Ten Million (5,010,000,000) shares as follows:

•	Five Billion (5,000,000,000) shares of common stock having a par value of $0.001 per share; and,
•
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

Previously, on June 17, 2005, the Company took the following corporate actions regarding the creation and designation of Series A Convertible Preferred Stock which were issued on August 25, 2005:

•	100,000 shares authorized;
•	Par value is $0.01 per share;
•	Rank is equal to common stock and junior to all other series of preferred stock;
•	Entitled to dividends when declared on common stock on a pro rata basis on an as converted basis;
•	No liquidation, redemption rights or preferences;

•	Convertible at anytime after one year at option of holder into 19,500 shares of common stock for each share of Convertible Preferred Stock, Series A held; and
•	Voting rights are the same as the common stock voting rights on an as if converted basis.

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

Note 14 - OPTIONS AND WARRANTS

Options to purchase 142,366 shares of the Company's common stock at an exercise price of $1.31 per share were outstanding at December 31, 2005. The options expire August 31, 2007.

Warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $1.00 expire May 2, 2011. Warrants for the purchase of 100,000 shares of common stock at an exercise price of $0.55 expire July 28, 2008.

Note 15 - RELATED PARTY TRANSACTIONS

Emerge and the Company are separate public entities that are under common control. This common control has the potential for altering operating results or financial position in a manner significantly different from those that would have been obtained if the entities were autonomous. Common management has developed certain controls to minimize potential conflicts by segregating types of transactions between the two entities, and limiting transactions between the two entities to those contractually permitted.

Brokerage fees

Emerge has an arrangement whereby it introduces prospective financing clients to the Company If a transaction is consummated, Emerge earns a fee from the borrower. For the four months since the spin-off of Finance, such fees have totaled $175,000. No fees are paid to Emerge by the Company.

Allocation of operating expenses

Emerge performs certain administrative and management functions for the Company. Based on an estimation of efforts expended, the Company was allocated approximately $38,000 since the spin-off in August 2005 and was allocated approximately $55,000 for the entire year 2005.

Note 16 - INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the periods December 31, 2005 and 2004:
	2005	2004

Income (loss) before income taxes	$(1,699,658)	$2,875

Income tax computed at statutory rates	$(577,884)	$431
Permanent differences, non-deductible expenses	1,800	-
Merger expenses	274,753	-
Loss included in former parent company consolidated tax return	9,109	-
Other	(447)
Increase in valuation allowance	292,669	340

Current tax provision (benefit)	$-	$771

Deferred Income Taxes

The Company will file a consolidated tax return with its subsidiaries. The Company has a net operating loss carry forward of approximately $628,000 which will expire in 2024. The Company’s net operating loss carry forward will be subject to significant annual limitations which will reduce or defer the utilization of the loss as a result of ownership change as defined in Section 382 of the Internal Revenue Code.

The net deferred tax assets that would result from use of net operating loss carry forwards discussed above have been fully reserved for in the financial statements.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2005 are as follows:

Deferred Tax Asset

Unrealized loss on security transactions	$69,244
Net operating loss	213,538
Charitable contribution carryover	7,140
Valuation allowance	(292,669)
(2,747)

Deferred Tax Liability

Fixed asset tax basis difference	2,747
Deferred tax liability	2,747

Net Deferred Tax Asset (Liability)	$-

Note 17 - COMMITMENTS AND CONTINGENCIES

The President and CEO of the Company receives $10,000 in salary per month. He is currently not contracted under an employment agreement, and is employed on a month to month basis.

Pursuant to a factoring agreement executed on December 12th, 2005, the Company has committed to fund Prime Power, Inc. up to $400,000 in advances per month for approved purchased invoices. The outstanding balance of advanced funds cannot exceed $400,000.

Pursuant to a factoring agreement executed on February 20, 2006, the Company has committed to fund ATSI Communications, Inc. up to $400,000 in advances per month for approved purchased invoices. The outstanding balance of advanced funds cannot exceed $400,000.

Note 18 - SUBSEQUENT EVENTS

The Company completed an agreement in lieu of foreclosure with Bio-One Corporation (“Bio-One”) on March 22, 2006 and received the stock of Interactive Nutrition International, Inc (INII), along with other assets and claims, in return for the forgiveness of $9,600,000 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by Price Waterhouse Coopers as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah (collectively, the “Sellers”), purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. The Nasrallahs were operating INII and controlling all bank accounts, financial decisions and day to day operations at the time of this action. The Nasrallahs continue to act as employees operating INII. A Court supervised sale of assets has been requested by the Receiver, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. The Company has had an independent valuation done on the assets of INII and it indicates significant value in excess of the amounts purported to be owed the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah, Roxanne Anderson and Price Waterhouse Coopers, Inc. filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. While INII and Bio-One previously withdrew these filings, based on their belief a settlement was possible, no settlement was reached. The Company intends to pursue some or all of the previous claims in the filings of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement in Lieu of Foreclosure the Company executed with Bio-One on March 22, 2006. On March 31, 2006, the Company filed a lawsuit in state court in Orlando, Florida against Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah, alleging, among other claims, breach of duty to INII. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of Law. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,600,000 in INII.

Note 19 - PRO FORMA STATEMENT OF OPERATIONS

The unaudited condensed consolidated statement of operations for the year ended December 31, 2005 and for the period ended December 31, 2004 is presented as if the merger exchange had taken place at December 31, 2004 and 2003. The unaudited condensed consolidated statement of operations is provided for informational purposes only and does not purport to represent what the consolidated results of operations would have been had the merger, in fact, occurred on those dates and is presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

December 31, 2005
	CSI Business	Health Express
	Finance, Inc.for	Express
	the Year Ended	Transactions
	December 31,	January-
	2005—C	August, 2005	Adjustments	Proforma

Revenue	$29,805	$-	$-	$29,805
General and administrative expenses	634,841	275,511	(275,511) A	634,841
Other (income) expenses	1,094,622	70,099	(70,099) A	1,094,622
Tax Benefit	-	-	-	-
Net loss from continuing operations	$(1,699,658)	$(345,610)	$(345,610)	$(1,699,658)

A --To eliminate expenses that do not relate to on-going operations
B --To record the amortization of debt discount and net change in derivate liability
C --Includes the operations of Health Express USA, Inc for the four months since the merger

December 31, 2004
		Health
		Express for
		the Year
	CSI	Ended
	Business	December 31,
	Finance, Inc.	2004	Adjustments		Proforma

Revenue	$6,653	$87,779	$(87,779)		$6,653
General and administrative expenses	3,778	882,550	2,668	A	888,996
Other (income) expenses	-	74,474	(3,780)	A	70,694
Tax expense (benefit)	771	-	(771)
Net loss from continuing operations	$2,104	$(869,245)	$(85,896)		$(953,037)

A--To eliminate expenses that do not relate to on-going operations
B--For the period October 22, 2004 (inception) to December 31, 2004