Form 10QSB
period 2006-03-31
CSI Business Finance, Inc.
filed 2006-05-22
CIK 1070050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

Commission File Number: 0-27569

CSI BUSINESS FINANCE, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0847995
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

109 North Post Oak Lane, Suite 422
Houston, TX 77024
(Address of principal executive offices)

(713) 621-2737
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of our common stock at April 28, 2006 was 157,191,508.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CSI BUSINESS FINANCE, INC.

FORM 10-QSB

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2006 (Unaudited)	1 - 2
Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005 (Unaudited)	3 - 4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 9
Item 2. Management’s Discussion and Analysis or Plan of Operation	9 - 11
Item 3. Controls and Procedures	11 - 13

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6. Exhibits	14
SIGNATURES	15

i

PART I -FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$260,679
Advance to affiliate	334,194
Deferred financing costs	191,665
Notes receivable	275,000
Investment in marketable securities	7,034,629
Prepaids and accrued interest	70,454
Minimum lease payments receivable	13,431

Total current assets	8,180,052

NONCURRENT ASSETS
Investments	9,887,959
Fixed assets, net	7,321
Deferred financing costs	276,738

Total noncurrent assets	10,172,018

TOTAL ASSETS	$18,352,070

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$160,561
Accrued liabilities	15,012
Note payable to affiliate	162,294
Note payable other	26,242
Margin loan	3,794,251

CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2006
(Unaudited)
(Continued)

Due to affiliate	166,090
Unearned income	1,875

Total current liabilities	4,326,325

NONCURRENT LIABILITIES
Debenture payable--net of discount of $337,448	15,297,751
Derivative liability	385,962
Accrued interest payable-noncurrent	434,787
Unearned income	1,900
Total noncurrent liabilities	16,120,400

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value; 10,000,000 shares authorized
Preferred stock Series A Convertible $0.01 par value; 100,000 shares authorized, issued and outstanding and no liquidation or redemption value	1,000
Common stock, par value $0.001; 5,000,000,000 shares authorized; 157,191,508 issued and outstanding	157,191
Retained deficit	(2,252,846)

Total shareholders' deficit	(2,094,655)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$18,352,070

See Notes to Condensed Consolidated Financial Statements.

CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31
	2006	2005
REVENUE
Lease income	$39,684	$20,317
Fee income	—	19,717
Trading loss	(133,773)	—
Dividends from marketable securities	174,542	—
Interest income from note and debentures receivable	143,430	—
Total revenue	223,883	40,034

OPERATING EXPENSES
Salaries and benefits	83,561	13,447
Business development, travel and entertainment	9,089	634
Depreciation and amortization	757	2,943
Professional fees	198,997	4,862
Other	30,955	6,410
Total expenses-2006 and 2005 include $24,796 and $3,700, respectively, of expenses allocated from an affiliated entity	323,359	28,296
OPERATING INCOME (LOSS)	(99,476)	11,738

OTHER (INCOME) EXPENSE
Interest expense	244,552	—
Interest expense--derivatives	30,436	—
Net change in fair value of derivative	17,258	—
Loss on extinguishment of debenture receivable	639	—
Interest income	(949)	—
Other income	(10,348)	—
Other expense	38	—
Total other expense, net	281,626	—

CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Continued)

Income (Loss) before provision for income taxes	(381,102)	11,738

INCOME TAX PROVISION	—	2,141
NET INCOME (LOSS)	(381,102)	9,597

Preferred dividends paid	—	6,000

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(381,102)	$3,597

Net income (loss) per share for basic and diluted	$(0.00)	$3.60

Weighted shares outstanding for basic and diluted	157,191,508	1,000

See Notes to Condensed Consolidated Financial Statements.

CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(381,102)	$9,597

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities:	619,526	(137)
Net cash provided by operating activities	238,424	9,460

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	—	(1,000)
Net cash used in investing activities	—	(1,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment on notes payable to affiliate	(181,988)	—
Net cash used in financing activities	(181,988)	—

NET INCREASE IN CASH AND CASH EQUIVALENTS	56,436	8,460
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	204,243	—
CASH AND CASH EQUIVALENTS, END OF PERIOD	$260,679	$8,460

SUPPLEMENTAL INFORMATION
Interest paid	$51,789	$—
Taxes paid	$—	$—
Preferred dividends paid by a charge to parent intercompany account	$—	$6,000
Exchange of certain receivable for common stock:
Common stock acquired	$9,887,959	$—
Debentures and notes receivable exchanged	$9,609,283	$—
Accrued interest receivable exchanged	$278,676	$—

See Notes to Condensed Consolidated Financial Statements.

CSI Business Finance, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of CSI Business Finance, Inc. (“CSI Business Finance”) and “Subsidiaries” as of March 31, 2006 and their results of operations and cash flows for the three (3) months ended March 31, 2006 and the three (3) months ended March 31, 2005. The results of operations for the three (3) months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

As used herein, the “Company” refers to CSI Business Finance, Inc. or CSI Business Finance, Inc. together with its subsidiaries. The Company’s fiscal year ends on December 31st.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. The unaudited condensed consolidated financial statements and the notes thereto in this report should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the “10-KSB”).

The Company, formerly known as Health Express USA, Inc., was incorporated in Florida on July 2, 1998. On August 25, 2005, the Company completed the closing of that certain Share Exchange Agreement, by and among the Company, CSI Business Finance, Inc., a Texas corporation and now wholly-owned subsidiary of the Company herein referred to as (“CSI”) and the shareholder of CSI (the “CSI Shareholder”).

On August 25, 2005, the Company effectively exchanged with the CSI Shareholder the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”), and CSI became a wholly-owned subsidiary of the Company. Each share of the Company's Series A Preferred Stock is convertible into 19,500 shares of common stock of the Company, beginning one (1) year after the effective date of the merger. The shares of Preferred Stock were subsequently distributed to the shareholders of Corporate Strategies, Inc., the former shareholder of CSI. In addition, at the exchange date, 108,171,525 shares of common stock of the Company were issued to pay off notes and debentures. If the stockholders of Preferred Stock were to convert to common stock as of the date of the merger, they would hold 1,950,000,000 shares, or ninety-two and one half percent (92.5%) of the issued and outstanding shares of common stock of the Company. This conversion would result in the holders of the Preferred Stock effectively controlling the Company.

The holders of the Preferred Stock and the holders of the common stock of the Company vote together and not as separate classes, and the Preferred Stock shall be counted on an “as converted” basis, thereby giving the holders of Preferred Stock control of the Company. The transaction was accounted for as a reverse acquisition since control of the Company passed to the shareholders of the acquired company (CSI).

CSI, the operating entity of the Company, was incorporated primarily for the purpose of engaging in equipment leasing. Subsequent to the merger, the Company's consolidated operations have expanded to include the purchase of debentures and notes receivable, secured lending and factoring to micro-cap public and private companies, and investing in marketable securities.

Since CSI is the surviving entity of the reverse merger, the financial reports include the operating results of the Company and its Subsidiaries for the quarter ended March 31, 2006 and for CSI only for the quarter ended March 31, 2005.

The consolidated financial statements include the accounts of CSI Business Finance, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2. INCOME (LOSS) PER COMMON SHARE AND STOCK BASED COMPENSATION

Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period.

Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding adjusted for the dilutive effects of the assumed issuance of potentially dilutive securities. The Company’s basic and diluted loss per common share amounts are the same for the three (3) months ended March 31, 2006 since the Company had a net loss for the period and the assumed exercise of stock options and the conversion of the Series A Preferred Stock and secured convertible debentures outstanding as of March 31, 2006 would be anti-dilutive.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”), provides for the use of a fair value-based method of accounting for employee stock compensation. The Company has outstanding stock options to purchase 142,366 of the Company common stock at an exercise price of $1.31 per share. These options expire in August 2007. The Company believes these options do not have a fair market value as the Company expects them to be forfeited.

NOTE 3 - RESTATEMENT OF PRIOR PERIODS

The Company has restated its financial results for fiscal 2005 and for the related interim periods therein previously reported. The restatement will result in the requirement to reissue the report on Form 10-QSB at September 30, 2005 and for the three (3) and nine (9) months then ended. The restatements include adjustments to (a) correct the accounting for convertible debentures to recognize the effects of derivatives, and (b) remove the beneficial conversion feature previously recorded for the convertible debentures.

NOTE 4 - AGREEMENT IN LIEU OF FORECLOSURE

The Company completed an agreement in lieu of foreclosure (the “Agreement”) with Bio-One Corporation (“Bio-One”) on March 22, 2006 and received the stock of Interactive Nutrition International, Inc (“INII”), along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by Price Waterhouse Coopers as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah (collectively, the “Sellers”), purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. The Nasrallahs were operating INII and controlling all bank accounts, financial decisions and day to day operations at the time of this action. The Nasrallahs continue to act as employees operating INII. A Court-supervised sale of assets has been requested by the Receiver, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. The Company has had an independent valuation done on the assets of INII and it indicates significant value in excess of the amounts purported to be owed the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah, Roxanne Anderson and Price Waterhouse Coopers, Inc. filed by INII and Bio-One in the Ontario Superior Court of Justice on January13, 2005. While INII and Bio-One previously withdrew these filings based on their belief a settlement was possible, no settlement was reached. The Company intends to pursue some or all of the previous claims in the filings made on January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement executed with Bio-One on March 22, 2006.

On March 31, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against Eli Nasrallah, Joseph Nasrallah and Pamela Nasrallah, alleging, among other claims, breach of duty to INII. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,887,959 in INII.

As a result of the above foreclosure, the Company recorded a $9,887,959 investment in the INII stock consisting of an $8,500,000 debenture receivable, $1,109,283 notes receivable and $278,676 of accrued interest receivable.

NOTE 5 - NOTE PAYABLE TO AN AFFILIATE

A note payable to Corporate Strategies, Inc. (a subsidiary of Emerge Capital Corp.) was entered into on July 1, 2005, prior to the spin-off and merger. The original note of $320,034 is adjusted monthly for net receivable/payable transactions, bears interest at twelve percent (12%), and is payable on June 30, 2006 or upon demand by Emerge Capital Corp. (“Emerge”). Payments have been made to reduce the note to $162,294 at March 31, 2006. There continues to be receivable/payable transactions between the two (2) entities.

NOTE 6 - MARGIN LOAN.

As of March 31, 2006, the Company had borrowed $3,794,251 on its margin account which is collateralized by its marketable securities. The interest rate on this account is variable and as of March 31, 2006 was approximately seven percent (7%). The margin loan was covered by approximately $7,000,000 of market value securities.

NOTE 7 - DERIVATIVE FINANCIAL INSTRUMENTS

The derivatives for the debenture payable has been accounted for in accordance with SFAS 133 and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.

The Company has determined that the following instrument has derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivative:

•	Cornell Convertible Debenture (the “Convertible Debenture”), issued on September 9, 2005 in the face amount of $15,635,199.

The Company has determined that the above debenture has embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as a derivative liability in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Debenture, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, “Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”.

The embedded derivatives within the Convertible Debenture have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as “Net change in fair value of derivative”. The Company utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value model utilized to value the various embedded derivatives in the Convertible Debenture, comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Debenture, such as the risk-free interest rate, expected Issuer stock price and volatility, likelihood of conversion and or redemption and likelihood default status and timely registration.

The fair value of the derivative liability is subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date and the amount of shares converted by the note holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $413,603 at September 9, 2005. Using the same methodology, the single compound embedded derivative liability was valued at $385,962 at March 31, 2006. For the three (3) months ended March 31, 2006, the change in fair value of the derivative liability was a decrease of $17,258, which has been classified as “net change in fair value of derivative”.

The Company had a debenture receivable which was extinguished on March 22, 2006. The derivative instrument related to the debenture receivable was initially fair valued at $33,315 upon acquisition at September 9, 2005. The single compound embedded derivative receivable was valued at $26,273 at March 22, 2006. For the period January 1 through March 22, 2006, the change in fair value of the derivative asset was an increase of $104, which has been classified as “net change in fair value of derivative”.

As result of the foreclosure discussed on Note 4, the derivative asset and a premium on the debenture receivable was written off and a $639 loss on extinguishment of debenture receivable recorded.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “believe”, “intend” or “project” or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our Company’s growth strategies, (c) our Company’s future financing plans and (d) our Company’s anticipated needs for working capital. These statements may be found under this Section as well as in this report generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, those described in our Form 10-KSB dated December 31, 2005 and matters described in this report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will in fact occur.

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company, and the related notes thereto included elsewhere herein.

Overview

On August 25, 2005, Health Express USA, Inc., a Florida corporation, entered into a share exchange agreement with CSI Business Finance, Inc., a Texas corporation (“CSI”) and the shareholder of CSI (Corporate Strategies, Inc.). The transaction is being reflected as a reverse acquisition since control of the Company has passed to the shareholders of Corporate Strategies, Inc. (“Corporate Strategies”). The merged group was subsequently renamed CSI Business Finance, Inc. (the Florida corporation).

The Company primarily generates revenues from financing and investing activities. To date, these activities have included equipment leasing, factoring, brokerage fees earned in originating and selling business leases, providing short term secured lending and investing in marketable securities. The Company may change its areas of focus on financing activities in the future.

The Company intends to expand its leasing, lending and factoring activities to micro-cap public and private companies and believes this market is underserved. Management also intends to pursue the purchase of notes and stock of publicly held micro-cap public companies from sellers in distress for the possibility of gains on resale of the stock and collection or resale of the notes purchased.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 and March 31, 2005

Lease income for the three (3) months ended March 31, 2006 was $39,684 compared to $20,317 for the three (3) months ended March 31, 2005, an increase of $19,367. The increase was primarily the result of the early pay-off of an existing lease which accelerated the amortization of unearned income. We expect to continue to seek leasing opportunities in the future as the Company has increased capital from prior levels and has developed additional marketing representation that should result in a growing lease portfolio. Conversely, fee income based on brokerage fees earned in originating and selling business leases should decrease, as the Company now has the working capital available to fund leases rather than broker them. Fee income was $19,717 for the three (3) months ended March 31, 2005 compared to zero dollars ($0) for the three (3) months ended March 31, 2006.

Interest income was $143,430 for the three (3) months ended March 31, 2006 compared to zero dollars ($0) for the three (3) months ended March 31, 2005. Interest income was derived mainly from a debenture and notes that were subsequently traded on March 22, 2006 for stock in a Canadian subsidiary of the maker of the debentures. We expect interest income to increase in the future since the Company has increased working capital availability for business lending and factoring. Dividend income was $174,542 for the three (3) months ended March 31, 2006 compared to zero dollars ($0) for the three (3) months ended March 31, 2005. Dividend income is primarily derived from various investments in marketable securities. For the three months ended March 31, 2006, the Company recorded net trading losses from various investments in marketable securities in the amount of $133,773 ($464,674 in realized trading losses and $330,901 in unrealized trading gains). These losses were attributable to sharp, short term losses in value of certain portfolio segments that were not properly hedged against sudden decreases in value. The Company has taken steps to protect its portfolio with the use of put and call options to limit the risk of losses in the future, while maximizing upside potential.

The Company has not yet reached the size to benefit from separate office space and a dedicated staff, and shares office space and certain administrative functions and staff with an affiliated company. Costs are allocated for these shared functions based on an estimate of time usage.

Salaries and benefits were $83,561 for the three (3) months ended March 31, 2006 compared to $13,447 for the three (3) months ended March 31, 2005. The increase in salaries and benefits is due to officer’s salaries incurred since the August 2005 merger.

Professional fees for the three (3) months ended March 31, 2006 were $198,997 compared to $4,862 at March 31, 2005. The increase of $194,135 was primarily due to increased legal fees associated with the Company’s investment in INII as described in Note 4 to the Consolidated Financial Statements, the amortization of deferred debenture costs equal to $47,259 and increased audit and other legal fees.

Interest expense was $244,552 for the three (3) months ended March 31, 2006 compared to zero dollars ($0) for the three (3) months ended March 31, 2005. Interest primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in October 2005 to fund anticipated growth of CSI Business Finance, Inc.

Liquidity and Capital Resources

Net cash provided by operating activities amounted to $238,424 for the three months ending March 31, 2006.  Cash used in financing activities was $181,988 for payment on notes payable to an affiliate.

The Company has working capital of $3,853,727 at March 31, 2006, including marketable securities of $7,034,629. During the quarter ended March 31, 2006, the Company entered into commitments to fund up to $800,000 monthly to two new accounts receivable factoring clients.

Management believes the Company has adequate working capital and cash to be provided from operating activities to fund current and planned levels of operations for the foreseeable future.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2006.

Inflation

The Company believes that inflation has not had a significant impact on operations since inception.

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and contract Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act.

(B) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company’s internal controls during the Company’s last fiscal quarter covered by this report, the Company’s CEO and CFO have determined that there were no changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company’s internal controls over financial reporting.

Material Weaknesses Identified

In connection with the audit of our financial statements for the fiscal year ended December 31, 2005, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. The specific problems identified by the auditor were (1) lack of segregation of duties necessary to maintain proper checks and balances between functions, (2) failure of internal personnel to adequately communicate the scope and nature of non-routine transactions, and (3) applications of improper accounting principles to financial derivatives. The absence of qualified full time accounting personnel was a contributing factor to the problems identified by the auditor. The specific circumstances giving rise to the weaknesses include utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel. As a result of the absence of full time in-house accounting personnel and the failure of in-house personnel to adequately communicate information to the outside contract accountants, certain journal entries required during 2004 and 2005 were not made until the time of the audit when the need for such entries was identified by the auditor.

As a result of our review of the items identified by our auditors, we have concluded that our previous derivative accounting policies were incorrect and a communication failure resulted in not properly disclosing hedging activities.

In light of the above, we have determined to restate our consolidated financial statements for the third quarter of 2005 to correct our accounting for derivatives.

Furthermore, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at March 31, 2006. More specifically, our failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure during 2005 to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, arising from the issuance during 2005 and a failure during the last quarter of 2005 to properly disclose hedging activities.

The effects of the aforementioned weaknesses related to the closing and preparation of the financial statements were corrected by management prior to the issuance of this Quarterly Report on Form 10-QSB.

Remediation Plan regarding the Material Weaknesses

Because of its size, The Company shares its accounting staff with an affiliated company and is comprised of its Chief Financial Officer, accounting manager and a data entry clerk, all of whom are considered contract employees since they are on the payroll of its affiliate and the Company reimburses its affiliate for the Company’s share of the costs.

Management is actively engaged in remediation efforts to address the material weaknesses identified in the Company’s internal control over financial reporting as of March 31, 2006. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by Management and to improve and strengthen the Company’s overall control environment.

The Company has taken the following steps to address the specific problems identified by the auditors:

•
Our current CFO is a part time, contract employee. Due to family health issues he is unable to devote full time to this position and will resign as contract CFO and become a part time contract controller. Our affiliate has authorized the hiring of a contract Chief Financial Officer and a contract full-time bookkeeper to allow us to properly implement the segregation of duties necessary to maintain checks and balances between functions of our contract accounting manager contract controller, and executive functions.

•	All non-routine transactions will be reviewed by our contract CFO, contract controller and contract accounting manager before they are completed.

•	Our contract CFO will monitor our accounting policies to assure proper accounting for financial derivatives and other unusual transactions on an ongoing basis.

During the quarter ended December 31, 2005, a full time accounting manager was hired by our affiliate. We believe that in conjunction with the hiring of a contract full time bookkeeper we will be able to materially improve our internal controls over financial reporting.

The Company continues its efforts to remediate control weaknesses and further improve and strengthen its internal control over financial reporting under the direction of the CEO and the contract CFO.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company completed an agreement in lieu of foreclosure (the “Agreement”) with Bio One Corporation (“Bio-One”) on March 22, 2006 and received the stock of Interactive Nutrition International, Inc (“INII”), along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by Price Waterhouse Coopers as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nasrallah, Joseph Nasrallah and Pamela Nasrallah (collectively, the “Sellers”), purporting  default in payment of obligations incurred in the purchase of INII assets  by Bio-One. The Nasrallahs were operating INII and controlling all bank accounts, financial decisions and day to day operations at the time of this action. The Nasrallahs continue to act as employees operating INII. A Court-supervised sale of the assets has been requested by the Receiver, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. The Company has had an independent valuation done on the assets of INII and it indicates significant value in excess of the amounts purported to be owed the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., Eli Nasrallah, Joseph Nasrallah, Pamela Nasrallah, Roxanne Anderson and Price Waterhouse Coopers, Inc. filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. While INII and Bio-One previously withdrew these filings based on their belief a settlement was possible, no settlement was reached. The Company intends to pursue some or all of the previous claims in the filing of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement the Company executed with Bio-One on March 22, 2006.

On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against Eli Nasrallah, Joseph Nesrallah and Pamela Nasrallah, alleging, among other claims, breach of fiduciary duty to INII. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,887,959 in INII.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Documents filed as a part of this report.

EXHIBIT 31.1    Officer's Certification Pursuant to Section 302

EXHIBIT 32.1    Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Current Reports filed on Form 8-K:

On March 17, 2006, the Company filed a Current Report on Form 8-K disclosing that it had entered into an Agreement With Respect To Obligations, dated March 10, 2006, with Bio-One Corporation.

On March 24, 2006, the Company filed a Current Report on Form 8-K disclosing that it had entered into an Agreement With Respect to Obligations, dated March 22, 2006, with Bio-One Corporation which supercedes the March 10, 2006 Agreement With Respect To Obligations.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

CSI Business Finance, Inc.
(Registrant)

/s/ Timothy J Connolly
Timothy J. Connolly Chief Executive Officer
Date: May 19, 2006