Form 10QSB
period 2006-06-30
CSI Business Finance, Inc.
filed 2006-07-25
CIK 1070050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

Commission File Number : 0-27569

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
Yes  ☐ No ☒

The number of shares outstanding of our common stock at July 17, 2006 was 6,287,677.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CSI BUSINESS FINANCE, INC.

FORM 10-QSB

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2006 (Unaudited)	3
Condensed Consolidated Statements of Operations for the three months ended June 30, 2006 and 2005 (Unaudited)	4
Condensed Consolidated Statements of Operations for the six months ended June 30, 2006 and 2005 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7 - 9
Item 2. Management’s Discussion and Analysis or Plan of Operation	10 - 13
Item 3. Controls and Procedures	14 - 15

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	16
Item 6. Exhibits	16
SIGNATURES	17

PART I -FINANCIAL INFORMATION

CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$254,958
Deferred financing costs	191,665
Notes receivable	1,062,089
Investment in marketable securities	4,668,139
Prepaids, accrued interest and accounts receivable other	79,080

Total current assets	6,255,931

Investments	9,887,959
Fixed assets, net of accumulated depreciation	6,564
Deferred financing costs	228,953

TOTAL ASSETS	$16,379,407

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable, accrued liabilities and other	$170,902
Margin loan	2,321,700

Total current liabilities	2,492,602

Debenture payable--net of discount of $303,358	15,331,841
Derivative liability	304,892
Accrued interest payable-noncurrent	629,691

Total liabilities	18,759,026

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value; 10,000,000 shares authorized
Preferred stock Series A Convertible $0.01 par value;
100,000 shares authorized, issued and outstanding and no	-
liquidation or redemption value	1,000
Common stock, par value $0.001; 200,000,000 shares
authorized; 6,287,677 issued and outstanding	6,288
Additional paid-in capital	150,904
Retained deficit	(2,537,811)

Total shareholders' deficit	(2,379,619)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$16,379,407

See accompanying Notes to Condensed Consolidated Financial Statements

CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,

	2006	2005
REVENUE
Lease income	$-	$20,994
Fee income	66,155	27,396
Trading gains	86,881	-
Dividends from marketable securities	71,893	-
Interest income from notes and debenture receivable	29,236	-
Total revenue	254,165	48,390

Selling, general and administrative expenses
(2006 and 2005 expenses include $24,796 and $0, respectively,
of expenses allocated from an affiliated entity)	375,976	38,221
Interest expense	261,200	-
OPERATING INCOME (LOSS)	(383,011)	10,169

OTHER (INCOME) EXPENSE
Net change in fair value of derivative	(81,070)	-
Interest and other income	(16,976)	-
Total other (income) expense	(98,046)	-

Income (loss) before provision for income taxes	(284,965)	10,169

INCOME TAX PROVISION	-	1,869
NET INCOME (LOSS)	(284,965)	8,300
Preferred dividends paid	-	(6,000)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(284,965)	$2,300

Net income (loss) per share for basic and diluted	$(0.05)	$0.00

Weighted shares outstanding:
Basic	6,287,670	1,468,052
Diluted	-	1,690,324

See accompanying Notes to Condensed Consolidated Financial Statements

CSI BUSINESS FINANCE, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,

	2006	2005
REVENUE
Lease income	$39,684	$41,311
Fee income	66,155	47,113
Trading losses	(46,892)	-
Dividends from marketable securities	246,435	-
Interest income from notes and debenture receivable	172,666	-
Total revenue	478,048	88,424

Selling, general and administrative expenses
(2006 and 2005 include $45,040 and $0, respectively,
of expenses allocated from an affiliated entity)	699,335	66,517
Interest expense	536,188	0
OPERATING INCOME (LOSS)	(757,475)	21,907

OTHER (INCOME) EXPENSE
Net change in fair value of derivative	(63,812)	-
Loss on extinguishment of debenture receivable	639	-
Interest and other income	(28,235)	-
Total other (income) expense	(91,408)	-

Income (loss) before provision for income taxes	(666,067)	21,907

INCOME TAX PROVISION	-	4,010
NET INCOME (LOSS)	(666,067)	17,897
Preferred dividends paid	-	(12,000)

INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(666,067)	$5,897

Net income (loss) per share for basic and diluted	$(0.11)	$0.00

Weighted shares outstanding:
Basic	6,287,669	1,330,925
Diluted	-	1,553,197

See accompanying Notes to Condensed Consolidated Financial Statements

CSI BUSINESS FINANCE, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(666,067)	$17,897
Adjustment to reconcile net income (loss) to net cash
provided by operating activities	1,061,064	27,553
Net cash provided by operating activities	394,997	45,450

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	-	(1,000)
Purchases of minimum lease payments receivable	-	(25,037)
Net cash used in investing activities	-	(26,037)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable to affiliate	(344,282)	-
Net cash used in financing activities	(344,282)	-
NET CHANGE IN CASH	50,715	19,413
CASH, BEGINNING OF PERIOD	204,243	-
CASH, END OF PERIOD	$254,958	$19,413

SUPPLEMENTAL INFORMATION
Interest paid	$73,544	$-
Taxes paid	$-	$-
Preferred dividends paid by parent and charged to
intercompany account	$-	$12,000
Exchange of certain receivable for common stock:
Common stock acquired	$9,887,959	$-
Debentures and notes receivable exchanged	$9,609,283	$-
Accrued interest receivable exchanged	$278,676	$-

See accompanying Notes to Condensed Consolidated Financial Statements

CSI Business Finance, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Our Condensed Consolidated Balance Sheet as of June 30, 2006, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and June 30, 2005, and the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 and June 30, 2005 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation of CSI Business Finance, Inc. (“CSI Business Finance” ) and “Subsidiaries”. The results for the three and six months are not necessarily indicative of the results expected for the year.

As used herein, the “Company”, “management”, “we”, “our” refers to CSI Business Finance, Inc. or CSI Business Finance, Inc. together with its subsidiaries. The Company’s fiscal year ends on December 31st.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. The unaudited Condensed Consolidated Financial Statements and the notes thereto in this report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the “10-KSB”).

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

On August 25, 2005, the Company effectively exchanged with the CSI Shareholder the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the “Preferred Stock”), and CSI became a wholly-owned subsidiary of the Company. Each share of the Company's Series A Preferred Stock is convertible into 780 shares of common stock (post 1 to 25 reverse stock split) of the Company, beginning one (1) year after the effective date of the merger. The shares of Preferred Stock were subsequently distributed to the shareholders of Corporate Strategies, Inc., the former shareholder of CSI. In addition, at the exchange date, 4,326,861(post 1 to 25 reverse stock split) shares of common stock of the Company were issued to pay off notes and debentures. If the stockholders of Preferred Stock were to convert to common stock as of the date of the merger, they would hold 78,000,000 shares (post 1 to 25 reverse stock split), or ninety-two and one half percent (92.5%) of the issued and outstanding shares of common stock of the Company. This conversion would result in the holders of the Preferred Stock effectively controlling the Company.

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

CSI, the operating entity of the Company, was incorporated primarily for the purpose of engaging in equipment leasing. Subsequent to the merger, the Company's consolidated operations have expanded to include the purchase of debentures and notes receivable, secured lending and factoring to micro-cap public and private companies. The Company also actively trades marketable securities and options with available cash, and on margin, through a third party investment advisor. Because some of our trading involves leveraging, these transactions contain a considerable amount of risk.

Since CSI is the surviving entity of the reverse merger, the financial reports include the operating results of the Company and its Subsidiaries for the quarter ended June 30, 2006 and for CSI only for the quarter ended June 30, 2005.

On May 23, 2006, our Board of Directors approved a 1 to 25 reverse common stock split.

The consolidated financial statements include the accounts of CSI Business Finance, Inc. and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

NOTE 2 . INCOME (LOSS) PER COMMON SHARE AND STOCK BASED COMPENSATION

Net Income (Loss) Per Common Share

In accordance with SFAS No. 128, "Earnings per Share", basic earnings per share are computed based on the weighted average shares of common stock outstanding during the periods.  Diluted earnings per share are computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities.

Our basic and diluted shares used to compute loss per common share amounts are the same for both the three months and six months ended June 30, 2005 and 2006. Since we had a net loss for the three and six months ended June 30, 2006, the assumed exercise of stock options and the conversion of the Series A Preferred Stock and secured convertible debentures outstanding as of June 30, 2006 would be anti-dilutive. Net income for the three and six months ended June 30, 2005 was minimal thereby creating no dilutive effect for the periods ending June 30, 2005. The following table represents the weighted average number of primary and dilutive shares for the three months and six months ended June 30, 2006 and 2005, respectively:

	Three months ended June 30, 2006	Three months ended June 30, 2005	Six months ended June 30, 2006	Six months ended June 30, 2005

Weighted avg. primary
Shares outstanding	6,287,670	1,468,052	6,287,669	1,330,925
Potentially dilutive shares	-	1,690,324	-	1,553,197

We currently do not have sufficient authorized shares to meet the number of shares on the conversion of the debentures. The Company is in the process of amending our articles of incorporation and bylaws to increase the number of our authorized shares.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”), provides for the use of a fair value-based method of accounting for employee stock compensation. There are outstanding stock options to purchase 5,695 (post 1 to 25 reverse common stock split) of the Company’s common stock at an exercise price of $1.31 per share. These options expire in August 2007. We believe these options do not have a fair market value and we expect them to be forfeited.

NOTE 3 - RESTATEMENT OF PRIOR PERIODS

We have restated our financial results for fiscal 2005 and for the related interim periods therein previously reported. The restatement will result in the requirement to reissue the report on Form 10-QSB at September 30, 2005 and for the three and nine months then ended. The restatements include adjustments to (a) correct the accounting for convertible debentures to recognize the effects of derivatives, and (b) remove the beneficial conversion feature previously recorded for the convertible debentures.

NOTE 4 - AGREEMENT IN LIEU OF FORECLOSURE

The Company completed an agreement in lieu of foreclosure (the “Agreement”) with Bio One Corporation (“Bio-One”) on March 22, 2006 and received the stock of Interactive Nutrition International, Inc (“INII”), along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by Price Waterhouse Coopers as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah (collectively, the “Sellers”), purporting  default in payment of obligations incurred in the purchase of INII assets  by Bio-One. A Court-supervised sale of the assets has been requested by the Receiver, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah, Pamela Nesrallah, Roxanne Anderson and Price Waterhouse Coopers, Inc. filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. The Company intends to pursue some or all of the previous claims in the filing of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement the Company executed with Bio-One on March 22, 2006.

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah, alleging, among other claims, breach of fiduciary duty to INII. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,887,959 in INII.

As a result of the above foreclosure, the Company has recorded a $9,887,959 investment in the INII stock consisting of an $8,500,000 debenture receivable, $1,109,283 notes receivable and $278,676 of accrued interest receivable.

NOTE   5 - MARGIN LOAN.

As of June 30, 2006, our company had borrowed $2,321,700 on its margin account which is collateralized by marketable securities. The interest rate on this account is variable and as of June 30, 2006 the interest rate was approximately seven and one-quarter percent (7.25%). The margin loan was covered by approximately $4,600,000 of market value securities.

NOTE 6 - DERIVATIVE FINANCIAL INSTRUMENTS

The derivatives for the debenture payable have been accounted for in accordance with SFAS 133 and EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”.

We have determined that the following instrument has derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivative:

•	Cornell Convertible Debenture (the “Convertible Debenture”), issued on September 9, 2005 in the face amount of $15,635,199.

Management has determined that the above debenture has embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as a derivative liability in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Debenture, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, “Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument”.

The embedded derivatives within the Convertible Debenture have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to our income statement as “Net change in fair value of derivative”. We utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value model utilized to value the various embedded derivatives in the Convertible Debenture, comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Debenture, such as the risk-free interest rate, expected issuer stock price and volatility, likelihood of conversion and or redemption and likelihood default status and timely registration.

The fair value of the derivative liability is subject to the changes in the trading value of our common stock, as well as other factors. As a result, our financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of our common stock at the balance sheet date and the amount of shares converted by the note holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $413,603 at September 9, 2005. Using the same methodology, the single compound embedded derivative liability was valued at $304,892 at June 30, 2006. The change in fair value of the derivative liability was a decrease of $81,070 from our prior reporting period, and has been classified as “net change in fair value of derivative” in our Condensed Consolidated Statements of Operations for the three months ended June 30, 2006.

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

As result of the foreclosure discussed on Note 4, the derivative asset and a premium on the debenture receivable was written off and a $639 loss on extinguishment of debenture receivable was recorded for the six months ended June 30, 2006.

ITEM 2 .	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-QSB, and the accompanying M,D&A, contains forward-looking statements.  Statements contained in this report about CSI Business Finance, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions, demand for our financial services are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report may not occur.  Such risks and uncertainties include, without limitation, our successful efforts in the outcome of our litigation concerning our investment in INII, our success in trading marketable securities, our ability to maintain contracts that are critical to our operations, actual customer demand for our financing and related services, collection of accounts and notes receivable, our ability to obtain and maintain normal terms with our vendors and service providers and conditions in the capital markets and equity markets during the periods covered by the forward-looking statements.

 The forward-looking statements contained in this report speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to CSI Business Finance, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our annual report filed on Form 10-KSB and in our future periodic reports filed with the SEC. The following M,D&A should be read in conjunction with these unaudited Condensed Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein, and in conjunction with our audited financial statements, together with footnotes and the M,D&A, in our 2005 annual report filed on Form 10-KSB with the SEC.

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

At present our company, through our operating subsidiary, primarily generates cash and revenue from financing and investing activities. To date these activities have included equipment leasing, factoring, brokerage activities earned in originating and selling business leases, providing short term secured lending, and investing in marketable securities. We commonly purchase notes receivable instruments and blocks of common stock from publicly traded micro cap issuers and individual holders of notes and publicly traded common stock. We offer individual issuers and holders in need of liquidity the opportunity to sell these notes or securities quickly and easily. We believe that gains are possible in holding these notes and securities and then selling the securities or collecting the notes purchased in the normal course of business over a reasonable period of time. Competition for the services we provide comes mainly from financial institutions that provide factoring services, equipment leases and small business loans, many of which have substantially more capital resources than our Company.

We also actively trade marketable securities and options with available cash, and on margin, through a third party investment advisor. Because our trading involves leveraging, these transactions contain a considerable amount of risk.

Management of the Company mitigates its risk in lending by securing loans with pledged assets (collateral) that, when liquidated, have a reasonable probability of realizing proceeds that would retire the liability. In some instances, we obtain personal guarantees from individuals of net worth which are adequate to repay the liability in the event of default. Additionally, in the example of public company finance, we utilize conversion features at a substantial discount to the market in the event of default that would enable us realize adequate proceeds from the sale of the borrower's stock to repay the liability to the Company.

Over the long term, management would like to concentrate its efforts on growing the business of INII, our largest asset. Ultimately, we plan to rename the company to better reflect the on-going operations of INII. Our operating subsidiary, as described above, is primarily a financial services business that does not fit well with our long term plans. For this reason, we are currently seeking potential buyers for our operating subsidiary.

On May 23, 2006, our Board of Directors approved a 1 to 25 reverse common stock split. We currently do not have sufficient authorized shares to meet the number of shares on the conversion of the debentures. The Company is in the process of amending our articles of incorporation and bylaws to increase the number of our authorized shares.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 and June 30, 2005

We had no leasing income for the three months ended June 30, 2006. Leasing income for the three months ended June 30, 2005 was $20,994. We expect to continue to seek leasing opportunities in the future as the Company has increased capital from prior levels that could result in a growing lease portfolio. We are continuously seeking turn-around opportunities as these opportunities arise. Fee income from brokerage fees earned in originating and selling business leases and loans was $66,155 for the three months ended June 30, 2006 versus $27,396 for the three months ended June 30, 2005. During the quarter ended June 30, 2006, the Company funded short-term loans to four new clients totaling approximately $837,000.

Interest income was $29,236 for the three months ended June 30, 2006 compared to zero dollars ($0) for the three months ended June 30, 2005. Interest income was derived mainly from notes receivable relating to receivables factoring and investments. We expect interest income to increase in the future since the Company has increased working capital availability for business lending and factoring. Dividend income was
$ 71,893 for the three months ended June 30, 2006 compared to zero dollars ($0) for the three months ended June 30, 2005. Dividend income is primarily derived from various investments in marketable securities. For the three months ended June 30, 2006, the Company recorded net trading gains from various investments in marketable securities in the amount of $86,881 ($302,726 in realized trading gains and $215,845 in unrealized trading losses).

We have not yet reached the size to benefit from separate office space and a dedicated staff. Our company shares office space and certain administrative functions and staff with an affiliated company. Costs are allocated for these shared functions based on an estimate of time usage.

Selling, general and administrative expenses were $375,976 for the three months ended June 30, 2006 versus $38,221 for the three months ended June 30, 2005. Professional fees of $197,400 associated with the Company’s investment in INII as described in Note 4 to the Condensed Consolidated Financial Statements and salaries expense of $98,676 comprised the majority of these expenses. The remainder of our selling, general and administrative expenses for the three months ended June 30, 2006 consist primarily of business development, allocated rent, and other ordinary expenses necessary for the operation of the Company. Salaries and benefits were $18,659 for the three months ended June 30, 2005, while the remainder of the expenses incurred were for allocated expenses, professional fees and other ordinary office related expenses. The increase in salaries and benefits is due to officer’s salaries incurred since the August 2005 merger.

Interest expense was $261,200 for the three months ended June 30, 2006 compared to zero dollars ($0) for the three months ended June 30, 2005. Interest primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005 to fund INII and anticipated growth of CSI Business Finance, Inc and interest on our margin loan.

Six Months Ended June 30, 2006 and June 30, 2005

Lease income for the six months ended June 30, 2006 of $39,684 remained relatively constant as compared to $41,311 for the six months ended June 30, 2005. We expect to continue to seek leasing opportunities in the future as the Company has increased capital from prior levels that could result in a growing lease portfolio. We are continuously seeking turn-around opportunities as these opportunities arise. Fee income from brokerage fees earned in originating and selling business leases and loans was $66,155 for the six months ended June 30, 2006 versus $47,113 for the three months ended June 30, 2005. For the six months ended June 30, 2006, the Company funded short-term loans to four new clients totaling approximately $837,000 and entered into commitments to fund up to $800,000 monthly to two new accounts receivable factoring clients.

Interest income was $172,666 for the six months ended June 30, 2006 compared to zero dollars ($0) for the six months ended June 30, 2005. Interest income was derived mainly from notes receivable relating to receivables factoring and investments as well as interest from a debenture and notes that were subsequently traded on March 22, 2006 for stock in a Canadian subsidiary of the maker of the debentures. We expect interest income to increase in the future since the Company has increased working capital availability for business lending and factoring. Dividend income was $246,435 for the six months ended June 30, 2006 compared to zero dollars ($0) for the six months ended June 30, 2005. Dividend income is primarily derived from various investments in marketable securities. For the six months ended June 30, 2006, the Company recorded net trading losses from various investments in marketable securities in the amount of $46,982 ($161,948 in realized trading losses and $114,966 in unrealized trading gains). These losses were attributable to sharp, short term losses in value of certain portfolio segments that were not properly hedged against sudden decreases in value. The Company has taken steps to protect its portfolio with the use of put and call options to limit the risk of losses in the future, while maximizing upside potential.

We have not yet reached the size to benefit from separate office space and a dedicated staff. Our company shares office space and certain administrative functions and staff with an affiliated company. Costs are allocated for these shared functions based on an estimate of time usage.

Selling, general and administrative expenses were $699,335 for the six months ended June 30, 2006 versus $66,517 for the six months ended June 30, 2005. Professional fees of $396,397 associated with the Company’s investment in INII as described in Note 4 to the Condensed Consolidated Financial Statements and salaries expense of $182,237 comprised the majority of these expenses. The remainder of our selling, general and administrative expenses for the six months ended June 30, 2006 consist primarily of business development, allocated expenses, and other ordinary expenses necessary for the operation of the Company. Salaries and benefits were $32,106 for the six months ended June 30, 2005, while the remainder of the expenses incurred were for allocated expenses, professional fees and other ordinary office related expenses. The increase in salaries and benefits is due to officer’s salaries incurred since the August 2005 merger.

Interest expense was $536,188 for the six months ended June 30, 2006 compared to zero dollars ($0) for the six months ended June 30, 2005. Interest primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005 to fund INII and anticipated growth of CSI Business Finance, Inc and interest on our margin loan.

Liquidity and Capital Resources

Operating Activities

We incurred a net loss for the six months ended June 30, 2006 in the amount of $666,067. During the six months ended June 30, 2006, our operations provided cash flow in the amount of $394,997. Our operating cash flow was provided primarily by an increase in the value of our investments in marketable securities ($1,378,580), changes in minimum lease payments receivable ($241,532) and debentures receivable ($519,238). Our decreases in net operating cash were primarily a result of changes in the amount of notes receivable ($767,898) and a decrease of our margin loan outstanding ($614,494).

Investing Activities

During the six months ended June 30, 2006 we had no investing activities.

Financing Activities

During the six months ended June 30, 2006, we made $344,282 of payments on a note to an affiliate. As of June 30, 2006 this note has been fully repaid.

The Company had working capital of $3,763,329 at June 30, 2006 which is relatively consistent with $3,853,727 in working capital at March 31, 2006. Included in our working capital is $4,668,139 of marketable securities. For the six months ended June 30, 2006, we funded short-term loans to four new clients totaling approximately $837,000 and entered into commitments to fund up to $800,000 monthly to two new accounts receivable factoring clients.
.
Our cash flows for the periods are summarized below:

	6 months ended	6 months ended
	June 30, 2006	June 30, 2005

Net cash provided by operating activities	394,997	$45,450
Net cash used in investing activities	0	26,037
Net cash used in financing activities	344,282	0

Our cash increased $50,715 since December 31, 2005.

Management believes the Company has adequate working capital and cash to be provided from operating activities to fund current levels of operations. We anticipate that our company will grow. As our business grows we believe that we will have to raise additional capital in the private debt and public equity markets to fund our investments.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at June 30, 2006.

Inflation

The Company believes that inflation has not had a significant impact on operations since inception.

ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of achieving the Company’s disclosure control objectives. The Company’s CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act.

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

Material Weaknesses Identified

In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2005, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. The specific problems identified by the auditor were (1) lack of segregation of duties necessary to maintain proper checks and balances between functions, (2) failure of internal personnel to adequately communicate the scope and nature of non-routine transactions, and (3) applications of improper accounting principles to derivative financial instruments. The absence of qualified full time accounting personnel was a contributing factor to the problems identified by the auditor. The specific circumstances giving rise to the weaknesses include utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel. As a result of the absence of full time in-house accounting personnel and the failure of in-house personnel to adequately communicate information to the outside contract accountants, certain journal entries required during 2004 and 2005 were not made until the time of the audit when the need for such entries was identified by the auditor.

As a result of our review of the items identified by our auditors, we have concluded that our previous derivative accounting policies were incorrect and a communication failure resulted in not properly disclosing hedging activities.

In light of the above, we have determined to restate our consolidated financial statements for the third quarter of 2005 to correct our accounting for derivatives.

Furthermore, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at June 30, 2006. More specifically, our failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure during 2005 to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, arising from the issuance during 2005 and a failure during the last quarter of 2005 to properly disclose hedging activities.

The effects of the aforementioned weaknesses related to the closing and preparation of the financial statements were corrected by management prior to the issuance of this Quarterly Report on Form 10-QSB.

Remediation Plan regarding the Material Weaknesses

Because of its size, we share our accounting staff with an affiliated company. The accounting department is comprised of our Chief Financial Officer, a part-time Controller, an accounting manager and a data entry clerk, all of whom are considered contract employees since they are on the payroll of its affiliate and we reimburse our affiliate for the our share of the costs.

Management is actively engaged in remediation efforts to address the material weaknesses identified in the Company’s internal control over financial reporting as of June 30, 2006. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by Management and to improve and strengthen the Company’s overall control environment.

The Company has taken the following steps to address the specific problems identified by the auditors:

•
Our previous contract CFO was part time. Due to family health issues he was unable to devote full time to this position and has resigned as contract CFO and has become a part time contract controller. Our affiliate has hired a Chief Financial Officer and a contract full-charge bookkeeper to allow us to properly implement the segregation of duties necessary to maintain checks and balances between accounting and executive functions.

•	All non-routine transactions will be reviewed by our CFO and accounting manager before they are completed.

•	Our CFO will monitor our accounting policies to insure proper accounting for financial derivatives and other unusual transactions on an ongoing basis.

During the quarter ended December 31, 2005, a full time accounting manager was hired by our affiliate. We believe that in conjunction with the hiring of a contract full charge bookkeeper, we will be able to materially improve our internal controls over financial reporting.

The Company continues its efforts to remediate control weaknesses and further improve and strengthen its internal control over financial reporting under the direction of the CEO and the CFO.

PART II - OTHER INFORMATION

ITEM 1 . LEGAL PROCEEDINGS

The Company completed an agreement in lieu of foreclosure (the “Agreement”) with Bio One Corporation (“Bio-One”) on March 22, 2006 and received the stock of Interactive Nutrition International, Inc (“INII”), along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by Price Waterhouse Coopers as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah (collectively, the “Sellers”), purporting  default in payment of obligations incurred in the purchase of INII assets  by Bio-One. A Court-supervised sale of the assets has been requested by the Receiver, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah, Pamela Nesrallah, Roxanne Anderson and Price Waterhouse Coopers, Inc. filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. The Company intends to pursue some or all of the previous claims in the filing of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement the Company executed with Bio-One on March 22, 2006.

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah, alleging, among other claims, breach of fiduciary duty to INII. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,887,959 in INII.

ITEM 2 . UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 . DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 . OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Documents filed as a part of this report.

EXHIBIT 31.1      Officer's Certification Pursuant to Section 302

EXHIBIT 32.1      Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Current Reports filed on Form 8-K:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 25, 2006	CSI Business Finance, Inc.
(Registrant)

/s/ Timothy J Connolly
Timothy J. Connolly Chief Executive Officer

Date: July 25, 2006	CSI Business Finance, Inc.
(Registrant)

/s/ Wm Chris Mathers
Wm Chris Mathers Chief Financial Officer