Form 10QSB/A
period 2005-09-30
Natural Nutrition Inc.
filed 2006-11-03
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                (Amendment No. 1)

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                     15(d) OF THE SECURITIES EXCHANGE ACT OF
                                1934, AS AMENDED:

                For the Quarterly Period Ended September 30, 2005



                         ------------------------------

                          Commission File No. 02-27569

                         ------------------------------

                             NATURAL NUTRITION, INC.
                     (Formerly CSI Business Finance, Inc.)
                           --------------------------
                      (Exact Name Of Small Business Issuer)

                 NEVADA                                65-0847995
                 ------                                ----------
     (State or Other Jurisdiction        (I.R.S. Employer Identification Number)
   of Incorporation or Organization)

   109 North Post Oak Lane, Suite 422
           Houston, Texas                                 77024
           --------------                                 -----
  (Address of Principal Executive Offices)             (Zip Code)

Issuer's telephone number, including area code       (713) 621-2737
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

                                 Yes [x] No [ ]

The number of shares of common stock issued and outstanding as of September 30, 2005 was 157,191,508.

Transitional Small Business Disclosure Format (check one).

                                 Yes [ ] No [x]

EXPLANATORY NOTE

Natural Nutrition Inc., formerly CSI Business Finance, Inc., (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 to restate the financial results. The restatement includes adjustments to (a) correct the overstatement of the number of shares outstanding, (b) to remove the beneficial conversion feature previously recorded for the convertible debentures, and (c) correct the accounting for convertible debentures to recognize the effects of derivatives. The information contained in this Amendment, including the financial statements and the notes hereto, amends Items 1, 2 and 3 of Part I and Item 2 of Part II of the Company's originally filed Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 and no other items in its originally filed Form 10-QSB are amended hereby. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-QSB. Except for the restatement, this Form 10-QSB/A does not materially modify or update other disclosures in the original Form 10-QSB, including the nature and character of such disclosure to reflect events occurring after November 21, 2005, the filing date of the original Form 10-QSB. Accordingly this Form 10-QSB/A should be read in conjunction with the Company's other filings made with the Securities and Exchange Commission. Currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                     (Formerly CSI Business Finance, Inc.)

                                 FORM 10-QSB/A

                                (Amendment No. 1)

                                      INDEX

PART I- FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS                                              Page
                                                                         -------
Unaudited Consolidated Balance Sheet as of September 30, 2005 - Restated    4

Unaudited Consolidated Statements of Operations for the Nine Months
and Three Months Ended September 30, 2005 - Restated                        5

Unaudited Consolidated Statements of Cash Flows for the Nine Months
Ended  September 30, 2005 - Restated                                        6

Notes to Unaudited Consolidated Financial Statements as of
September 30, 2005 - Restated                                               7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS                                           12

ITEM 3. CONTROLS AND PROCEDURES                                             15


PART II- OTHER INFORMATION                                                  16


ITEM 1. LEGAL PROCEEDINGS                                                   16
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         16
ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                     16
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 16
ITEM 5. OTHER INFORMATION                                                   16
ITEM 6. EXHIBITS                                                            17

SIGNATURES                                                                  20

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                     (Formerly CSI Business Finance, Inc.)
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                    RESTATED

                                     ASSETS
                                     ------

CURRENT ASSETS
 Cash and cash equivalents                                               $  4,774,914
 Notes receivable                                                             440,592
 Accounts receivable-other                                                     62,379
 Deferred financing costs                                                     191,665
 Derivative asset                                                              31,936
 Investment in marketable securities                                          160,315
 Prepaid and accrued interest                                                  36,490
 Minimum lease payments receivable                                            148,260
                                                                         ------------
 Total current assets                                                       5,846,551
                                                                         ------------
NONCURRENT ASSETS
 Minimum lease payments receivable                                            170,396
 Convertible debenture receivable--net of debenture premium of $32,483      8,467,517
 Notes receivable                                                             500,000
 Fixed assets, net                                                                750
 Deferred financing costs                                                     372,308
 Intangible assets, net                                                        24,787
                                                                         ------------
 Total noncurrent assets                                                    9,535,758
                                                                         ------------
TOTAL ASSETS                                                             $ 15,382,309
                                                                         ============
                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES
 Accounts payable                                                              12,657
 Accrued liabilities                                                          269,059
 Notes payable                                                                463,344
 Unearned income                                                               57,882
                                                                         ------------
Total current liabilities                                                     802,942
                                                                         ------------
NONCURRENT LIABILITIES
 Convertible debenture payable-net of discount of $405,402                 15,229,797
 Derivative liability                                                         405,385
 Accrued interest payable-noncurrent                                           44,978
 Unearned income                                                               29,568
                                                                         ------------
 Total noncurrent liabilities                                              15,709,728
                                                                         ------------
COMMITMENTS AND CONTINGENCIES                                                      --

SHAREHOLDERS' DEFICIT

 Preferred stock, 10,000,000 shares authorized, par value $.01:
  Preferred stock Series A Convertible, 100,000 issued and
   outstanding; no liquidation or redemption value                              1,000
 Common stock, 5,000,000,000 authorized shares, par value $.001
    157,191,508 issued and outstanding                                        157,191
 Retained deficit                                                          (1,288,552)
                                                                         ------------
 Total shareholders' deficit                                               (1,130,361)
                                                                         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                              $ 15,382,309
                                                                         ============

See accompanying Notes to Consolidated Financial Statements

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                     (Formerly CSI Business Finance, Inc.)
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    RESTATED


                                                   Nine Months      Three Months
                                                  Ended September  Ended September
                                                      30, 2005         30, 2005
                                                    ------------    ------------
REVENUE

 Lease income                                        $     60,649    $     19,338
 Fee income                                                81,492          34,379
 Trading gains                                             33,898          33,898
                                                     ------------    ------------
 Total revenue                                            176,039          87,615
                                                     ------------    ------------
OPERATING EXPENSES                                            --
 Salaries and benefits                                    230,803         198,697
 Commissions                                                4,521             693
 Business development, travel and entertainment            17,136          16,502
 Depreciation and amortization                              8,830           2,943
 Rent                                                       8,783           6,389
 Professional fees                                         56,464          45,667
 Other                                                     15,890           5,019
                                                     ------------    ------------
 Total expenses                                           342,427         275,910
                                                     ------------    ------------
OTHER (INCOME) EXPENSE
 Interest expense                                          76,081          76,081
 Net change in fair value of derivatives                   (6,839)         (6,839)
 Interest income                                          (29,872)        (29,872)
 Other expense                                             34,557          30,547
 Merger expense                                           876,150         876,150
                                                     ------------    ------------
 Total other expense                                      950,077         946,067
                                                     ------------    ------------
 Loss before provision for income taxes                (1,116,465)     (1,134,362)
INCOME TAX PROVISION                                           --              --
                                                     ------------    ------------
NET LOSS                                               (1,116,465)     (1,134,362)
 Preferred dividends paid                                  12,000              --
                                                     ------------    ------------

LOSS APPLICABLE TO COMMON SHARES                     $ (1,128,465)   $ (1,134,362)
                                                     ============    ============

 Net loss per share for basic and diluted            $      (0.06)   $      (0.06)
                                                     ============    ============
 Weighted shares outstanding for basic and diluted     17,466,612      17,466,612
                                                     ============    ============

See accompanying Notes to Consolidated Financial Statements

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                     (Formerly CSI Business Finance, Inc.)
                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
                                    RESTATED


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                                                                       $ (1,116,465)
 Adjustment to reconcile net loss to net cash
 provided by (used in) operating activities:
   Depreciation and amortization                                                        8,830
   Amortization of deferred expenses                                                   11,557
   Non-cash expense for redemption of preferred stock                                  40,000
   Non-cash revenues                                                                  (60,648)
   Non-cash expenses                                                                  244,066
   Non-cash merger expense                                                            876,150
 (Increase) decrease in assets:
   Other accounts receivable                                                          (39,199)
   Notes receivable                                                                  (417,790)
   Prepaid and other                                                                  (31,498)
   Investment in marketable securities                                               (160,315)
  Increase (decrease) in liabilities:
   Accounts payable                                                                     3,587
   Accrued liabilities                                                                 82,837
                                                                                -------------
    Net cash used in operating activities                                            (558,888)
                                                                                -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed assets                                                            (1,000)
  Change in minimum lease payments receivable                                         (25,037)
                                                                                -------------
    Net cash used in investing activities                                             (26,037)
                                                                                -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of convertible debentures                                  5,371,839
  Preferred dividends paid                                                            (12,000)
                                                                                -------------
    Net cash provided by financing activities                                       5,359,839
                                                                                -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                4,774,914
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             --
                                                                                -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $   4,774,914
                                                                                =============
SUPPLEMENTAL INFORMATION
  Interest paid                                                                 $       2,755
  Taxes paid                                                                               --
  Assets and liabilities assumed in merger:
   Prepaids and other                                                                   9,992
   Accounts payable and accrued liabilities                                           262,231
   Convertible debentures and notes payable                                           547,533
   Accrued interest payable                                                            73,244
  Issuance of Series A Convertible Preferred Stock                                      1,000
  Payment of debentures, notes payable and accrued interest                           635,119
  Derivative liability                                                                413,603
  Derivative asset                                                                     33,315
  Discount on debenture payable                                                       413,603
  Premium on debenture receivable                                                      33,315
  Conversion of advances from parent to note payable                                    4,134
  Assets acquired and liabilities paid from proceeds of convertible debenture:
   Debenture, notes payable and accrued interest acquired                           9,000,000
   Deferred expenses                                                                  575,000
   Debenture, notes payable and accrued interest paid                                 635,199
   Accounts payable                                                                    53,161

See accompanying Notes to Consolidated Financial Statements

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                     (Formerly CSI Business Finance, Inc.)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF SEPTEMBER 30, 2005
                                    RESTATED

NOTE 1 - DESCRIPTION OF MERGER AND RELATED EVENTS

On August 25, 2005, CSI Business Finance, Inc., a Nevada corporation (formerly Health Express USA, Inc., a Florida Corporation, and herein referred to as the "Company") completed the closing of that certain Share Exchange Agreement, by and between the Company, CSI Business Finance, Inc., (the Texas corporation and now wholly-owned subsiding of the Company herein referred to as "CSI") and the shareholder of CSI (the "CSI Shareholder").

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

NOTE 3 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim financial reporting and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

Since CSI is the surviving entity of the reverse merger, the financial reports include the unaudited consolidated balance sheet at September 30, 2005 and the results of operations for nine (9) months for CSI and for the period August 25, 2005 through September 30, 2005 for the Company. Since CSI was incorporated on October 22, 2004, there are no results of operations to report for the three (3) months or nine (9) months ended September 30, 2004.

The unaudited consolidated financial statements include the accounts of Natural Nutrition Inc., formerly CSI Business Finance, Inc., and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes for the year ended December 31, 2004, which were filed by the Company with the U.S. Securities and Exchange Commission on Form 8-K/A on November 1, 2005. Other than as discussed in the Explanatory Note above, this Form 10-QSB/A does not reflect events occurring after the filing of the Original Filing or modify or update disclosures (including the exhibits to the Original Filing) affected by subsequent events. Accordingly, this Form 10-QSB/A should be read in conjunction with our periodic filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

NOTE 4 - CONVERTIBLE DEBENTURE PAYABLE

Effective September 9, 2005, the Company issued a secured convertible debenture (the "Debenture") to Cornell Capital Partners, LP in the amount of $15,635,199. This Debenture is due on September 9, 2008 with interest accruing at five percent (5%). Interest is due at maturity or conversion. On the third anniversary date of issuance, the Company has the option of paying all the unpaid principal and accrued interest on the unconverted debentures or convert the debentures into common stock. The conversion option is available at any time until payment in full of the debenture. Conversion is into shares of the Company's common stock at the lesser of (a) one hundred twenty percent (120%) of the volume weighted average price on September 9, 2005 or (b) eighty percent (80%)of the average of the three lowest volume weighted average price days of the Company's Common Stock for the five (5) days prior to the conversion.

For the period from inception of the Convertible Debenture through September 30, 2005, the amortization of unamortized discount on the Convertible Debenture was $8,201, which has been classified as interest expense in the accompanying statement of operation.

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

Note 5 - NOTES AND CONVERTIBLE DEBENTURE RECEIVABLE

On September 9, 2005, the Company purchased a portion of a convertible debenture and related accrued interest for $8,500,000 and two unsecured notes receivable and related accrued interest for $500,000 from Cornell Capital Partners, LP. The notes bear interest at 5%, which is accrued until maturity on June 30, 2006. The notes are convertible, at the option of the Company, into common stock of Bio-One Corporation at a price of $0.75 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion price may be adjusted downward to a lower price per share based on 80% of the average for the three lowest closing prices for five trading days prior to conversion. The Company has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 4.99% of the outstanding stock. Bio-One has the right to repurchase the Notes at 120% of the face amount.

For the period from acquisition of the convertible debenture through September 30, 2005, the amortization of unamortized premium on the debenture was $832, which has been netted against interest expense in the accompanying statement of operation.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On December 8, 2004 a lawsuit was filed against the Company in the Circuit Court of the 15th Judicial Court of Palm Beach County. The Plaintiff, Lester M. Entin Associates, is the landlord of the property in which the Company's Boca Raton restaurant was located. The Plaintiff claimed the Company defaulted on its lease with the Plaintiff. The Plaintiff is seeking $221,304 in damages. As if the date of the accompanying report, the litigation was on going. The Company believes that they have adequately reserved for this lawsuit.

Note 11 - DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company has identified the following instruments have derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

      * Bio-One Debenture Receivable acquired on 9/9/05 in the face amount of $8,500,000

      *     Cornell Debenture Payable issued 9/9/05 in the face amount of
            $15,635,199

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

The embedded derivatives within the Convertible Note has been recorded at fair value at the date of issuance; and is marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivatives." As originally filed the Company utilized a third party valuation firm to develop the model to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value model utilized to value the various embedded derivatives in the convertible note receivable, comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Notes, such as the risk-free interest rate, expected Issuer stock price and volatility, likelihood of conversion and or redemption, and likelihood default status and timely registration. This model was used by the Company for additional derivative valuations required for this restatement.

The fair value of the derivative instruments are subject to the changes in the trading value of the Company's or Bio-One's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's or Bio-One's stock at the balance sheet date and the amount of shares converted by the note holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $413,603 at September 9, 2005. Using the same methodology, the single compound embedded derivative liability was valued at $405,385 at September 30, 2005. For the period from inception of the Convertible Debentures Payable through September 30, 2005, the change in fair value of the derivative liability was a decrease of $8,218, which has been classified as Other (Income) Expense (Net change in fair value of derivative).

The derivative instrument related to the debenture receivable was initially fair valued at $33,315 on acquisition at September 9, 2005. The single compound embedded derivative asset was valued at $31,936 at September 30, 2005. For the period from acquisition of the Convertible Debenture Receivable through the September 30, 2005, the change in fair value of the derivative asset was a decrease of $1,379, which has been classified as Other (Income) Expense (Net change in fair value of derivative).

Note 12 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS


Natural Nutrition Inc., formerly CSI Business Finance, Inc., (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 to restate the financial results. The restatement includes adjustments to:

      o Correct the overstatement of the number of common shares outstanding at September 30, 2005 from 159,226,866 to 157,191,508. Effective as of August 25, 2005, in connection with the closing of the Share Exchange Agreement by and between the Company, CSI Business Finance, Inc. (the Texas corporation and now a wholly-owned subsidiary of the Company) and the shareholders of CSI, two (2) individuals were issued shares of common stock of the Company to pay off notes equaling $117,660, a debenture equaling $60,000 and $27,952 of accrued interest. In the originally filed Form 10QSB for the quarter ended September 30, 2005 it was reported 159,226,866 shares were issued; however, only 157,191,508 were ultimately issued. This restatement decreased Common Stock and the Retained Deficit by $2,036.

      o Remove the beneficial conversion feature previously recorded for the convertible debentures and recognize the effects of the embedded derivatives in the debentures. As originally filed we valued and recorded a beneficial conversion feature for the convertible debenture payable. Subsequent to the original filing, we determined both the convertible debenture receivable and the convertible debenture payable have embedded derivatives since the total number of shares which can be converted is not a fixed number (see Note 11 for further discussion). Therefore, the following adjustments were recorded:

            o The adjustment to remove the beneficial conversion feature reduced interest expense by $3,940,000 and reduced additional paid-in-capital and retained earnings by $3,779,774.

            o To recognize the embedded derivatives we recorded a $33,315 derivative asset and related debenture premium on the debenture receivable and a $413,603 derivative liability and debenture discount on the debenture payable. Interest expense was increased by $7,369 from the amortization of the debenture premium and discount and the fair value of derivatives was credited with $6,839 of income from the net change in the value of the derivative asset and debenture discount.

A summary of the significant effects of the restatement is presented below:

Balance Sheet
--------------------------------------------------------------------------------
                                                  September 30, 2005
                                          ------------------------------
                                           As Reported       As Restated
                                          -------------    -------------
Derivative asset                          $          --    $      31,936

Convertible debenture receivable-net of
debenture premium                             8,500,000        8,467,517

Convertible debenture payable-net of
discounts                                    15,635,199       15,229,797

Derivative liability                                 --          405,385

Common stock                                    159,227          157,191

Additional paid-in-capital                    3,779,774               --

Retained deficit                             (5,069,832)      (1,288,552)

Common shares issued and outstanding        159,226,866      157,191,508

Statements of Operations
--------------------------------------------------------------------------------

                                                  Nine Months Ended              Three Months Ended
                                                  September 30, 2005             September 30, 2005
                                            ----------------------------    ----------------------------
                                             As Reported     As Restated     As Reported     As Restated
                                            ------------    ------------    ------------    ------------
Interest expense                            $  4,008,712    $     76,081    $  4,008,712    $     76,081

Net change in fair value of derivatives               --          (6,839)             --          (6,839)

Net loss applicable to common shares          (5,067,935)     (1,128,465)     (5,073,832)     (1,134,362)

Net loss per share for basic and diluted           (0.29)          (0.06)          (0.29)          (0.06)

Weighted shares outstanding for basic and
diluted                                       17,692,763      17,466,612      17,692,763      17,466,612

Statements of Cash Flows
--------------------------------------------------------------------------------
                                          Nine Months Ended
                                         September 30, 2005
                                    --------------------------
                                    As Reported    As Restated
                                    -----------    -----------
Net loss                            $(5,055,935)   $(1,116,465)

Amortization of deferred expenses        11,027         11,557

Non-cash interest expense             3,940,000             --


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Forward Looking Statements

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), Natural Nutrition Inc., formerly CSI Business Finance, Inc., and its subsidiaries are hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made herein. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance are not statements of historical facts and may be forward-looking. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to, economic, competitive, regulatory, growth strategies, available financing and other factors discussed elsewhere in this report and in documents filed by the Company with the U.S. Securities and Exchange Commission ("SEC"). Many of these factors are beyond the Company's control. Actual results could differ materially from the forward-looking statements made. In light of these risks and uncertainties, there can be no assurance that the results anticipated in the forward-looking information contained in this report will, in fact, occur.

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

      Other Income And Expense

      Interest expense of $76,801 relates to the convertible subordinated debenture.

      Other expense of $34,557 includes $40,000 related to the redemption of preferred shares of CSI in July 2005, and is net of other income of approximately $9,000.

      Interest income relates to the convertible debenture and notes receivable from Bio-One acquired in September 2005.

      Merger expenses of $876,150 primarily represent liabilities assumed in excess of assets acquired in the merger.

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

      Other Income And Expense

      Interest expense of $76,081 relates to the convertible subordinated debenture.

      Other expense of $30,547 includes $40,000 related to the redemption of preferred shares of CSI in July 2005, and is net of other income of approximately $9,000.

      Interest income relates to the convertible debenture and notes receivable from Bio-One acquired in September 2005.

      Merger expenses of $876,150 primarily represent liabilities assumed in excess of assets acquired in the merger.

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

ITEM 3. CONTROLS AND PROCEDURES

(A)   Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, and because of the restatement on this Form 10-QSB/A due to complex accounting issues, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Securities Exchange Act of 1934.

(B)   Changes in Internal Controls over Financial Reporting

      There were no changes in internal controls over financial reporting that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially effect, our internal control over financial reporting.

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

      As a result of our review of the items identified by our auditors, we have concluded that our previous derivative accounting policies were incorrect.

      In light of the above, we have determined to restate our consolidated financial statements for the third quarter of 2005 to correct our accounting for derivatives.

      Further, based on the material weaknesses described herein, we have concluded that our internal controls over financial reporting were not effective at the end of the period covered by this report. More specifically, our failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure during 2005 to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, arising from the issuance during 2005.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

      On December 8, 2004 a lawsuit was filed against the Company in the Circuit Court of the 15th Judicial Court of Palm Beach County. The Plaintiff, Lester M. Entin Associates, is the landlord of the property in which the Company's Boca Raton restaurant was located. The Plaintiff claimed the Company defaulted on its lease with the Plaintiff. The Plaintiff is seeking $221,304 in damages. The Lawsuit was settled in December, 2005 for approximately $130,000.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      On August 25, 2005, in connection with the closing of the Share Exchange Agreement by and between the Company, CSI Business Finance, Inc. (the Texas corporation and now a wholly-owned subsidiary of the Company, also herein referred to as "CSI") and the shareholders of CSI, two (2) individuals were issued an aggregate 108,171,525 shares (a restated decrease from the originally reported 110,206,883 shares--representing a difference between the number of shares recorded at the time of merger and the date the actual shares were issued) of common stock of the Company to pay off notes equaling $117,660, a debenture equaling $60,000 and $27,952 of accrued interest.

Effective September 9, 2005, the Company issued a $15,635,199 secured convertible debenture (the "Debenture") to Cornell Capital Partners, LP. The Debenture is due on September 9, 2008 with interest accruing at five percent (5%). Interest on the Debenture is due at maturity or conversion. On the third anniversary date of issuance, the Company has the option of paying all the unpaid principal and accrued interest on the unconverted debentures or converting the debentures into stock. The conversion option is available at any time until payment in full of the Debenture. Conversion is into shares of the Company's common stock at the lesser of (a) one hundred twenty percent (120%) of the volume weighted average price on September 9, 2005 or (b) eighty percent (80%)of the average of the three lowest volume weighted average price days of the Company's Common Stock for the five (5) days prior to the conversion.


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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Natural Nutrition Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2006              NATURAL NUTRITION, INC.


                                    By: /s/ Timothy J. Connolly
                                        -----------------------
                                        Name:  Timothy J. Connolly
                                        Title: Chief Executive Officer