Form 10QSB
period 2006-09-30
Natural Nutrition Inc.
filed 2006-11-14
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2006


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


               For the transition period from ______ to __________

                        Commission File Number : 0-27569

                             NATURAL NUTRITION, INC.
        (Exact name of small business issuer as specified in its charter)

                 Nevada                                  65-0847995
    ---------------------------------         ---------------------------------
      (State or other jurisdiction            (IRS Employer Identification No.)
    of incorporation or organization)

                       109 North Post Oak Lane, Suite 422
                                Houston, TX 77024
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (713) 621-2737

 Date: November 14, 2006                       Natural Nutrition, Inc.

                           (Issuer's telephone number)

                      (Formerly CSI Business Finance, Inc.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|   No |X|

The number of shares outstanding of our common stock at November 3, 2006 was 11,587,693.

Transitional Small Business Disclosure Format (check one):   Yes: |_|  No: |X|


                                     - 1 -
--------------------------------------------------------------------------------

                             NATURAL NUTRITION, INC.

                                   FORM 10-QSB


                                      INDEX

                                                                          Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2006
  (Unaudited)                                                               3
Condensed Consolidated Statements of Operations for the three
  months ended September 30, 2006 and 2005 (Unaudited)                      4
Condensed Consolidated Statements of Operations for the nine
  months ended September 30, 2006 and 2005 (Unaudited)                      5
Condensed Consolidated Statements of Cash Flows for the nine
  months ended September 30, 2006 and 2005 (Unaudited)                      6
Notes to Condensed Consolidated Financial Statements (Unaudited)          7 - 9
Item 2. Management's Discussion and Analysis or Plan of Operation         9 - 13
Item 3. Controls and Procedures                                          13 - 14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        15
Item 3. Defaults Upon Senior Securities                                    15
Item 4. Submission of Matters to a Vote of Security Holders                15
Item 5. Other Information                                                  15
Item 6. Exhibits                                                           15

SIGNATURES                                                                 16



                                     - 2 -
--------------------------------------------------------------------------------

PART I -FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                      (Formerly CSI Business Finance, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash                                                             $  1,640,242
  Deferred financing costs                                              191,665
  Notes receivable                                                    1,433,386
  Note receivable - related party                                       275,000
  Investment in marketable securities                                    25,000
  Due from affiliate                                                     96,581
  Prepaids, accrued interest and accounts receivable other               87,795
                                                                   ------------
   Total current assets                                               3,749,669
                                                                   ------------
NONCURRENT ASSETS
  Investments                                                         9,887,959
  Fixed assets, net                                                       5,806
  Deferred financing costs                                              180,642
                                                                   ------------
  Total noncurrent assets                                            10,074,407
                                                                   ------------
TOTAL ASSETS                                                       $ 13,824,076
                                                                   ============
                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable, accrued liabilities and other                  $    209,096
                                                                   ------------
  Total current liabilities                                             209,096
                                                                   ------------

NONCURRENT LIABILITIES
  Debenture payable--net of discount of $268,816                     15,364,383
  Derivative liability                                                  293,740
  Accrued interest payable-noncurrent                                   507,236
                                                                   ------------
  Total liabilities                                                  16,374,455
                                                                   ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized Preferred stock Series A Convertible
    $0.01 par value; 100,000 shares authorized,
    95,589 shares issued and outstanding and no
    liquidation or redemption value                                         956
  Common stock, par value $0.001; 200,000,000 shares
     authorized;  11,587,693 issued and outstanding                      11,588
  Additional paid-in capital                                            198,836
  Retained earnings                                                  (2,761,759)
                                                                   ------------
  Total shareholders' deficit                                        (2,550,379)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $ 13,824,076
                                                                   ============

See accompanying Notes to Condensed Consolidated Financial Statements


                                     - 3 -
--------------------------------------------------------------------------------

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                      (Formerly CSI Business Finance, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30
                                                           2006           2005
                                                        -----------    -----------
REVENUE
  Lease income                                          $        --    $    19,338
  Fee income                                                 19,854         34,379
  Trading gains (loss)                                      (19,903)        33,898
  Dividends from marketable securities                      107,619             --
  Interest income from notes and debenture receivable        44,818             --
                                                        -----------    -----------
  Total revenue                                             152,388         87,615
                                                        -----------    -----------


OPERATING EXPENSES
  Selling, general and administrative expenses
    (2006 and 2005 include $63,654 and
    $0, respectively, of expenses allocated
    from an affiliated entity                               489,050        275,910
   Interest expense                                         260,191         76,081
                                                        -----------    -----------
OPERATING LOSS                                             (596,853)      (264,376)
                                                        -----------    -----------

OTHER (INCOME) EXPENSE
  Net change in fair value of derivative                    (11,152)        (6,839)
  Interest and other (income) expense                       (11,647)           675
  Merger expense                                                 --        876,150
                                                        -----------    -----------
  Total other (income) expense                              (22,799)       869,986
                                                        -----------    -----------

  Loss before provision for income taxes                   (574,054)    (1,134,362)
                                                        -----------    -----------

INCOME TAX PROVISION                                             --             --
                                                        -----------    -----------
LOSS APPLICABLE TO COMMON SHARES                        $  (574,054)   $(1,134,362)
                                                        ===========    ===========

  Net loss per share for basic and diluted              $     (0.08)   $     (0.54)
                                                        ===========    ===========

  Weighted shares outstanding for basic and diluted       7,034,110      2,096,553
                                                        ===========    ===========


See accompanying Notes to Condensed Consolidated Financial Statements


                                     - 4 -
--------------------------------------------------------------------------------

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                      (Formerly CSI Business Finance, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Nine Months Ended September 30
                                                            2006            2005
                                                         -----------    -----------
REVENUE
   Lease income                                          $    39,684    $    60,649
   Fee income                                                 86,009         81,492
   Trading gains (losses)                                    (66,795)        33,898
   Dividends from marketable securities                      354,054             --
   Interest income from notes and debenture receivable       217,484             --
                                                         -----------    -----------
   Total revenue                                             630,436        176,039
                                                         -----------    -----------

OPERATING EXPENSES

   Selling, general and administrative expenses
     (2006 and 2005 include $198,558 and
     $0, respectively, of expenses allocated from
     an affiliated entity)                                 1,188,385        342,427
   Interest expense                                          796,379         76,081
                                                         -----------    -----------
OPERATING LOSS                                            (1,354,328)      (242,469)
                                                         -----------    -----------

OTHER (INCOME) EXPENSE
   Net change in fair value of derivative                    (74,964)        (6,839)
   Loss on extinguishment of debenture receivable                639             --
   Other (income) expense                                    (39,882)         4,685
   Merger expense                                                 --        876,150
                                                         -----------    -----------
   Total other (income) expense                             (114,207)       873,996
                                                         -----------    -----------

   Loss before provision for income taxes                 (1,240,121)    (1,116,465)
                                                         -----------    -----------

INCOME TAX PROVISION                                              --             --
                                                         -----------    -----------
NET LOSS                                                  (1,240,121)    (1,116,465)
    Preferred dividends paid                                      --         12,000
                                                         -----------    -----------
LOSS APPLICABLE TO COMMON SHARES                         $(1,240,121)   $(1,128,465)
                                                         ===========    ===========

   Net (loss) per share for basic and diluted            $     (0.19)       4 (1.61
                                                         ===========    ===========

   Weighted shares outstanding for basic and diluted       6,539,222        699,518
                                                         ===========    ===========

See accompanying Notes to Condensed Consolidated Financial Statements


                                     - 5 -
--------------------------------------------------------------------------------

                               NATURAL NUTRITION, INC. AND SUBSIDIARIES
                                 (Formerly CSI Business Finance, Inc.)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                           Nine Months Ended September 30
                                                                                2006           2005
                                                                            ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $ (1,240,121)  $ (1,116,465)
  Adjustment to reconcile net income to net cash
    provided by (used in) operating activities                                 2,670,402        557,577
                                                                            ------------   ------------
      Net cash provided by (used) in operating activities                      1,430,281       (558,888)
                                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed assets                                                           --         (1,000)
  Sale of asset                                                                  350,000             --
                                                                            ------------   ------------
  Purchases of minimum lease payments receivable                                      --         (25,037)
                                                                            ------------   ------------
      Net cash provided by (used in) investing activities                        350,000         (26,037)
                                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of convertible debentures                                     --     5,371,839
  Payments on notes payable to affiliate                                        (344,282)            --
  Preferred dividends paid                                                            --        (12,000)
                                                                            ------------   ------------
  Net cash provided by (used in) financing activities                           (344,282)     5,359,839
                                                                            ------------   ------------
NET CHANGE IN CASH                                                             1,435,999      4,774,914
CASH, BEGINNING OF PERIOD                                                        204,243             --
                                                                            ------------   ------------
CASH, END OF PERIOD                                                         $  1,640,242   $  4,774,914
                                                                            ============   ============

SUPPLEMENTAL INFORMATION
  Interest paid                                                             $    432,099   $      2,755
                                                                            ============   ============
  Taxes paid                                                                $         --   $         --
                                                                            ============   ============
  Exchange of certain receivable for common stock:
    Common stock acquired
                                                                            $  9,887,959   $         --
                                                                            ============   ============
    Debentures and notes receivable exchanged                               $  9,609,283   $         --
                                                                            ============   ============
    Accrued interest receivable exchanged                                   $    278,676   $         --
                                                                            ============   ============
  Assets and liabilities assumed in merger:
    Prepaids and other                                                                --          9,992
                                                                            ============   ============
     Accounts payable and accrued liabilities                               $         --   $    262,231
                                                                            ============   ============
     Convertible debentures and notes payable                               $         --   $    547,533
                                                                            ============   ============
     Accrued interest payable                                               $         --   $     73,244
                                                                            ============   ============
     Issuance of Series A Convertible Preferred Stock                       $         --   $      1,000
                                                                            ============   ============
     Payment of debentures, notes payable and accrued interest              $         --   $    635,119
                                                                            ============   ============
     Derivative liability                                                   $         --   $    413,603
                                                                            ============   ============
     Derivative asset                                                       $         --   $     33,315
                                                                            ============   ============
     Discount on debenture payable                                          $         --   $    413,603
                                                                            ============   ============
     Premium on debenture receivable                                        $         --   $     33,315
                                                                            ============   ============
     Conversion of advances from parent to note payable                     $         --   $      4,134
                                                                            ============   ============
     Assets and liabilities paid from proceeds of convertible debentures:
        Debentures, notes payable and accrued interest payable              $         --   $  9,000,000
                                                                            ============   ============
        Deferred expenses                                                   $         --   $    575,000
                                                                            ============   ============
         Debenture, notes payable and accrued interest paid                 $         --   $    635,199
                                                                            ============   ============
         Accounts payable and accrued liabilities                           $         --   $     53,161
                                                                            ============   ============


See accompanying Notes to Condensed Consolidated Financial Statements


                                     - 6 -
--------------------------------------------------------------------------------

                    Natural Nutrition, Inc. and Subsidiaries
                      (Formerly CSI Business Finance, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Our Condensed Consolidated Balance Sheet as of September 30, 2006, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and September 30, 2005, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and September 30, 2005 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation of Natural Nutrition, Inc. (the "Company") and Subsidiaries. The results for the three and nine months are not necessarily indicative of the results expected for the year.

As used herein, the "Company", "management", "we", "our" refers to Natural Nutrition, Inc., or Natural Nutrition, Inc. together with its subsidiaries. The Company's fiscal year ends on December 31st.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial statements. The unaudited Condensed Consolidated Financial Statements and the notes thereto in this report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 (the "10-KSB").

On May 23, 2006, our Board of Directors approved a 1 to 25 reverse common stock split. We currently do not have sufficient authorized shares to meet the number of shares on the conversion of the debentures. The Company is in the process of amending our articles of incorporation and bylaws to increase the number of our authorized shares. All references to our common stock in this document are stated in shares after the reverse split.

The Company, formerly known as Health Express USA, Inc., was incorporated in Florida on July 2, 1998. On August 25, 2005, the Company completed the closing of that certain Share Exchange Agreement, by and among the Company, CSI Business Finance, Inc., a Texas corporation and wholly-owned subsidiary of the Company herein referred to as ("CSI") and the shareholder of CSI (the "CSI Shareholder").

On September 18, 2006, the Company formally changed its name to Natural Nutrition, Inc. and simultaneously migrated from Florida to become a Nevada corporation.

On August 25, 2005, the Company effectively exchanged with the CSI Shareholder the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company (the "Preferred Stock"), and CSI became a wholly-owned subsidiary of the Company. Each share of the Company's Series A Preferred Stock is convertible into 780 shares of common stock of the Company, beginning one (1) year after the effective date of the merger. The shares of Preferred Stock were subsequently distributed to the shareholders of Corporate Strategies, Inc., the former shareholder of CSI. In addition, at the exchange date, 4,326,861 shares of common stock of the Company were issued to pay off notes and debentures. If the stockholders of Preferred Stock were to convert to common stock as of the date of the merger, they would hold 78,000,000 shares, or ninety-two and one half percent (92.5%) of the issued and outstanding shares of common stock of the Company. This conversion would result in the holders of the Preferred Stock effectively controlling the Company.

The holders of the Preferred Stock and the holders of the common stock of the Company vote together and not as separate classes, and the Preferred Stock shall be counted on an "as converted" basis, thereby giving the holders of Preferred Stock control of the Company. The transaction was accounted for as a reverse acquisition since control of the Company passed to the shareholders of the acquired company (CSI).

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

Since CSI was the surviving entity of the reverse merger, the 2005 financial reports include the operating results of the Company and its Subsidiary from September 1, 2005 and CSI only from January 1, 2005 through August 31, 2005.

Our CEO is also on the Board of Directors of one of our clients. As of September 30, 2006, we have an outstanding note receivable in the amount of $275,000 from this client. The note receivable is separately stated on our balance sheet as of September 30, 2006. Subsequent to September 30, 2006, our CEO was elected Chairman of our client's Board of Directors.

The  condensed  consolidated  financial  statements  include the accounts of the
Company  and  its  wholly-owned  subsidiaries.   All  significant  inter-company
accounts and transactions have been eliminated in consolidation.

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

Our basic and diluted shares used to compute loss per common share amounts are the same for both the three months and nine months ended September 30, 2005 and September 30, 2006. Since we had a net loss for the three and nine months ended September 30, 2006 and September 30, 2005, the assumed exercise of stock options and the conversion of the Series A Preferred Stock and secured convertible debentures outstanding as of September 30, 2006 would be anti-dilutive.

We currently do not have sufficient authorized shares to meet the number of shares on the conversion of the debentures. The Company is in the process of amending our articles of incorporation and bylaws to increase the number of our authorized shares.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS 123(R)"), provides for the use of a fair value-based method of accounting for employee stock compensation. There are outstanding stock options to purchase 5,695 of the Company's common stock at an exercise price of $1.31 per share. These options expire in August 2007. We believe these options do not have a fair market value and we expect them to be forfeited.

NOTE 3 - RESTATEMENT OF PRIOR PERIODS

We have restated our financial results for fiscal 2005 and for the related interim periods therein previously reported. The restatement required us to reissue the report on Form 10-QSB at September 30, 2005 and for the three and nine months then ended. The restatements include adjustments to (a) correct the accounting for convertible debentures to recognize the effects of derivatives, and (b) remove the beneficial conversion feature previously recorded for the convertible debentures.

NOTE 4 - AGREEMENT IN LIEU OF FORECLOSURE

The Company completed an agreement in lieu of foreclosure (the "Agreement") with Bio One Corporation ("Bio-One") on March 22, 2006 and received the stock of Interactive Nutrition International, Inc ("INII"), along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by Price Waterhouse Coopers as Receiver and Manager pursuant to
Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah (collectively, the "Sellers"), purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. A Court-supervised sale of the assets has been requested by the Receiver, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah, Pamela Nesrallah, Roxanne Anderson and Price Waterhouse Coopers, Inc. filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. The Company intends to pursue some or all of the previous claims in the filing of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement the Company executed with Bio-One on March 22, 2006.

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah, alleging, among other claims, breach of fiduciary duty to INII. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our action filed in Canada. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,537,959 in INII.

As a result of the above foreclosure, the Company has recorded a $9,887,959 investment in the INII stock consisting of an $8,500,000 debenture receivable, $1,109,283 notes receivable and $278,676 of accrued interest receivable. This amount has been reduced by $350,000 reflecting the sale of an asset.

NOTE 5 - DERIVATIVE FINANCIAL INSTRUMENTS

The derivatives for the debenture payable have been accounted for in accordance with Statement of Financial Accounting Standards Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS 133") and the Emerging Issues Task Force Abstract No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF No. 00-19").

We have determined that the following instrument has derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivative:

      o Cornell Convertible Debenture (the "Convertible Debenture"), issued on September 9, 2005 in the face amount of $15,635,199.

Management has determined that the above debenture has embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as a derivative liability in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Debenture, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument".

The embedded derivatives within the Convertible Debenture have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to our income statement as "Net change in fair value of derivative". We utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value model utilized to value the various embedded derivatives in the Convertible Debenture, comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Debenture, such as the risk-free interest rate, expected issuer stock price and volatility, likelihood of conversion and or redemption and likelihood default status and timely registration. The Company used this model for the derivative valuations at September 30, 2006.

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

The conversion feature, reset provision and the Company's optional early redemption right have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $413,603 at September 9, 2005. Using the same methodology, the single compound embedded derivative liability was valued at $293,740 at September 30, 2006. The change in fair value of the derivative liability was a decrease of $11,152 from our prior reporting period, and has been classified as "net change in fair value of derivative" in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006.

The Company had a debenture receivable which was extinguished on March 22, 2006. The derivative instrument related to the debenture receivable was initially fair valued at $33,315 upon acquisition at September 9, 2005. The single compound embedded derivative receivable was valued at $26,273 at March 22, 2006. For the period January 1 through March 22, 2006, the change in fair value of the derivative asset was an increase of $104, which has been classified as "net change in fair value of derivative".

As result of the foreclosure discussed on Note 4, the derivative asset and a premium on the debenture receivable was written off and a $639 loss on extinguishment of debenture receivable was recorded during the nine months ended September 30, 2006.


ITEM 2 .      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-QSB, and the accompanying MD&A, contains forward-looking statements. Statements contained in this report about Natural Nutrition, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions and demand for our financial services are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our reasonable belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report may not occur. Such risks and uncertainties include, without limitation, our successful efforts in the outcome of our litigation concerning our investment in INII, our success in trading marketable securities, our ability to maintain contracts that are critical to our operations, actual customer demand for our financing and related services, collection of accounts and notes receivable, our ability to obtain and maintain normal terms with our vendors and service providers and conditions in the capital markets and equity markets during the periods covered by the forward-looking statements.

 The forward-looking statements contained in this report speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Natural Nutrition, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our annual report filed on Form 10-KSB and in our future periodic reports filed with the SEC. The following M,D&A should be read in conjunction with these unaudited Condensed Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein, and in conjunction with our audited financial statements, together with footnotes and the M,D&A, in our 2005 annual report filed on Form 10-KSB with the Securities Exchange Commission (the "SEC").

Overview

On August 25, 2005, Health Express USA, Inc., a Florida corporation, entered into a share exchange agreement with CSI Business Finance, Inc., a Texas corporation ("CSI") and the shareholder of CSI (Corporate Strategies, Inc.). The transaction is being reflected as a reverse acquisition since control of the Company has passed to the shareholders of Corporate Strategies, Inc. ("Corporate Strategies"). The Company was subsequently renamed in 2005 to CSI Business Finance, Inc. (the Florida corporation). In September of 2006 CSI Business Finance, Inc. changed its name to Natural Nutrition, Inc. and simultaneously migrated from Florida to Nevada.

On May 23, 2006, our Board of Directors approved a 1 to 25 reverse common stock split. We currently do not have sufficient authorized shares to meet the number of shares on the conversion of the debentures. The Company is in the process of amending our articles of incorporation and bylaws to increase the number of our authorized shares. All references to our common stock in this document are stated in shares after the reverse split.

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

The Company completed an agreement in lieu of foreclosure (the "Agreement") with Bio One Corporation ("Bio-One") on March 22, 2006 and received the stock of Interactive Nutrition International, Inc ("INII"), along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by Price Waterhouse Coopers as Receiver and Manager pursuant to
Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah (collectively, the "Sellers"), purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. A Court-supervised sale of the assets has been requested by the Receiver, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah, Pamela Nesrallah, Roxanne Anderson and Price Waterhouse Coopers, Inc. filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. The Company intends to pursue some or all of the previous claims in the filing of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement the Company executed with Bio-One on March 22, 2006.

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah, alleging, among other claims, breach of fiduciary duty to INII. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our action filed in Canada. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law. We have reduced our investment by $350,000 for proceeds from the sale of an asset. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,537,959 in INII.

As a result of the above foreclosure, the Company has recorded a $9,887,959 investment in the INII stock consisting of an $8,500,000 debenture receivable, $1,109,283 notes receivable and $278,676 of accrued interest receivable. We have reduced our investment by $350,000 for proceeds from the sale of an asset.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 and September 30, 2005

We had no leasing income for the three months ended September 30, 2006. Leasing income for the three months ended September 30, 2005 was $19,338. We will continue to seek leasing opportunities in the future, however this is not the primary focus of management, or the Company's resources. We are continuously seeking turn-around opportunities as these opportunities arise. Fee income from brokerage fees earned in originating and selling business leases and loans was $19,854 for the three months ended September 30, 2006 versus $34,379 for the three months ended September 30, 2005. During the quarter ended September 30, 2006, the Company funded short-term loans to four new clients totaling approximately $758,000.

Interest income was $44,818 for the three months ended September 30, 2006 compared to zero dollars ($0) for the three months ended September 30, 2005. Interest income was derived mainly from notes receivable relating to receivables factoring and investments. We expect interest income to increase in the future since the Company has increased working capital availability for business lending and factoring. Dividend income was $107,619 for the three months ended September 30, 2006 compared to zero dollars ($0) for the three months ended September 30, 2005. Dividend income is primarily derived from various investments in marketable securities. We actively trade marketable securities and consider trading to be a significant source of future revenue. For the three months ended September 30, 2006, we recorded net trading losses from various investments in marketable securities in the amount of $19,903 ($108,507 in realized trading losses and $88,604 in unrealized trading gains). For the three months ended September 30, 2005, we recorded $33,898 net trading gains from various investments in marketable securities ($32,719 in realized trading gains and $1,179 in unrealized trading gains).

We have not yet reached the size to benefit from separate office space and a dedicated staff. Our Company shares office space and certain administrative functions and staff with an affiliated company. Costs are allocated for these shared functions based on an estimate of time usage.

Selling, general and administrative expenses were $489,050 for the three months ended September 30, 2006 versus $275,910 for the three months ended September 30, 2005. Professional fees of $249,337 associated with the Company's investment in INII as more fully described in Note 4 and our legal proceedings section to the Condensed Consolidated Financial Statements and salaries expense and allocated overhead of $175,612 comprised the majority of these expenses. The remainder of our selling, general and administrative expenses for the three months ended September 30, 2006 consist primarily of business development and other ordinary expenses necessary for the operation of the Company. Salaries and benefits were $198,697 for the three months ended September 30, 2005, while the remainder of the expenses incurred were for allocated expenses, professional fees and other ordinary office related expenses. The increase in salaries and benefits is due to officer's salaries incurred since the August 2005 merger.

We incurred interest expense of $260,191 for the three months ended September 30, 2006 compared to $76,081 for the three months ended September 30, 2005. Interest primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005 to fund INII, anticipated growth of the Company and interest on our margin loan.

We mark to market our derivative liability on a quarterly basis. For the three months ended September 30, 2006, the net change in fair value of derivative amounted to $11,152 of other income.

For the three months ended September 30, 2005, we recorded a merger expense in the amount of $876,160 in association with the Share Exchange Agreement more fully described in Note 1.

Nine Months Ended September 30, 2006 and September 30, 2005

Lease income for the nine months ended September 30, 2006 was $39,684 compared with $60,649 for the nine months ended September 30, 2005. We will continue to seek leasing opportunities in the future, however this is not the primary focus of management, or the Company's resources. We are continuously seeking turn-around opportunities as these opportunities arise. Fee income from brokerage fees earned in originating and selling business leases and loans remained relatively constant for the comparable nine months ended September 30, 2006 and 2005. Fee income was $86,009 for the nine months ended September 30, 2006 versus $81,492 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, the Company funded short-term loans to six new clients totaling approximately $1,595,000.

Interest income was $217,484 for the nine months ended September 30, 2006 compared to $0 for the nine months ended September 30, 2005. Interest income was derived mainly from notes receivable relating to receivables factoring and investments as well as interest from a debenture and notes that were subsequently traded on March 22, 2006 for stock in a Canadian subsidiary of the maker of the debentures. We expect interest income to increase in the future since the Company has increased working capital availability for business lending and factoring. Dividend income was $354,054 for the nine months ended September 30, 2006 compared to zero dollars ($0) for the nine months ended September 30, 2005. Dividend income is primarily derived from various investments in marketable securities. For the nine months ended September 30, 2006, the Company recorded net trading losses from various investments in marketable securities in the amount of $66,795. These losses were attributable to sharp, short term losses in value of certain portfolio segments that were not properly hedged against sudden decreases in value. We actively trade marketable securities and consider trading to be a source of future revenue. The Company has taken steps to protect its portfolio with the use of put and call options to limit the risk of losses in the future, while maximizing upside potential.

We have not yet reached the size to benefit from separate office space and a dedicated staff. Our Company shares office space and certain administrative functions and staff with an affiliated company. Costs are allocated for these shared functions based on an estimate of time usage.

Selling, general and administrative expenses were $1,188,385 for the nine months ended September 30, 2006 versus $342,427 for the nine months ended September 30, 2005. Professional fees of $645,734 associated with the Company's investment in INII, as more fully described in Note 4 and our legal proceedings section to the Condensed Consolidated Financial Statements, and salaries expense and allocated overhead of totaling $402,905 comprised the majority of these expenses. The remainder of our selling, general and administrative expenses for the nine months ended September 30, 2006 consist primarily of business development and other ordinary expenses necessary for the operation of the Company. Salaries and benefits were $230,803 for the nine months ended September 30, 2005, while the remainder of the expenses incurred were for allocated overhead expenses, professional fees and other ordinary office related expenses. The increase in salaries and benefits is due to officer's salaries incurred since the August 2005 merger.

Interest expense was $796,379 for the nine months ended September 30, 2006 compared to $76,081 for the nine months ended September 30, 2005. Interest primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005 to fund INII, anticipated growth of the Company and interest on our margin loan.

We mark to market our derivative liability on a quarterly basis. For the nine months ended September 30, 2006, the net change in fair value of derivative amounted to $74,964 of other income.

For the nine months ended September 30, 2005, we recorded a merger expense in the amount of $876,160 in association with the Share Exchange Agreement more fully described in Note 1 to these financial statements.

Liquidity and Capital Resources

Operating Activities

We incurred a net loss for the nine months ended September 30, 2006 in the amount of $1,240,121. During the nine months ended September 30, 2006, our operations provided cash flow in the amount of $1,430,281. Our operating cash flow was provided primarily by an increase in the value of our investments in marketable securities ($6,021,719) offset by a reduction of our associated margin loan ($2,936,194), changes in minimum lease payments receivable ($241,532) and debentures receivable ($519,238). Our decreases in net operating cash were primarily a result of changes in the amount of notes receivable ($1,414,195) used to fund short term loans for six new clients.
Investing Activities

Investing Activities

We realized $350,000 in proceeds from the sale of assets. The asset was included as a part of our investment in INII. A receivable for this asset was not recorded when our original investment in INII was made. The proceeds from the collection of this loan were charged to our investment in INII. These proceeds were immediately used to pay a portion of the accrued interest due on our debenture payable.

Financing Activities

For the nine months ended September 30, 2006, we made $344,282 of payments on a note to an affiliate. The loan was fully repaid in the second quarter of 2006.

Our CEO is also on the Board of Directors of one of our clients. As of September 30, 2006, we have an outstanding note receivable in the amount of $275,000 from this client. The note receivable is separately stated on our balance sheet as of September 30, 2006. Subsequent to September 30, 2006, our CEO was elected Chairman of our client's Board of Directors.

The Company had working capital in the amount of $3,540,573 at September 30, 2006. Included in our working capital is $1,708,386 of short term notes receivable. For the nine months ended September 30, 2006, we funded short-term loans to six new clients totaling approximately $1,595,000.

Our cash flows for the periods are summarized below:

                                                         Nine Months Ended     Nine Months Ended
                                                         September 30, 2006    September 30, 2005
                                                         ------------------    ------------------
Net cash provided (used) in                              $        1,430,281    $         (558,888)
  operating activities
Net cash used in investing activities                    $          350,000    $           26,037
Net cash provided  (used) in financing activities        $         (344,282)   $        5,359,839

Our cash increased $1,435,999 since December 31, 2005

Management believes the Company has adequate working capital and cash to be provided from operating activities to fund current levels of operations. We anticipate that our company will grow. As our business grows we believe that we will have to raise additional capital in the private debt and public equity markets to fund our investments.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at September 30, 2006.

Inflation

The Company believes that inflation has not had a significant impact on operations since inception.


 ITEM 3. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.
As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the material weaknesses described herein the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act. More specifically, our failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain transactions were accounted for in conformity with generally accepted accounting principles resulted in a failure during 2005 to record an appropriate derivative liability, deemed interest expense associated with the derivative liability and related charges associated with changes in the value of embedded derivatives, arising from the issuance during 2005 and a failure during the last quarter of 2005 to properly disclose hedging activities.

(B) Changes in Internal Controls over Financial Reporting
In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report, the Company's CEO and CFO have determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

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

In light of the above, we have restated our consolidated financial statements for the third quarter of 2005 to correct our accounting for derivatives.

The effects of the aforementioned weaknesses related to the closing and preparation of the financial statements were corrected by management prior to the issuance of this Quarterly Report on Form 10-QSB.

Remediation Plan regarding the Material Weaknesses

Because of our size, we share our accounting staff with an affiliated company. The accounting department is comprised of our Chief Financial Officer, a part-time Controller, an accounting manager and a data entry clerk, all of whom are considered contract employees since they are on the payroll of its affiliate and we reimburse our affiliate for the our share of the costs.

Management is actively engaged in remediation efforts to address the material weaknesses identified in the Company's internal control over financial reporting as of June 30, 2006. These on-going remediation efforts, outlined below, are specifically designed to address the material weaknesses identified by Management and to improve and strengthen the Company's overall control environment.

The Company has taken the following steps to address the specific problems identified by the auditors:

      o Our previous contract CFO was part time. Due to family health issues he was unable to devote full time to this position and has resigned as contract CFO and has become a part time contract controller. Our affiliate has hired a Chief Financial Officer and a contract full-charge bookkeeper to allow us to properly implement the segregation of duties necessary to maintain checks and balances between accounting and executive functions.


      o All non-routine transactions will be reviewed by our CFO and accounting manager before they are completed.

      o Our CFO will monitor our accounting policies to insure proper accounting for financial derivatives and other unusual transactions on an ongoing basis.

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

                           PART II - OTHER INFORMATION

ITEM 1 . LEGAL PROCEEDINGS


The Company completed an agreement in lieu of foreclosure (the "Agreement") with Bio One Corporation ("Bio-One") on March 22, 2006 and received the stock of Interactive Nutrition International, Inc ("INII"), along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by Price Waterhouse Coopers as Receiver and Manager pursuant to
Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah (collectively, the "Sellers"), purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. A Court-supervised sale of the assets has been requested by the Receiver, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah, Pamela Nesrallah, Roxanne Anderson and Price Waterhouse Coopers, Inc. filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. The Company intends to pursue some or all of the previous claims in the filing of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement the Company executed with Bio-One on March 22, 2006.

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah, alleging, among other claims, breach of fiduciary duty to INII. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our action filed in Canada. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,537,959 in INII.

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

 Date: November 14, 2006                       Natural Nutrition, Inc.
                                         (Formerly CSI Business Finance, Inc.)
                                         -------------------------------------
                                                     (Registrant)

                                                /s/ Timothy J Connolly
                                         -------------------------------------
                                                 Timothy J. Connolly
                                               Chief Executive Officer



 Date: November 14, 2006                       Natural Nutrition, Inc.
                                         (Formerly CSI Business Finance, Inc.)
                                         -------------------------------------
                                                     (Registrant)

                                                 /s/ Wm Chris Mathers
                                         -------------------------------------
                                                   Wm Chris Mathers
                                               Chief Financial Officer