Form 10QSB/A
period 2006-09-30
Natural Nutrition Inc.
filed 2006-11-29
CIK 1070050

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
                             -----------------------
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


                                 (713) 621-2737
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


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

                                EXPLANATORY NOTE

Natural Nutrition, Inc, formerly CSI Business Finance, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2006 to restate the financial results. The restatement includes correcting proofing errors to include an adjustment to (a) reclassify the receipt of proceeds in the amount of $349,500 as a reduction in our Investments account in the Noncurrent asset section of our condensed consolidated balance sheet, (b) correct retained earnings in our condensed consolidated balance sheet in the amount of $349,500, and (c) correct the condensed consolidated statements of cash flows to correct our net loss and the cash flows from investing activities in the amount of $349,500. The information contained in this Amendment, including the financial statements and the notes hereto, amends only Items 1 and 2 of Part I of the Company's originally filed Quarterly Report for the three and nine months ended September 30, 2006 on Form 10-QSB and no other items in its originally filed Form 10-QSB are amended hereby. In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-QSB. Except for the restatement, this Form 10-QSB/A does not materially modify or update other disclosures in the original Form 10-QSB, including the nature and character of such disclosure to reflect events occurring after November 14, 2006, the filing date of the original Form 10-QSB. Accordingly this Form 10-QSB/A should be read in conjunction with the Company's other filings made with the Securities and Exchange Commission. Currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

                             NATURAL NUTRITION, INC.

                                   FORM 10-QSB


                                      INDEX

                                                                          Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2006
  (Unaudited)                                                               4
Condensed Consolidated Statements of Operations for the three
  months ended September 30, 2006 and 2005 (Unaudited)                      5
Condensed Consolidated Statements of Operations for the nine
  months ended September 30, 2006 and 2005 (Unaudited)                      6
Condensed Consolidated Statements of Cash Flows for the nine
  months ended September 30, 2006 and 2005 (Unaudited)                      7
Notes to Condensed Consolidated Financial Statements (Unaudited)          8 - 10
Item 2. Management's Discussion and Analysis or Plan of Operation        11 - 14
Item 3. Controls and Procedures                                          14 - 15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        16
Item 3. Defaults Upon Senior Securities                                    16
Item 4. Submission of Matters to a Vote of Security Holders                16
Item 5. Other Information                                                  16
Item 6. Exhibits                                                           16

SIGNATURES                                                                 17


                                     - 3 -
--------------------------------------------------------------------------------

PART I -FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                      (Formerly CSI Business Finance, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               September 30, 2006
                                   (Unaudited)

                                     ASSETS
CURRENT ASSETS
  Cash                                                             $  1,640,242
  Deferred financing costs                                              191,665
  Notes receivable                                                    1,433,386
  Note receivable - related party                                       275,000
  Investment in marketable securities                                    25,000
  Due from affiliate                                                     96,581
  Prepaids, accrued interest and accounts receivable other               87,795
                                                                   ------------
   Total current assets                                               3,749,669
                                                                   ------------
NONCURRENT ASSETS
  Investments                                                         9,538,459
  Fixed assets, net                                                       5,806
  Deferred financing costs                                              180,642
                                                                   ------------
  Total noncurrent assets                                             9,724,907
                                                                   ------------
TOTAL ASSETS                                                       $ 13,474,576
                                                                   ============
                     LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable, accrued liabilities and other                  $    209,096
                                                                   ------------
  Total current liabilities                                             209,096
                                                                   ------------

NONCURRENT LIABILITIES
  Debenture payable--net of discount of $268,816                     15,364,383
  Derivative liability                                                  293,740
  Accrued interest payable-noncurrent                                   507,236
                                                                   ------------
  Total liabilities                                                  16,374,455
                                                                   ------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized Preferred stock Series A Convertible
    $0.01 par value; 100,000 shares authorized,
    95,589 shares issued and outstanding and no
    liquidation or redemption value                                         956
  Common stock, par value $0.001; 200,000,000 shares
     authorized;  11,587,693 issued and outstanding                      11,588
  Additional paid-in capital                                            198,836
  Retained earnings                                                  (3,111,259)
                                                                   ------------
  Total shareholders' deficit                                        (2,899,879)
                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                        $ 13,474,576
                                                                   ============

     See accompanying Notes to Condensed Consolidated Financial Statements


                                     - 4 -
--------------------------------------------------------------------------------

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                      (Formerly CSI Business Finance, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended
                                                              September 30
                                                           2006           2005
                                                        -----------    -----------
REVENUE
  Lease income                                          $        --    $    19,338
  Fee income                                                 19,854         34,379
  Trading gains (loss)                                      (19,903)        33,898
  Dividends from marketable securities                      107,619             --
  Interest income from notes and debenture receivable        44,818             --
                                                        -----------    -----------
  Total revenue                                             152,388         87,615

OPERATING EXPENSES
  Selling, general and administrative expenses
    (2006 and 2005 include $63,654 and
    $0, respectively, of expenses allocated
    from an affiliated entity                               489,050        275,910
   Interest expense                                         260,191         76,081
                                                        -----------    -----------
OPERATING LOSS                                             (596,853)      (264,376)
                                                        -----------    -----------

OTHER (INCOME) EXPENSE
  Net change in fair value of derivative                    (11,152)        (6,839)
  Interest and other (income) expense                       (12,254)           675
  Merger expense                                                 --        876,150
                                                        -----------    -----------
  Total other (income) expense                              (23,406)       869,986
                                                        -----------    -----------

  Loss before provision for income taxes                   (573,447)    (1,134,362)
                                                        -----------    -----------

INCOME TAX PROVISION                                             --             --
                                                        -----------    -----------
LOSS APPLICABLE TO COMMON SHARES                        $  (573,447)   $(1,134,362)
                                                        ===========    ===========

  Net loss per share for basic and diluted              $     (0.08)   $     (0.54)
                                                        ===========    ===========

  Weighted shares outstanding for basic and diluted       7,034,110      2,096,553
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

OPERATING EXPENSES

   Selling, general and administrative expenses
     (2006 and 2005 include $198,558 and
     $0, respectively, of expenses allocated from
     an affiliated entity)                                 1,188,385        342,427
   Interest expense                                          796,379         76,081
                                                         -----------    -----------
OPERATING LOSS                                            (1,354,328)      (242,469)
                                                         -----------    -----------

OTHER (INCOME) EXPENSE
   Net change in fair value of derivative                    (74,964)        (6,839)
   Loss on extinguishment of debenture receivable                639             --
   Other (income) expense                                    (40,489)         4,685
   Merger expense                                                 --        876,150
                                                         -----------    -----------
   Total other (income) expense                             (114,814)       873,996
                                                         -----------    -----------

   Loss before provision for income taxes                 (1,239,514)    (1,116,465)
                                                         -----------    -----------

INCOME TAX PROVISION                                              --             --
                                                         -----------    -----------
NET LOSS                                                  (1,239,514)    (1,116,465)
    Preferred dividends paid                                      --         12,000
                                                         -----------    -----------
LOSS APPLICABLE TO COMMON SHARES                         $(1,239,514)   $(1,128,465)
                                                         ===========    ===========

   Net (loss) per share for basic and diluted            $     (0.19)       4 (1.61
                                                         ===========    ===========

   Weighted shares outstanding for basic and diluted       6,539,222        699,518
                                                         ===========    ===========

     See accompanying Notes to Condensed Consolidated Financial Statements


                                     - 6 -
--------------------------------------------------------------------------------

                               NATURAL NUTRITION, INC. AND SUBSIDIARIES
                                 (Formerly CSI Business Finance, Inc.)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                           Nine Months Ended September 30
                                                                                2006           2005
                                                                            ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                                  $ (1,239,514)  $ (1,116,465)
  Adjustment to reconcile net income to net cash
    provided by (used in) operating activities                                 2,670,295        557,577
                                                                            ------------   ------------
      Net cash provided by (used) in operating activities                      1,430,781       (558,888)
                                                                            ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of fixed assets                                                           --         (1,000)
  Sale of asset                                                                  349,500             --
                                                                            ------------   ------------
  Purchases of minimum lease payments receivable                                      --        (25,037)
                                                                            ------------   ------------
      Net cash provided by (used in) investing activities                        349,500        (26,037)
                                                                            ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of convertible debentures                                     --     5,371,839
  Payments on notes payable to affiliate                                        (344,282)            --
  Preferred dividends paid                                                            --        (12,000)
                                                                            ------------   ------------
  Net cash provided by (used in) financing activities                           (344,282)     5,359,839
                                                                            ------------   ------------
NET CHANGE IN CASH                                                             1,435,999      4,774,914
CASH, BEGINNING OF PERIOD                                                        204,243             --
                                                                            ------------   ------------
CASH, END OF PERIOD                                                         $  1,640,242   $  4,774,914
                                                                            ============   ============

SUPPLEMENTAL INFORMATION
  Interest paid                                                             $    432,099   $      2,755
                                                                            ============   ============
  Taxes paid                                                                $         --   $         --
                                                                            ============   ============
  Exchange of certain receivable for common stock:
    Common stock acquired
                                                                            $  9,887,959   $         --
                                                                            ============   ============
    Debentures and notes receivable exchanged                               $  9,609,283   $         --
                                                                            ============   ============
    Accrued interest receivable exchanged                                   $    278,676   $         --
                                                                            ============   ============
  Assets and liabilities assumed in merger:
    Prepaids and other                                                                --          9,992
                                                                            ============   ============
     Accounts payable and accrued liabilities                               $         --   $    262,231
                                                                            ============   ============
     Convertible debentures and notes payable                               $         --   $    547,533
                                                                            ============   ============
     Accrued interest payable                                               $         --   $     73,244
                                                                            ============   ============
     Issuance of Series A Convertible Preferred Stock                       $         --   $      1,000
                                                                            ============   ============
     Payment of debentures, notes payable and accrued interest              $         --   $    635,119
                                                                            ============   ============
     Derivative liability                                                   $         --   $    413,603
                                                                            ============   ============
     Derivative asset                                                       $         --   $     33,315
                                                                            ============   ============
     Discount on debenture payable                                          $         --   $    413,603
                                                                            ============   ============
     Premium on debenture receivable                                        $         --   $     33,315
                                                                            ============   ============
     Conversion of advances from parent to note payable                     $         --   $      4,134
                                                                            ============   ============
     Assets and liabilities paid from proceeds of convertible debentures:
        Debentures, notes payable and accrued interest payable              $         --   $  9,000,000
                                                                            ============   ============
        Deferred expenses                                                   $         --   $    575,000
                                                                            ============   ============
         Debenture, notes payable and accrued interest paid                 $         --   $    635,199
                                                                            ============   ============
         Accounts payable and accrued liabilities                           $         --   $     53,161
                                                                            ============   ============

     See accompanying Notes to Condensed Consolidated Financial Statements


                                     - 7 -
--------------------------------------------------------------------------------

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

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah, alleging, among other claims, breach of fiduciary duty to INII. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our action filed in Canada. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,538,459 in INII.

As a result of the above foreclosure, the Company has recorded a $9,887,959 investment in the INII stock consisting of an $8,500,000 debenture receivable, $1,109,283 notes receivable and $278,676 of accrued interest receivable. This amount has been reduced by $349,500 reflecting the sale of an asset.

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

NOTE 6 - RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Natural Nutrition, Inc, formerly CSI Business Finance, Inc. (the "Company") is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2006 to restate the financial results. The restatement includes correcting proofing errors to include an adjustment to (a) reclassify the receipt of proceeds in the amount of $349,500 as a reduction in our Investments account in the Noncurrent asset section of our condensed consolidated balance sheet, (b) correct retained earnings in our condensed consolidated balance sheet in the amount of $349,500, and (c) correct the condensed consolidated statements of cash flows to correct our net loss and the cash flows from investing activities in the amount of $349,500.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah, alleging, among other claims, breach of fiduciary duty to INII. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our action filed in Canada. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law. We have reduced our investment by $349,500 for proceeds from the sale of an asset. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,538,459 in INII.

As a result of the above foreclosure, the Company has recorded a $9,887,959 investment in the INII stock consisting of an $8,500,000 debenture receivable, $1,109,283 notes receivable and $278,676 of accrued interest receivable. We have reduced our investment by $349,500 for proceeds from the sale of an asset.

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

Liquidity and Capital Resources

Operating Activities

We incurred a net loss for the nine months ended September 30, 2006 in the amount of $1,239,514. During the nine months ended September 30, 2006, our operations provided cash flow in the amount of $1,430,781. Our operating cash flow was provided primarily by an increase in the value of our investments in marketable securities ($6,021,719) offset by a reduction of our associated margin loan ($2,936,194), changes in minimum lease payments receivable ($241,532) and debentures receivable ($519,238). Our decreases in net operating cash were primarily a result of changes in the amount of notes receivable ($1,414,195) used to fund short term loans for six new clients.

Investing Activities

We realized $349,500 in proceeds from the sale of assets. The asset was included as a part of our investment in INII. A receivable for this asset was not recorded when our original investment in INII was made. The proceeds from the collection of this loan were charged to our investment in INII. These proceeds were immediately used to pay a portion of the accrued interest due on our debenture payable.

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

Our cash flows for the periods are summarized below:

                                                         Nine Months Ended     Nine Months Ended
                                                         September 30, 2006    September 30, 2005
                                                         ------------------    ------------------
Net cash provided by (used in)                           $        1,430,781    $         (558,888)
  operating activities
Net cash provided by investing activities                $          349,500    $           26,037
Net cash provided by (used in) financing activities      $         (344,282)   $        5,359,839

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

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah, alleging, among other claims, breach of fiduciary duty to INII. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our action filed in Canada. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law. However, should the Company fail to prevail or settle its claims against the Sellers, the Company may be required to write down its entire investment of $9,538,459 in INII.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A) Documents filed as a part of this report:

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

Date: November 29, 2006                         Natural Nutrition, Inc.
                                         (Formerly CSI Business Finance, Inc.)
                                         -------------------------------------
                                                     (Registrant)


                                                /s/ Timothy J Connolly
                                         -------------------------------------
                                                 Timothy J. Connolly
                                               Chief Executive Officer


Date: November 29, 2006                         Natural Nutrition, Inc.
                                         (Formerly CSI Business Finance, Inc.)
                                         -------------------------------------
                                                     (Registrant)


                                                 /s/ Wm Chris Mathers
                                         -------------------------------------
                                                   Wm Chris Mathers
                                               Chief Financial Officer