Form 10KSB
period 2006-12-31
Natural Nutrition Inc.
filed 2007-04-13
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                 1934 AS AMENDED

                      FOR THE YEAR ENDED DECEMBER 31, 2006

                         COMMISSION FILE NUMBER 02-27569

                                   ----------

                             NATURAL NUTRITION, INC.

                      (formerly CSI BUSINESS FINANCE, INC.)

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 NEVADA                                65-0847995
    (STATE OR OTHER JURISDICTION OF        (IRS EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

   109 North Post Oak Lane, SUITE 422
             HOUSTON, TEXAS                               77024

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

                                Yes : |_| No: |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes : |X| No: |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. |_|

                                Yes: |_| No: |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                Yes: |_| No: |X|

The Company's revenues for its most recent fiscal year equal $609,032

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 20, 2007 was $61,220 based on a value of $0.01 per share.

The number of shares outstanding of our common stock, par value $0.001 per share, outstanding as of March 20, 2007: 12,737,983.

Transitional Small Business Disclosure Format (check one): Yes___ No XX

                             NATURAL NUTRITION, INC.

                      (formerly CSI BUSINESS FINANCE, INC.)

                                   FORM 10-KSB

                      FOR THE YEAR ENDED DECEMBER 31, 2006

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I                                                                        1
Item 1.   Description of Business                                             1
Item 2.   Description of Property                                             2
Item 3.   Legal Proceedings                                                   2
Item 4.   Submission of Matters to a Vote of Security Holders                 3

PART II                                                                       3
Item 5.   Market for Common Equity and Related Shareholder Matters            3
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               4
Item 7.   Financial Statements                                                9
Item 8.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure                                               10
Item 8a.  Controls and Procedures                                            10

PART III                                                                     12
Item 9.   Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of The Exchange Act                  12
Item 10.  Executive Compensation                                             13
Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Shareholder Matters                                    14
Item 12.  Certain Relationships and Related Transactions                     17
Item 13.  Exhibits                                                           17
Item 14.  Principal Accountant Fees and Services                             20
Signatures                                                                   21

PART I

Item 1. Description of Business

Overview

In this annual report, the words "Natural Nutrition", the "Company," "we," "our" and "us" refer to Natural Nutrition, Inc, collectively with our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year ends on December 31st.

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

On May 23, 2006, our Board of Directors approved a 1 for 25 reverse common stock split. All references to our common stock in this document are stated in shares after the reverse split.

Operations

Principal services and our market

At present our Company, through our operating subsidiary, primarily generates cash and revenue from financing and investing activities. To date these activities have included equipment leasing, factoring and loan brokerage activities earned in originating and selling business leases, providing short term secured lending, and investing in marketable securities.

We also trade marketable securities and options with available cash, and on margin. Because our trading involves leveraging, these transactions contain a considerable amount of risk.

Management of the Company mitigates its risk in lending by securing loans with pledged assets (collateral) that, when liquidated, have a reasonable probability of realizing proceeds that would retire the liability. In some instances, we obtain personal guarantees from individuals of net worth which are adequate to repay the liability in the event of default. Over the long term, management would like to concentrate its efforts on growing the business of Interactive Nutrition International Nutrition, Inc. ("INII"), our largest asset, which was acquired from an agreement in lieu of foreclosure of a note purchased by the company in March 2006.

Competition for our services

Competition for the services we provide comes mainly from financial institutions that provide factoring services, equipment leases and small business loans, many of which have substantially more capital resources than our Company.

Recent developments

On September 5, 2005, CSI Business Finance, Inc purchased the senior secured debt of Bio One Corporation for $9,600,000. The Company originally planned to profit from this transaction based on its ability to convert the debt purchased into Bio One common stock at a twenty percent discount to the market price of the Bio One common stock. However, Bio One common stock stopped trading some time after the note purchase was complete, and CSI Business Finance, Inc had to look to the assets underlying the note purchased for repayment as Bio One was no longer a viable enterprise. On March 22, 2006, the Company completed an agreement in lieu of foreclosure (the "Agreement") with Bio One Corporation ("Bio-One") and received the stock of INII, along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One which is now being treated as an investment in INII. INII is currently being operated by PriceWaterhouseCoopers ("PWC") as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah (collectively, the "Sellers"), purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. A Court-supervised sale of the assets has been requested by the Receiver, and the Company has vigorously opposed this and pursued numerous damage claims against the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against the Sellers, Roxanne Anderson and PWC filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. The Company intends to pursue some or all of the previous claims in the filing of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement the Company executed with Bio-One on March 22, 2006.

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against the Nesrallahs, alleging, among other claims, breach of fiduciary duty to INII. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our agreement disclosed in our Current Report on Form 8-K filed on January 12, 2007. Management believes that the letter of intent will be extended under its terms, but no guarantee whatsoever is made in this regard and it may expire in accordance with its terms. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law, or of entering into a mutually agreeable settlement. We have reduced our investment by $350,000 for proceeds from the sale of an asset. However, should the Company fail to prevail or settle its claims against the Sellers, the Company will be required to write down its entire investment of $9,537,959 in INII. Shareholders are cautioned that the loss of this investment could result in the complete failure of the company and foreclosure of its remaining assets by its lender.

Employees

As of March 20, 2007, the Company has 4 part time employees and employs the services of 2 others on a contract basis. The controller and data entry clerk are considered contract employees whom also work for an affiliated company as contract employees.

Item 2. Description of Property

Natural Nutrition, Inc. maintains its headquarters in Houston, Texas through an arrangement with an affiliated company which provides for the shared use of 2,644 square feet of leased office space.

We believe that the property is adequate and suitable for the Company's current needs.

Item 3. Legal Proceedings

On March 22, 2006, the Company completed an agreement in lieu of foreclosure with Bio-One Corporation ("Bio-One") and received the stock of INII, along with other assets and claims, in return for the forgiveness of $9,600,000 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by PWC as Receiver and Manager pursuant to
Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc. and the Sellers, purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. The Nesrallahs were operating INII and controlling all bank accounts, financial decisions and day to day operations at the time of this action. The Nesrallahs continue to act as employees operating INII. A Court supervised sale of assets has been requested by PWC, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. The Company has had an independent valuation done on the assets of INII and it indicates value in excess of the amounts that the Company believes will be paid to the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., the Sellers, Roxanne Anderson and PWC filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. While INII and Bio-One previously withdrew these filings, based on their belief a settlement was possible, no settlement was reached. The Company is pursuing some or all of the previous claims in the filings of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement in Lieu of Foreclosure the Company executed with Bio-One on March 22, 2006. On March 31, 2006, the Company filed a lawsuit in state court in Orlando, Florida against the Sellers alleging, among other claims, breach of duty to INII. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of Law. However, should the Company fail to prevail or settle its claims against the Seller's, the Company will be required to write down its entire investment of $9,537,959 in INII.

On January 8, 2007, in connection with on-going settlement negotiations with Nesracorp, the Sellers and the Receiver (together with the Company, the "Parties"), the Company, Nesracorp and the Sellers executed an agreement pursuant to which neither the Company nor Nescracorp shall take any further action in respect of those litigation matters currently pending in the Ontario Superior Court of Justice (the "Court") and shall adjourn all such pending proceedings before the Court until March 31, 2007. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our action disclosed in an 8-K filed on January 12, 2007 following the signing of a letter of intent between the parties relating to the lawsuits. The letter of intent expired on March 31, 2007, and a verbal agreement has been reached between the parties to extend the letter of intent. Management expects that the letter of intent will be formally extended under its terms, but the extension has not been signed as of the date of this filing. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law, or entering into a mutually agreeable settlement. We have reduced our investment by $350,000 for proceeds from the sale of an asset. However, should the Company fail to prevail or settle its claims against the Seller's, the Company will be required to write down its entire investment of $9,537,959 in INII.

Item 4. Submission of Matters to a Vote of Security Holders

On or about September 20, 2006, the Company furnished to all shareholders of record at the close of business on August 29, 2006 a Definitive Information Statement with respect to the intent of a majority of the Company's shareholders to approve (a) the adoption of the CSI Business Finance, Inc. 2006 Stock Incentive Plan, (b) the migration of the Company from a Florida corporation to a Nevada corporation, (c) the change of the name of the Company to Natural Nutrition and (d) an increase of the number of authorized shares of Common Stock of the Company from Two Hundred Million (200,000,000) to Ten Billion (10,000,000,000). The Company filed the Definitive Information Statement with the SEC on Schedule 14C on September 18, 2006. The proposals were approved and the Information Statement became effective on or about October 10, 2006.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

                MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
                  COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Information

Natural Nutrition's common stock, par value $0.001 per share, is traded on the Over-the-Counter Bulletin Board (OTCBB) Market under the symbol NNTN.OB. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The following table sets forth the range of high and low closing bid prices for our common stock as reported on the OTCBB during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

                                            BID PRICE PER SHARE
                                            -------------------
                                               HIGH      LOW
                                             -------   -------
Three Months Ended March 31, 2005            $ 0.017   $ 0.008
Three Months Ended June 30, 2005             $  0.01   $ 0.004
Three Months Ended September 30, 2005 (1)    $ 0.007   $ 0.003
Three Months Ended December 31, 2005         $0.0075   $0.0012

Three Months Ended March 31, 2006            $  0.15   $ 0.055
Three Months Ended June 30, 2006             $ 0.175   $  0.02
Three Months Ended September 30, 2006        $  0.05   $ 0.006
Three Months Ended December 31,2006          $  0.05   $ 0.015

(1) A Share Exchange Agreement by and between the Company and Health Express USA, Inc. was consummated on August 25, 2005 (the Exchange Date). Any common stock data transactions which occurred prior to the Exchange Date, pertain to Health Express USA, Inc.

As of December 31, 2006, there were approximately one hundred and five (105) holders of record of the Company's common stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

The Company has never declared or paid any cash dividends on its common shares.

The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On or about September 20, 2006, the Company furnished to all shareholders of record at the close of business on August 29, 2006 a Definitive Information Statement on Schedule 14C with respect to the intent of a majority of the Company's shareholders to approve, among other things, the adoption of the CSI Business Finance, Inc. 2006 Stock Incentive Plan. The Company filed the Information Statement with the SEC on Schedule 14C on September 18, 2006. The proposals were approved and the Information Statement became effective on or about October 10, 2006. On July 14, 2006, the Company filed with the SEC a registration statement on Form S-8 relating to 10,000,000 shares of our common stock issuable to our eligible employees, directors and consultants under the Plan. There are Ten Million (10,000,000) shares authorized for issuance under the Plan.

Recent Sales of Unregistered Securities

Effective September 9, 2005, the Company issued a secured convertible debenture (the "Debenture") to Cornell Capital Partners, LP in the principal amount of $15,635,199. The Debenture bears interest at 5%, which is accrued until maturity on September 8, 2008. The Debenture is convertible, at the option of the holders, into shares of common stock of the Company at a price of $0.09 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion prices may be adjusted downward to a lower price per share based on the average of the three lowest closing prices for the five trading days prior to conversion. The Holder has the right to cause the Debenture to be converted into our common stock, subject to an ownership limitation of 4.99% of the outstanding stock. The Company has the right to repurchase the Debenture at 106% of the face amount.

On November 10, 2006, we issued 640,271 of restricted common stock to Dobrowski, L.L.P. as compensation for legal services. The value of the shares of common stock was $19,208.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Annual Report on Form 10-KSB, and the accompanying MD&A, contains forward-looking statements. Statements contained in this report about Natural Nutrition, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions and demand for our financial services are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our reasonable belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report may not occur. Such risks and uncertainties include, without limitation, our successful efforts in the outcome of our investment in INII, our success in trading marketable securities, our ability to maintain contracts that are critical to our operations, actual customer demand for our financing and related services, collection of accounts and notes receivable, our ability to obtain and maintain normal terms with our vendors and service providers and conditions in the capital markets and equity markets during the periods covered by the forward-looking statements.

The forward-looking statements contained in this report speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Natural Nutrition, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report filed on Form 10-KSB and in our future periodic reports filed with the SEC. The following M,D&A should be read in conjunction with these audited Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein.

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

On May 23, 2006, our Board of Directors approved a 1 for 25 reverse split of our common stock. All references to our common stock in this document are stated in shares after the reverse split.

Since CSI is the surviving entity of the reverse merger, the financial reports include the operating results of CSI for the entire year 2005 and the results of operations for the period August 25, 2005 through December 31, 2005 for the Company. The December 31, 2006 financial statements of the Company represent the consolidated results of operations for the entire year. All significant intercompany accounts and transactions have been eliminated in consolidation.

At present our Company, through our operating subsidiary, primarily generates cash and revenue from financing and investing activities. To date these activities have included equipment leasing, factoring, loan brokerage activities earned in originating and selling business leases, providing short term secured lending, and investing in marketable securities. Competition for the services we provide comes mainly from financial institutions that provide factoring services, equipment leases and small business loans, many of which have substantially more capital resources than our Company.

We also actively trade marketable securities and options with available cash, and on margin, through a third party investment advisor. Because our trading involves leveraging, these transactions contain a considerable amount of risk.

Management of the Company mitigates its risk in lending by securing loans with pledged assets (collateral) that, when liquidated, have a reasonable probability of realizing proceeds that would retire the liability. In some instances, we obtain personal guarantees from individuals of net worth which are adequate to repay the liability in the event of default. Additionally, in the example of public company finance, we utilize conversion features at a substantial discount to the market in the event of default that would enable us to realize adequate proceeds from the sale of the borrower's stock to repay the liability to the Company. Over the long term, management would like to concentrate its efforts on growing the business of INII, our largest asset.

On September 5, 2005, CSI Business Finance, Inc purchased the senior secured debt of Bio One Corporation for $9,600,000. The Company originally planned to profit from this transaction based on its ability to convert the debt purchased INTO Bio One common stock at a twenty percent discount to the market price of the Bio One common stock. However, Bio One common stock stopped trading some time after the note purchase was complete, and CSI Business Finance, Inc had to look to the assets underlying the note purchased for repayment as Bio One was no longer a viable enterprise. On March 22, 2006, the Company completed an agreement in lieu of foreclosure (the "Agreement") with Bio One Corporation ("Bio-One") and received the stock of INII, along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One which is now being treated as an investment in INII. INII is currently being operated by PriceWaterhouseCoopers ("PWC") as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah (collectively, the "Sellers"), purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. A Court-supervised sale of the assets has been requested by the Receiver, and the Company has vigorously opposed this and pursued numerous damage claims against the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against the Sellers, Roxanne Anderson and PWC filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. The Company intends to pursue some or all of the previous claims in the filing of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement the Company executed with Bio-One on March 22, 2006.

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against the Nesrallahs, alleging, among other claims, breach of fiduciary duty to INII. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our agreement disclosed in our Current Report on Form 8-K filed on January 12, 2007. Management believes that the letter of intent will be extended under its terms, but no guarantee whatsoever is made in this regard and it may expire in accordance with its terms. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law, or of entering into a mutually agreeable settlement. We have reduced our investment by $350,000 for proceeds from the sale of an asset. However, should the Company fail to prevail or settle its claims against the Sellers, the Company will be required to write down its entire investment of $9,537,959 in INII. Shareholders are cautioned that the loss of this investment could result in the complete failure of the company and foreclosure of its remaining assets by its lender.

As a result of the above foreclosure, the Company has recorded a $9,887,959 investment in the INII stock consisting of an $8,500,000 debenture receivable, $1,109,283 notes receivable and $278,676 of accrued interest receivable. We have reduced our investment by $350,000 for proceeds from the sale of an asset.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 effective as of January 1, 2007. The Company does not anticipate that the adoption of FIN 48 will have a material impact on its effective tax rate.

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") AUG AIR-1 -- Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006 and its guidance is applicable to entities in all industries. The Company will adopt the guidance in FSP AUG-AIR-1 as of January 1, 2007. The Company does not believe the adoption of this guidance will have an impact on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe adopting FIN 48 will have an impact on our financial statements.

Critical Accounting Policies

Our year end is December 31st.

Derivative Financial Instruments - The Convertible Debenture payable (the "Debenture") has been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

The Company has determined that the following instrument has derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

      o     Cornell Debenture Payable issued 9/9/05 in the face amount of
            $15,635,199

The Company has identified that the above Debenture has an embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Debenture, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The embedded derivatives within the Debenture has been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivatives". The Company has utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value model utilized to value the various embedded derivatives in the Debenture, comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Debenture, such as the risk-free interest rate, expected Issuer stock price and volatility, likelihood of conversion and or redemption, and likelihood default status and timely registration.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's common stock at the balance sheet date and the amount of shares converted by the Debenture holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Quantitative and Qualitative Disclosures about Market Risk

We routinely invests in dividend paying publicly traded securities. In the normal course of holding these stocks, the Company may write "covered calls" against owned securities to increase income. The Company often purchases "put options" in these same owned securities to protect against loss from potential dramatic decrease in the value of these securities. The Company's strategy is to preserve the income stream from the dividends on owned securities, and use the option income to pay for the put options to protect the Company's investments. The strategy is not yet perfected and the put options have not risen in value to cover all investment losses, but have reduced losses from market downturns. We anticipate continuing to refine this basic strategy in the future, while constantly assessing the risks and returns on the capital invested.

Results of Operations

Lease income was $39,684 for the twelve month period ending December 31, 2006 (the "2006 Period") versus $77,578 for the twelve month period ending December 31, 2005 (the "2005 Period"). We will continue to seek leasing opportunities in the future, however this is not the primary focus of management, or the Company's resources. We are continuously seeking turn-around opportunities as these opportunities arise. Fee income from brokerage fees earned in originating and selling business leases and loans was $93,071 for the 2006 Period versus $112,782 for the 2005 Period. For the 2006 period, we funded short-term loans to eight new clients totaling approximately $2,125,000.

Interest Income was $282,147 for the 2006 Period as compared to $183,930 in the 2005 Period. Interest income was derived mainly from notes receivable relating to receivables factoring and investments as well as interest from a debenture and notes that were subsequently traded on March 22, 2006 for stock in a Canadian subsidiary of the maker of the debentures. We expect interest income to increase in the future since we have increased working capital availability for business lending and factoring. Dividend income was $362,528 for the 2006 Period and $21,156 for the 2005 Period. Dividend income is primarily derived from various investments in marketable securities. For the 2006 Period, we recorded net trading losses from various investments in marketable securities in the amount of $168,398. These losses were attributable to sharp, short term losses in value of certain portfolio segments that were not properly hedged against sudden decreases in value. Of the losses for the 2006 Period, $98,081 were realized trading losses while $70,317 were unrealized trading losses. For the 2005 Period, we recorded $365,641 in net trading losses, $161,981 realized and $203,660 unrealized. We actively trade marketable securities and consider trading to be a source of future revenue. The Company has taken steps to protect its portfolio with the use of put and call options to limit the risk of losses in the future, while maximizing upside potential.

We have not yet reached the size to benefit from separate office space and a dedicated staff. Our Company shares office space and certain administrative functions and staff with an affiliated company. Costs are allocated for these shared functions based on an estimate of time usage.

Our operating expenses were $2,661,707 for the 2006 Period as compared to $958,576 for the 2005 Period.

Salaries and Benefits remained relatively constant between the 2006 ($333,830) and 2005 Period ($307,119). We expect our salaries and benefits to increase in 2007 as a result of hiring a new transactions partner.

During the 2006 Period we incurred business development, travel and entertainment in the amount of $141,299 as compared with $41,547 for the 2005 Period. The increase is primarily as a result of the expectation of generating new business in 2007 and travels to INII in Ottawa, Canada.

Professional fees were $553,855 in the 2006 Period as compared to $93,708 for the 2005 Period. The difference is primarily a result of legal and accounting fees incurred by being a public company for the entire 2006 Period and only four months of the 2005 Period. Additionally, legal fees were expended in 2006 for the INII transaction.

Interest expense was $1,219,718 for the 2006 Period and $383,072 for the 2005 Period. Interest primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005 to fund INII, anticipated growth of the Company and interest on our margin loan.

The Company was allocated overhead from an affiliate in the amount of $305,482 for the 2006 Period as compared to $38,000 for the 2005 Period. The increase in the overhead allocation is primarily due to being a public company for the entire 2006 Period versus only four months of the 2005 Period. No contractual arrangement exists between the two companies.

Merger expense of $813,193 in 2005 primarily represents liabilities assumed in excess of assets acquired in the August 2005 merger and is net of $62,958 gain from settlement of a liability acquired in the merger.

Liquidity and Capital Resources

Operating Activities

We incurred a net loss for the 2006 period in the amount of $1,978,468. During the 2006 Period, our operations used net cash in the amount of $36,270. Our operating cash flow was used primarily by funding of notes receivable used to fund short term loans for eight new clients ($2,125,000) and a decrease in our margin loan ($2,922,051). Our operating cash flow was reduced by a decrease in our investments in marketable securities ($4,952,082) and was provided cash from an increase in our accrued liabilities ($521,065).

Investing Activities

We realized $350,000 in proceeds from the sale of assets. The asset was included as a part of our investment in INII. A receivable for this asset was not recorded when our original investment in INII was made. The proceeds from the collection of this loan were charged to our investment in INII. These proceeds were immediately used to pay a portion of the accrued interest due on our debenture payable. We used $25,000 in cash for the purchase of common stock.

Financing Activities

For the 2006 Period, we made $344,282 of payments on a note to an affiliate. The loan was fully repaid in the second quarter of 2006.

The Company had working capital in the amount of $2,913,253 at December 31, 2006. Included in our working capital is $1,094,637 of marketable securities and $1,799,221 of short term notes receivable. For the 2006 period, we funded short-term loans to eight new clients totaling approximately $2,125,000.

Our cash flows for the years ended are summarized below:

                                                          Year Ended         Year Ended
                                                      December 31, 2006   December 31, 2005
                                                      -----------------   -----------------
Net cash used in operating activities                     $ (36,270)         ($5,121,474)
Net cash provided by (used in) investing activities       $ 325,000           $  (34,122)
Net cash provided by (used) in financing activities       $(344,282)          $5,359,839

Our cash decreased by $55,552 since December 31, 2005.

Management believes the Company has adequate working capital and cash to be provided from operating activities to fund current levels of operations. We anticipate that our company will grow. As our business grows we believe that we will have to raise additional capital in the private debt and public equity markets to fund our investments.

Off Balance Sheet Arrangements

We do not currently have any off balance sheet arrangements.

Item 7. Financial Statements

The Consolidated Financial Statements of Natural Nutrition, Inc. (formerly CSI Business Finance, Inc.) required by Item 310(a) of Regulation S-B are attached to this Annual Report. Reference is made to Item 13 below for an Index to such Consolidated Financial Statements.

Item 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Previous Independent Accountants

(1) (i) Effective October 28, 2005, Natural Nutrition, Inc. (formerly CSI Business Finance, Inc., formerly Health Express USA, Inc. and hereinafter referred to as the "Registrant") dismissed Salberg & Company, P.A. ("Salberg") as its independent registered public accounting firm.

(ii) Salberg's report on the Registrant's financial statements for the past two
(2) fiscal years, which includes Salberg's sole report for the fiscal year ended December 26, 2004, did not contain an adverse opinion or a disclaimer of opinion and was not qualified as to uncertainty, audit scope, or accounting principles; however, the report included an explanatory paragraph wherein Salberg expressed substantial doubt about the Registrant's ability to continue as a going concern.

(iii) The change of independent registered public accountants was approved by the Registrant's Board of Directors on October 28, 2005.

(iv) During the Registrant's most recent two (2) fiscal years, which includes the sole report on the Registrant's financial statements for the year ended December 26, 2004, as well as the subsequent interim period through October 28, 2005, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

(v) During the Registrant's most recent two (2) fiscal years, which included the sole report on the Registrant's financial statements for the year ended December 26, 2004, as well as the subsequent interim period through October 28, 2005, Salberg did not advise the Registrant of any of the matters identified in Item 304(a)(1)(i)(B) of Regulation S-B.

(b) New Independent Accountants

On October 28, 2005, the Registrant engaged Thomas Leger & Co., L.L.P. ("Thomas Leger") as its independent registered public accounting firm to audit the Registrant's financial statements. The Registrant did not consult Thomas Leger on any matters described in Item 304(a)(2)(i) or (ii) of Regulation S-B during the Registrant's two (2) most recent fiscal years or any subsequent interim period prior to engaging Thomas Leger. Thomas Leger was previously the auditors of CSI Business Finance, Inc. Texas.

ITEM 8A. CONTROLS AND PROCEDURES

Because of its size, the Company shares its accounting staff with an affiliated company and is comprised of its Chief Financial Officer, who is shared with an affiliate, a controller and a data entry clerk. The controller and data entry clerk are considered contract employees whom also work for an affiliated company as contract employees.

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer.

In connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2006, our independent registered public accounting firm informed us that we had significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board, which had been identified in connection with the audit of our Consolidated Financial Statements for the fiscal years ended December 31, 2006 and 2005.

Some of the weaknesses in question were detected during the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2005.

The material weaknesses identified by the auditor during the December 31, 2005 and 2006 audit were the lack of segregation of duties necessary to maintain proper checks and balances between functions and the lack of procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. GAAP. The absence of qualified full time accounting personnel was a contributing factor to the problems identified by the auditor. The specific circumstances giving rise to the weaknesses include utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel.

Further, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level at December 31, 2006.

The Company has taken the following steps to address the specific problems identified by the auditors:

      1) Our affiliate has hired of a Chief Financial Officer and a contract part-time bookkeeper to allow us to properly implement the segregation of duties necessary to maintain checks and balances between accounting and Executive functions.

      2) All non-routine transactions will be reviewed by our Chief Financial Officer and, contract controller before they are completed.

      3) The Company will emphasize enhancement of the segregation of duties based on the limited resources the Company has, and, where practical, the Company will continue to access the cost versus benefit of adding additional resources that would mitigate the situation. Our Chief Financial Officer will monitor our accounting policies to assure proper accounting for financial derivatives and other unusual transactions on an ongoing basis.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

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

Name                  Age   Position(s)
-------------------   ---   ---------------------------------------------------
Timothy J. Connolly   54    Director and Chief Executive Officer
Wm. Chris Mathers     47    Chief Financial Officer and Chief Operating Officer
Dr. Neil R. Reisman   58    Director

As Mr. Connolly is the sole director, there are no family relationships among any of the Directors or executive officers of the Company. Except as provided herein, none of the Company's Directors or executive officers is a Director of any company that files reports with the SEC. None of the Company's Directors have been involved in any bankruptcy or criminal proceeding (excluding traffic and other minor offenses), and none have been enjoined from engaging in any business during the past five (5) years.

Set forth below is a brief description of the background and business experience of each of the Company's existing Directors and executive officers for the past five (5) years:

Timothy J. Connolly has served as Chief Executive Officer of the Company since August 30, 2005 and has served as a Director of the Company effective August 25, 2005. Mr. Connolly has been actively engaged in the development of companies for over twenty (20) years, and has been the Chairman, President or CEO of numerous private and public companies. He is currently Vice Chairman of the Board of Directors and Chief Executive Officer of Turnaround Partners, Inc. (OTCBB:TRNP). He is also an elected official, serving as the President and Chairman of the Board of Weston Municipal Utility District for the last twenty (20) years. Mr. Connolly has been a principal or consultant in transactions over the last twenty
(20) years that total in excess of $500 million. He is particularly skilled in the areas of short and long term strategic planning, capital formation, mergers and acquisitions, marketing, sales strategy and crisis resolution. Mr. Connolly is also a nationally syndicated business journalist on both Business Talk Radio Network and Cable Radio Network.

Wm. Chris Mathers has served as CFO and Financial Consultant to numerous public and private companies, including Seitel (OTCBB: SELA), Nexus Nano Electronics, Inc. and Turnaround Partners, Inc. (OTCBB: TRNP). From January 1994 through January 2000, Mr. Mathers served as Chief Financial Officer of InterSystems, Inc., a publicly traded company on the American Stock Exchange. From 2000 through 2006, Mr. Mathers served as a contract Chief Financial Officer for Futures Commissions Merchants. Mr. Mathers brings substantial experience in complex GAAP and SEC reporting issues, as well as experience in start-up organizations. Mr. Mathers is also a Certified Public Accountant and began his career in the audit department of the accounting firm of Price Waterhouse. Mr. Mathers is a 1981 graduate of Southwestern University in Georgetown, Texas.

Dr. Neal Robert Reisman, MD, JD, FACS, FACMQ, Plastic Surgery Specialists, P.A, President and Founder, received his Pre-Doctoral training at Drexel University, Philadelphia, PA (1966-1969), his Doctoral and Post-Doctoral training at Temple University School of Medicine, Philadelphia, PA (1969-1980), and received his State Bar of Texas at J.D. - South Texas College of Law in 1993. Dr. Reisman holds many Board Certifications including Diplomate National Board of Medical Examiners, Diplomate American Board of Surgery, and Diplomate American Board of Plastic Surgery. He is also affiliated with many professional associations including the Houston Society of Plastic Surgeons, Texas Medical Association, and American Society of Plastic Surgeons. Dr. Reisman has authored numerous articles and professional monographs.

The Company's Board of Directors does not currently have an audit committee nor does it have a financial expert.

We are currently in the process of drafting our code of ethics.

Item 10. Executive Compensation

                       COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2006, 2005 and 2004. No other executive officer received compensation exceeding $100,000 during the years ended December 31, 2006 and 2005.

                           SUMMARY COMPENSATION TABLE

                                                                         Non-Equity
                                                       Stock   Option     Incentive      All Other
Name and Principal                                    Awards   Awards       Plan       Compensation
Position              Year   Salary ($)   Bonus ($)     ($)      ($)    Compensation        ($)       Total ($)
-------------------   ----   ----------   ---------   ------   ------   ------------   ------------   ---------
Timothy J Connolly,
CEO                   2006    $140,000     $ 25,000     $--      $--         $--            $--        $165,000
                      2005    $ 40,000     $156,500     $--      $--         $--            $--        $196,500
                      2004                 $     --     $--      $--         $--            $--        $     --

Wm. Chris Mathers,
CFO                   2006    $ 30,500     $  1,500     $--      $--         $--            $--        $ 32,000
                      2005    $     --     $     --     $--      $--         $--            $--        $     --
                      2004    $     --     $     --     $--      $--         $--            $--        $     --

Stock Options:

For the years ended December 31, 2004, 2005 and 2006, there were no options granted.

Employment Agreements:

None.

There were no outstanding Equity Awards as of December 2006.

                              DIRECTOR COMPENSATION

                                                       Non-Equity    Nonqualified
                      Fees Earned                       Incentive      Deferred
                       or Paid in    Stock   Option       Plan       Compensation     All Other
Name                      Cash      Awards   Awards   Compensation     Earnings     Compensation    Total
-------------------   -----------   ------   ------   ------------   ------------   ------------   ------
Timothy J. Connolly   $        --     $--      $--         $--            $--            $--       $   --
Dr. Neil R. Reisman   $     3,000     $--      $--         $--            $--            $--       $3,000

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

                                                                              TOTAL
                                                              AMOUNT &      AMOUNT OF
                                                AMOUNT OF      NATURE        DIRECT
                     NAME AND ADDRESS             DIRECT    OF INDIRECT    BENEFICIAL    PERCENTAGE
TITLE OF CLASS       OF BENEFICIAL OWNER        OWNERSHIP    OWNERSHIP      OWNERSHIP     OF CLASS
------------------   ------------------------   ---------   -----------    ----------    ----------
Common               Susan Greenfield
                     19277 Natures View Court
                     Boca Raton, FL 33498       3,238,284            --     3,238,284     25.42%(1)

Common               Charles Bleiwise
                     19133 Streamside Court
                     Boca Raton, FL 33498       1,107,794            --     1,107,794      8.70%(1)

Common               Dobrowski, LLP
                     1010 Lamar
                     Suite 350
                     Houston, TX 77002            640,271            --       640,271     5.03% (1)

Common               iVoice, Inc.               3,377,704            --     3,377,704     26.52%(1)

Common               Timothy J. Connolly
                     109 North Post Oak Lane
                     Suite 422
                     Houston, TX 77024                 --    55,734,900(2) 55,734,900(2)  81.40%(1)

Common               Jan Carson Connolly
                     8602 Pasture View Lane
                     Houston, TX 77024                 --    55,734,900(3) 55,734,900(3)  81.40%(1)

Common               Michael O. Sutton
                     10806 Briar Branch Lane
                     Houston, TX 77024                 --       15,442,440    15,442,440  54.80%(1)

Series A Preferred   Timothy J. Connolly
                     109 North Post Oak Lane
                     Suite 422
                     Houston, TX 77024             60,735        71,455(4)     71,455(4)  75.70%(6)

Series A Preferred   Jan Carson Connolly
                     8602 Pasture View Lane
                     Houston, TX 77024             10,720        71,455(5)     71,455(5)  75.70%(6)

Series A Preferred   Michael O. Sutton
                     10806 Briar Branch Lane
                     Houston, TX 77024             19,798        19,798        19,798     20.96%(6)

*     Less than one percent (1%).

(1) Applicable percentage of beneficial ownership is based on 12,737,983 shares of Common Stock issued and outstanding on March 20, 2007 and that number of shares issuable upon conversion held by such shareholder as of March 20, 2007. Each Series A Preferred share shall be convertible into 780 shares of Common Stock in accordance with a Share Exchange Agreement. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days of March 20, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 47,373,300 shares issuable upon conversion of 60,735 shares of Series A Preferred held by Mr. Connolly and 8,361,600 shares issuable upon conversion of 10,720 shares of Series A Preferred held by spouse.

(3) Includes 8,361,600 shares issuable upon conversion of 10,720 shares of Series A Preferred held by Ms. Connolly and 47,373,300 shares issuable upon conversion of 60,735 shares of Series A Preferred held by spouse.

(4) Includes 60,735 shares of Series A Preferred and 10,720 shares of Series A preferred held by spouse.

(5) Includes 10,720 shares of Series A Preferred and 60,735 shares of Series A preferred held by spouse.

(6) Applicable percentages of beneficial ownership are based on 94,443 shares of Series A Preferred outstanding on March 20, 2007 for each shareholder. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days of March 20, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(b) SECURITY OWNERSHIP OF MANAGEMENT

                                                                    AMOUNT &        TOTAL
                                                       AMOUNT OF    NATURE OF     AMOUNT OF    PERCENTAGE
                     NAME AND ADDRESS OF BENEFICIAL      DIRECT     INDIRECT     BENEFICIAL        OF
TITLE OF CLASS       OWNER                             OWNERSHIP    OWNERSHIP     OWNERSHIP       CLASS
------------------   -------------------------------   ---------   ----------    ----------    ----------
Common               Timothy J. Connolly                     --    55,734,900(1) 55,734,900(1)  54.80%(2)

Common               Wm Chris Mathers                        --               --         --         --

Common               ALL DIRECTORS AND EXECUTIVE
                     OFFICERS AS A GROUP (2 PERSONS)         --    55,734,900(1) 55,734,900(1)  54.80%(2)

Series A Preferred   Timothy J. Connolly
                     109 North Post Oak Lane
                     Suite 422
                     Houston, TX 77024                   60,735        71,455(3)     71,455(3)  75.70%(4)

Series A Preferred   ALL DIRECTORS AND EXECUTIVE
                     OFFICERS AS A GROUP (1 PERSON)      60,735        71,455(3)     71,455(3)  75.70%(4)

(1) Includes 47,373,300 shares issuable upon conversion of 60,735 shares of Series A Preferred held by Mr. Connolly and 8,361,600 shares issuable upon conversion of 10,720 shares of Series A held by spouse.

(2) Applicable percentage of ownership is based on 12,737,983 shares of Common Stock issued and outstanding on March 20, 2007 and that number of shares issuable upon conversion held by such shareholder as of March 20, 2007. Each Series A Preferred share shall be convertible into 780 shares of Common Stock in accordance with the Share Exchange Agreement. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days of March 20, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Includes 60,735 shares of Series A Preferred and 10,720 shares of Series A Preferred held by spouse.

(4) Applicable percentages of ownership are based on 94,443 shares of Series A Preferred outstanding on March 20, 2007 for each shareholder. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days of March 20, 2007 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 12. Certain Relationships and Related Transactions

AFFILIATED COMPANY

On March 22, 2006, The Company completed an agreement in lieu of foreclosure with Bio-One and received the stock of INII, along with other assets and claims, in return for the forgiveness of $9,600,000 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by PWC as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc. and the Sellers, purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. The Nesrallahs were operating INII and controlling all bank accounts, financial decisions and day to day operations at the time of this action. The Nesrallahs continue to act as employees operating INII. A Court supervised sale of assets has been requested by PWC, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. The Company has had an independent valuation done on the assets of INII and it indicates significant value in excess of the amounts purported to be owed the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., the Sellers, Roxanne Anderson and PWC filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. While INII and Bio-One previously withdrew these filings, based on their belief a settlement was possible, no settlement was reached. The Company intends to pursue some or all of the previous claims in the filings of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement in Lieu of Foreclosure the Company executed with Bio-One on March 22, 2006. On March 31, 2006, the Company filed a lawsuit in state court in Orlando, Florida against the Sellers alleging, among other claims, breach of duty to INII. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of Law. However, should the Company fail to prevail or settle its claims against the Sellers, the Company will be required to write down its entire investment of $9,600,000 in INII.

On January 8, 2007, in connection with on-going settlement negotiations with Nesracorp, the Sellers and the Receiver (together with the Company, the "Parties"), the Company, Nesracorp and the Sellers executed an agreement pursuant to which neither the Company nor Nescracorp shall take any further action in respect of those litigation matters currently pending in the Ontario Superior Court of Justice (the "Court") and shall adjourn all such pending proceedings before the Court until March 31, 2007. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our action disclosed in an 8-K filed on January 12, 2007 following the signing of a letter of intent between the parties relating to the lawsuits. Management expects that the letter of intent will be extended under its terms, but no guarantee whatsoever is made in this regard and it may expire in accordance with its terms. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law, or entering into a mutually agreeable settlement. We have reduced our investment by $350,000 for proceeds from the sale of an asset. However, should the Company fail to prevail or settle its claims against the Seller's, the Company will be required to write down its entire investment of $9,537,959 in INII.

Effective September 9, 2005, the Company issued a secured convertible debenture to Cornell Capital Partners, LP in the amount of $15,635,199.

Cornell Capital has significant relationships with affiliated companies, both as a purchaser and lender.

Because of its size, the Company shares its accounting staff with an affiliated company and is comprised of its Chief Financial Officer, a controller and a part-time data entry clerk. The controller is a contract employee since he is on the payroll of its affiliate and the Company reimburses its affiliates for the Company's share of the costs. During 2006, the Company was allocated approximately $305,000 of general and administrative expenses by its affiliate.

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents Files As A Part of This Report:

      See Index to Consolidated Financial Statements attached which are filed as part of this Annual Report.

(b)   Exhibits:

EXHIBIT NO.                             DESCRIPTION                                                   LOCATION
-----------   --------------------------------------------------------------   -----------------------------------------------------
3.1 and 3.2   Articles of Incorporation and conversion of Natural Nutrition,   Provided herewith.
              Inc.

    4.1       CSI Business Finance, Inc. 2006 Stock Incentive Plan.            Incorporated by reference as Exhibit 4.1 to the
                                                                               Company's Current Report on Form 8-K as filed with
                                                                               the Securities and Exchange Commission on July 14,
                                                                               2006.

    10.5      Share Exchange Agreement, dated June 17, 2005, by and among      Incorporated by reference as Exhibit 99.1 to the
              Health Express USA, Inc., CSI Business Finance, Inc. and the     Company's Current Report on 8-K filed with the U.S.
              shareholders of CSI Business Finance, Inc.                       Securities and Exchange Commission on June 21, 2005

    10.6      Amendment No. 1 to the Share Exchange Agreement, dated August    Incorporated by reference as Exhibit 99.2 to the
              5, 2005, by and among the Health Express USA, Inc., CSI          Company's Current Report on Form 8-K as filed with
              Business Finance, Inc. and the shareholders of CSI Business      the U.S. Securities and Exchange Commission on August
              Finance, Inc.                                                    30, 2005

    10.7      Securities Purchase Agreement, dated as of September 9, 2005,    Incorporated by reference as Exhibit 99.1 to the
              by and between the Company and Cornell Capital Partners, LP      Company's Current Report on Form 8-K as filed with
                                                                               the U.S. Securities and Exchange Commission on
                                                                               September 13, 2005

    10.8      Security Agreement, dated as of September 9, 2005, by and        Incorporated by reference as Exhibit 99.2 to the
              between the Company and Cornell Capital Partners, LP             Company's Current Report on Form 8-K as filed with
                                                                               the U.S. Securities and Exchange Commission on
                                                                               September 13, 2005

    10.9      Investor Registration Rights Agreement, dated as of September    Incorporated by reference as Exhibit 99.3 to the
              9, 2005, by and between the Company and Cornell Capital          Company's Current Report on Form 8-K as filed with
              Partners, LP                                                     the U.S. Securities and Exchange Commission on
                                                                               September 13, 2005

    10.10     Convertible Debenture, dated as of September 9, 2005, issued     Incorporated by reference as Exhibit 99.4 to the
              to Cornell Capital Partners, LP                                  Company's Current Report on Form 8-K as filed with
                                                                               the U.S. Securities and Exchange Commission on
                                                                               September 13, 2005

    10.11     Escrow Agreement, dated September 9, 2005, by and among the      Incorporated by reference as Exhibit 99.5 to the
              Company, Cornell Capital Partners, LP and David Gonzalez, Esq.   Company's Current Report on Form 8-K as filed with
                                                                               the U.S. Securities and Exchange Commission on
                                                                               September 13, 2005

    10.12     Assignment Agreement, dated September 9, 2005, by and among      Incorporated by reference as Exhibit 99.6 to the
              the Company, Cornell Capital Partners and Bio-One Corporation    Company's Current Report on Form 8-K as filed with
                                                                               the U.S. Securities and Exchange Commission on
                                                                               September 13, 2005

    10.13     Collateral Assignment Agreement, dated September 9, 2005, by     Incorporated by reference as Exhibit 99.7 to the
              and between the Company and Cornell Capital Partners, LP         Company's Current Report on Form 8-K as filed with
                                                                               the U.S. Securities and Exchange Commission on
                                                                               September 13, 2005

    10.14     Agreement With Respect To Obligations, dated March 10, 2006,     Incorporated by reference as Exhibit 10.1 to the
              by and between Bio-One Corporation and CSI Business Finance,     Company's Current Report on Form 8-K as filed with
              Inc., on behalf of itself and as agent for Cornell Capital       the U.S. Securities and Exchange Commission on March
              Partners, LP                                                     17, 2006

    10.15     Agreement With Respect To Obligations In Lieu of Foreclosure,    Incorporated by reference as Exhibit 10.1 to the
              dated March 22, 2006, by and between Bio-One Corporation and     Company's Current Report on Form 8-K as filed with
              CSI Business Finance, Inc., on behalf of itself and as agent     the U.S. Securities and Exchange Commission on March
              for Cornell Capital Partners, LP                                 24, 2006

    10.16     Assignment of Claims, dated March 22, 2006, by and between       Incorporated by reference as Exhibit 10.2 to the
              Bio-One Corporation and CSI Business Finance, Inc.               Company's Current Report on Form 8-K as filed with
                                                                               the U.S. Securities and Exchange Commission on March
                                                                               24, 2006

    16.1      Letter, dated October 31, 2005, from Salberg & Company, P.A.     Incorporated by reference as Exhibit 99.1 to the
                                                                               Company's Current Report on Form 8-K as filed with
                                                                               the U.S. Securities and Exchange Commission on
                                                                               November 2, 2005

    31.1      Certificate pursuant to 15 U.S.C. Section 7241, as adopted       Provided herewith
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2      Certificate pursuant to 15 U.S.C. Section 7241, as adopted       Provided herewith
              pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1      Certificate pursuant to 18 U.S.C. Section 1350, as adopted       Provided herewith
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2      Certificate pursuant to 18 U.S.C. Section 1350, as adopted       Provided herewith
              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.1      Lawsuit in state court in Orlando, Florida against Eli           Provided herewith
              Nasrallah, Joseph Nasrallah and Pamela Nasrallah

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      (1) Natural Nutrition, Inc. paid to Thomas Leger & Co., L.L.P. ("Leger") audit related fees of $27,443 for the audit of fiscal year 2005 and for 2005 quarterly reviews. The Company paid to Leger audit related fees of $32,345 for the audit of fiscal year 2006 and for 2006 quarterly reviews. Fees for the 2006 audit above represent fees billed through March 21, 2007 and do not include the final billing for the 2006 audit.

      (2) The Company paid Leger audit related fees of $16,475 in 2005 which are costs associated with the merger of CSI Business Finance, Inc. with Health Express USA, Inc., including the filings of Form 8-K.

      (3) The Company has not paid for tax services to Leger.

      (4) The Company has not paid for any other services to Leger.

      (5) Audit Committee pre-approval policies and procedures. The Company does not currently have an audit committee. Timothy J. Connolly, sole Director of Natural Nutrition, Inc., approved the engagement of Leger.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: April 13, 2007                    Natural Nutrition, Inc.
                                        (Formerly CSI Business Finance, Inc.)
                                        ----------------------------------------
                                        (Registrant)


                                        /s/ Timothy J Connolly
                                        ----------------------------------------
                                        Timothy J. Connolly
                                        Chief Executive Officer

                                        ----------------------------------------


Date: April 13, 2007                    Natural Nutrition, Inc.
                                        (Formerly CSI Business Finance, Inc.)
                                        ----------------------------------------
                                        (Registrant)


                                        /s/ Wm Chris Mathers
                                        ----------------------------------------
                                        Wm Chris Mathers
                                        Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

                                                                         Page
                                                                     -----------
Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheet as of December 31, 2006                       F-2

Consolidated Statements of Operations for the Years Ended
December 31, 2006 and 2005                                               F-3

Consolidated Statements of Changes in Shareholders' Deficit
for the Years Ended December 31, 2006 and 2005                           F-4

Consolidated Statements of Cash Flows for
the Years Ended December 31, 2006 and 2005                               F-5

Notes to the Consolidated Financial Statements                       F-6 to F-15

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

To the Shareholders
Natural Nutrition, Inc. (formerly CSI Business Finance, Inc.) and Subsidiaries Houston, Texas

We have audited the accompanying consolidated balance sheet of Natural Nutrition, Inc. (formerly CSI Business Finance, Inc.) and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Natural Nutrition, Inc. (formerly CSI Business Finance, Inc.) and Subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Thomas Leger & Co., L.L.P.
                                            Thomas Leger & Co., L.L.P.

March 29, 2007
Houston, Texas

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                      (Formerly CSI Business Finance, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2006

                                    ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                      $    148,691
  Notes receivable                                                  1,799,221
  Investment in marketable securities                               1,094,637
  Due from affiliate                                                   84,077
  Prepaids and accrued interest receivable                             57,241
                                                                 ------------
  Total current assets                                              3,183,867
                                                                 ------------

NONCURRENT ASSETS
  Investments                                                       9,562,959
  Fixed assets, net                                                     5,049
                                                                 ------------

  Total noncurrent assets                                           9,568,008
                                                                 ------------
TOTAL ASSETS                                                     $ 12,751,875
                                                                 ============

                    LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable                                               $     84,063
  Accrued liabilities                                                  66,319
  Due to affiliate                                                    106,089
  Margin loan                                                          14,143
                                                                 ------------
  Total current liabilities                                           270,614
                                                                 ------------

NONCURRENT LIABILITIES
  Debenture payable--net of discount of $558,194                   15,070,005
  Derivative liability                                                340,830
  Accrued interest payable-noncurrent                                 704,258
                                                                 ------------
  Total noncurrent liabilities                                     16,115,093
                                                                 ------------
  TOTAL LIABILITIES                                                16,385,707
                                                                 ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
  Preferred stock, $.01 par value; 10,000,000 shares authorized
    Preferred stock Series A Convertible $0.01 par value; 100,000 shares authorized, 95,237 shares issued and outstanding and no
    liquidation or redemption value                                       952
  Common stock, par value $0.001; 10,000,000,000 shares
    authorized; 12,118,663 issued and outstanding                      12,119
  Additional paid-in capital                                          203,309
  Retained deficit                                                 (3,850,212)
                                                                 ------------
  Total shareholders' deficit                                      (3,633,832)
                                                                 ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                      $ 12,751,875
                                                                 ============

The accompanying notes are an integral part of these consolidated financial statements

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                      (Formerly CSI Business Finance, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended December 31,
                                                        --------------------------
                                                            2006          2005
                                                        -----------   ------------
REVENUE
  Lease income                                          $    39,684   $    77,578
  Fee income                                                 93,071       112,782
  Trading gains (losses)                                   (168,398)     (365,641)
  Dividends from marketable securities                      362,528        21,156
  Interest income from notes and debenture receivable       282,147       183,930
                                                        -----------   -----------
  Total revenue                                             609,032        29,805
                                                        -----------   -----------

OPERATING EXPENSES
  Salaries and benefits                                     333,830       307,119
  Business development, travel and entertainment            141,299        41,547
  Professional fees                                         553,855        93,708
  Other expenses                                            107,523        95,130
  Allocated overhead from affiliated entity                 305,482        38,000
  Interest expense                                        1,219,718       383,072
                                                        -----------   -----------
  Total operating expenses                                2,661,707       958,576
                                                        -----------   -----------

OPERATING LOSS                                           (2,052,675)     (928,771)
                                                        -----------   -----------

OTHER (INCOME) EXPENSE
  Net change in fair value of derivatives                   (27,874)      (37,857)
  Loss on extinguishment of debenture receivable                639            --
  Interest, other income and expense                        (46,972)       (4,449)
  Merger expense                                                 --       813,193
                                                        -----------   -----------
  Total other (income) expense                              (74,207)      770,887
                                                        -----------   -----------

  Loss before provision for income taxes                 (1,978,468)   (1,699,658)
                                                        -----------   -----------

INCOME TAX PROVISION                                             --            --
                                                        -----------   -----------
NET LOSS                                                 (1,978,468)   (1,699,658)
  Preferred dividends paid                                       --       (12,000)
                                                        -----------   -----------
LOSS APPLICABLE TO COMMON SHARES                        $(1,978,468)  $(1,711,658)
                                                        ===========   ===========

  Basic and diluted loss per share                      $     (0.25)  $     (0.27)
                                                        ===========   ===========

  Weighted shares outstanding - basic and diluted         7,798,198     6,287,677
                                                        ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                      (formerly CSI Business Finance, Inc.)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                 For the Years Ended December 31, 2005 and 2006

                                    Series A
                                    Preferred       Common Stock     Series A Preferred
                                 ---------------   ---------------   ------------------
                                 Shares   Amount   Shares   Amount    Shares     Amount
                                 ------   ------   ------   ------   --------   -------
Balance, December 31, 2004         200     $ 2      1,000    $ 10          --   $   --

Redemption of preferred stock     (200)     (2)        --      --          --       --

Recapitalization through
reverse merger and acquisition
of Health Express USA, Inc.         --      --     (1,000)    (10)    100,000    1,000

Net loss                            --      --         --      --          --       --
Preferred dividends paid            --      --         --      --          --       --
                                  ----     ---     ------    ----     -------   ------
Balance, December 31, 2005          --      --         --      --     100,000    1,000
Effect of reverse stock split       --      --         --      --          --       --

Issuance of common stock:
  For services                      --      --         --      --          --       --
  Conversion of debentures          --      --         --      --          --       --
  Conversion of preferred           --      --         --      --      (4,763)     (48)
Net loss                            --      --         --      --          --       --
                                  ----     ---     ------    ----     -------   ------
Balance, December 31, 2006          --     $--         --    $ --      95,237   $  952
                                  ====     ===     ======    ====     =======   ======

                                       Common Stock         Additional
                                 ------------------------     Paid-in      Retained
                                    Shares        Amount      Capital      Deficit        Total
                                 ------------   ---------   ----------   -----------   -----------
Balance, December 31, 2004                 --   $      --   $ 200,988    $    (1,896)  $   199,104

Redemption of preferred stock              --          --    (199,998)            --      (200,000)

Recapitalization through
reverse merger and acquisition
of Health Express USA, Inc.       157,191,508     157,191        (990)      (158,190)         (999)

Net loss                                   --          --          --     (1,699,658)   (1,699,658)
Preferred dividends paid                   --          --          --        (12,000)      (12,000)
                                 ------------   ---------   ---------    -----------   -----------
Balance, December 31, 2005        157,191,508     157,191          --     (1,871,744)   (1,713,553)
Effect of reverse stock split    (150,903,831)   (150,904)    150,904             --            --

Issuance of common stock:
  For services                      1,606,271       1,606      49,582             --        51,188
  Conversion of debentures            509,575         510       6,491             --         7,001
  Conversion of preferred           3,715,140       3,716      (3,668)            --            --
Net loss                                   --          --          --     (1,978,468)   (1,978,468)
                                 ------------   ---------   ---------    -----------   -----------
Balance, December 31, 2006         12,118,663   $  12,119   $ 203,309    $(3,850,212)  $(3,633,832)
                                 ============   =========   =========    ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                      (Formerly CSI Business Finance, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended December 31
                                                           -------------------------
                                                               2006          2005
                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $(1,978,468)  $(1,699,658)
  Adjustment to reconcile net income to net cash
    provided (used) in operating activities:
      Depreciation and amortization                              3,029        12,447
      Non-cash expense for redemption of preferred stock            --        40,000
      Non-cash deferred revenue                                (39,581)      (40,339)
      Non-cash other expenses                                       --        89,478
      Non-cash interest expense-derivatives                    325,888        97,416
      Net change in fair value of derivatives                  (27,874)      (37,857)
      Non-cash merger expense                                       --       813,192
  (Increase) decrease in assets:
      Other accounts receivable                                (15,554)      (24,052)
      Notes receivable                                      (1,505,030)     (880,672)
      Change in debenture receivable                           519,238      (519,238)
      Change in due from affiliate                             (84,077)           --
      Change in minimum lease payments receivable              241,532       108,358
      Prepaid and other                                        (91,828)     (101,096)
      Investment in marketable securities                    4,952,082    (6,046,719)
Increase (decrease) in liabilities:
      Change in margin loan                                 (2,922,051)    2,936,194
      Accounts payable                                         (40,730)      115,723
      Accrued liabilities                                      521,065        15,349
      Due to affiliate                                         106,089            --
                                                           -----------     ---------

      Net cash used in operating activities                    (36,270)   (5,121,474)
                                                           -----------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchases of fixed assets                                     --        (9,085)
      Sale of asset                                            350,000            --
      Purchase of common stock                                 (25,000)           --
      Purchases of minimum lease payments receivable                --       (25,037)
                                                           -----------     ---------
      Net cash provided by (used in) investing activities      325,000       (34,122)
                                                           -----------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      Net proceeds from sale of convertible debentures              --     5,371,839
      Payments on notes payable to affiliate                  (344,282)           --
      Preferred dividends paid                                      --       (12,000)
                                                           -----------     ---------
      Net cash provided by (used in) financing activities     (344,282)    5,359,839
                                                           -----------     ---------
NET CHANGE IN CASH                                             (55,552)      204,243
CASH, BEGINNING OF YEAR                                        204,243            --
                                                           -----------     ---------
CASH, END OF YEAR                                          $   148,691   $   204,243
                                                           ===========   ===========

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                      (Formerly CSI Business Finance, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                  Year Ended December 31
                                                                -------------------------
                                                                    2006          2005
                                                                -----------   -----------
Interest paid                                                   $   432,132   $        --
                                                                ===========   ===========
Taxes paid                                                      $        --   $        --
                                                                ===========   ===========
Exchange of certain receivable for common stock:
  Common stock acquired                                         $ 9,887,959   $        --
                                                                ===========   ===========
  Debentures and notes receivable exchanged                     $ 9,609,283   $        --
                                                                ===========   ===========
  Accrued interest receivable exchanged                         $   278,676   $        --
                                                                ===========   ===========
Assets and liabilities assumed in merger:
  Accounts payable and accrued liabilities                      $        --   $   262,231
                                                                ===========   ===========
  Convertible debentures and notes payable                      $        --   $   547,533
                                                                ===========   ===========
  Accrued interest payable                                      $        --   $    73,244
                                                                ===========   ===========
Issuance of Series A Convertible Preferred Stock                $        --   $     1,000
                                                                ===========   ===========
Payment of debentures, notes payable and accrued interest       $        --   $   635,119
                                                                ===========   ===========
Derivative liability                                            $        --   $   413,603
                                                                ===========   ===========
Derivative asset                                                $        --   $    33,315
                                                                ===========   ===========
Discount on debenture payable                                   $        --   $   413,603
                                                                ===========   ===========
Write-off of intangible                                         $        --   $    21,927
                                                                ===========   ===========
Debenture receivable                                            $        --   $ 8,500,000
                                                                ===========   ===========
Debenture payable                                               $        --   $10,263,360
                                                                ===========   ===========
Notes receivable                                                $        --   $   500,000
                                                                ===========   ===========
Issuance of common stock for services, conversion of
preferred stock and conversion of debentures:
  Par value                                                     $     5,832   $        --
                                                                ===========   ===========
  Paid-in-capital                                               $    52,405   $        --
                                                                ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES

                      (Formerly CSI Business Finance, Inc.)

                   Notes to Consolidated Financial Statements

                           December 31, 2006 and 2005


Note 1 - DESCRIPTION OF MERGER AND RELATED EVENTS

Natural Nutrition, Inc. (the "Company"), formerly CSI Business Finance, Inc., formerly Health Express USA, Inc., was incorporated in Florida on July 2, 1998. On August 25, 2005, the Company completed the closing of that certain Share Exchange Agreement, by and between the Company, CSI Business Finance, Inc., a Texas corporation and now wholly-owned subsidiary of the Company herein referred to as ("CSI") and the shareholder of CSI (the "CSI Shareholder").

On August 25, 2005, the Company effectively exchanged with the CSI Shareholder the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company, and CSI became a wholly-owned subsidiary of the Company. Each share of the Company's Series A Preferred Stock is convertible into 780 shares of common stock of the Company, beginning one year after the effective date of the merger. The Preferred shares were subsequently distributed to the shareholders of Corporate Strategies, Inc., the former shareholder of CSI. In addition, at the exchange date, 4,326,861 shares of common stock of the Company were issued to pay off notes and debentures. If the preferred shareholders were to convert to common stock as of the date of the merger, they would hold 78,000,000 shares, or ninety-two and one half percent (92.5%) of the issued and outstanding shares of common stock of the Company. This conversion would result in the Series A Preferred Shareholders effectively controlling the Company.

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

The Company was subsequently renamed in 2005 to CSI Business Finance, Inc. (the Florida corporation). In September of 2006 CSI Business Finance, Inc. changed its name to Natural Nutrition, Inc. and simultaneously redomiciled from Florida to Nevada.

On May 23, 2006, our Board of Directors approved a 1 for 25 reverse common stock split. All references to our common stock in this document are stated in shares after the reverse split.

The accompanying consolidated financial statements for prior years contain certain reclassifications to conform with current year presentation.

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

Since CSI is the surviving entity of the reverse merger, the financial reports include the operating results of CSI for the entire year 2005 and the results of operations for the period August 25, 2005 through December 31, 2005 for the Company. The December 31, 2006 financial statements of the Company represent the consolidated results of operations for the entire year. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Marketable securities gains (losses) is both trading gains or losses and the change in market value of the trading securities owned by the Company, including related puts and calls, in accordance with Financial Accounting Standard 115 "Accounting for Certain Investments in Debt and Equity Securities."

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives of three to five years.

When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized. At December 31, 2006, the Company had $9,085 in office and computer equipment with a reserve of $4,035 and associated depreciation expense of $3,028 for December 31, 2006 and $1,007 at December 31, 2005.

Derivative Financial Instruments

The derivatives from both the debenture payable and receivable have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

Income Taxes

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

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

Collectibility of Notes Receivable

The notes are valued quarterly to determine collectibility. The Company does not believe any reserve for collectibility is required at December 31, 2006.

Fair Value Disclosure at December 31, 2006

The carrying value of cash, notes and accounts receivable, accounts payable, accrued liabilities and notes payable are reasonable estimates of their fair value because of short-term maturity.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company will adopt FIN 48 effective as of January 1, 2007. The Company does not anticipate that the adoption of FIN 48 will have a material impact on its effective tax rate.

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") AUG AIR-1 -- Accounting for Planned Major Maintenance Activities. FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities because it results in the recognition of a liability in a period prior to the occurrence of the transaction or event obligating the entity. FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006 and its guidance is applicable to entities in all industries. The Company will adopt the guidance in FSP AUG-AIR-1 as of January 1, 2007. The Company does not believe the adoption of this guidance will have an impact on its financial position and results of operations.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), which is intended to increase consistency and comparability in fair value measurements by defining fair value, establishing a framework for measuring fair value and expanding disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on January 1, 2008, and has not yet determined the impact, if any, on its consolidated financial statements.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not believe adopting FIN 48 will have an impact on our financial statements.

Note 4 -   LOSS PER COMMON SHARE AND STOCK BASED COMPENSATION

Net Loss Per Share

Pursuant to SFAS No. 128, "Earnings Per Share," basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants, and convertible debentures using the treasury stock and "if converted" method.

The Company's basic and diluted shares used to compute loss per common share amounts are the same for both years ended December 31, 2006 and 2005. Since the Company had a net loss for both years ended December 31, 2006 and 2005, the assumed exercise of stock options, warrants, the conversion of the Series A Preferred Stock and secured convertible debentures outstanding would be anti-dilutive.

For the years ended December 31, 2006 and 2005, 5,695 options and 84,000 warrants to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive. Upon conversion of the preferred stock and convertible debentures, there would be an additional 74,284,860 and 78,000,000 shares of common stock upon conversion of the preferred stock and 816,804,826 and 144,324,914 shares of common stock upon the conversion of the convertible debentures for the years ended December 31, 2006 and 2005, respectively, which were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS 123(R)"), provides for the use of a fair value-based method of accounting for employee stock compensation. There are outstanding stock options to purchase 142,366 of the Company's common stock at an exercise price of $1.31 per share. These options expire in August 2007. We believe these options do not have a fair market value and we expect them to be forfeited.

Note 5 - RESTATEMENT OF PRIOR PERIODS

The Company has restated its financial results for fiscal 2005 and for the related interim periods therein previously reported. The restatement resulted in the requirement to reissue the report on Form 10QSB at September 30, 2005 and for the three and nine months then ended. The restatements include adjustments to (a) correct the accounting for convertible debentures to recognize the effects of derivatives, and (b) remove the beneficial conversion feature previously recorded for the convertible debentures.

Note 6 - INVESTMENT IN MARKETABLE SECURITIES

Investments in marketable securities primarily include shares of common stock in various companies and covered "puts" and "calls" related thereto. The investments are considered trading securities, and accordingly any changes in market value are reflected in the consolidated statement of operations. At December 31, 2006 the Company had unrealized losses of $70,317, related to marketable securities held on that date. These unrealized losses are included in the consolidated statements of operations.

Investments may include shares of common stock in companies which do not have a readily determinable fair market value and are accounted for using the cost method. Once a quarter, the financial statements, operations and any other information needed to evaluate these investments would be reviewed to determine if an impairment needs to be recorded.

Note 7 - CONCENTRATIONS OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash balances, note and lease payment receivables. The Company maintains its cash accounts in high quality FDIC-insured banks. The Company performs on-going credit evaluations to ensure collections and minimize losses on receivables.

Note 8 - AGREEMENT IN LIEU OF FORECLOSURE

On March 22, 2006, the Company completed an agreement in lieu of foreclosure with Bio-One Corporation ("Bio-One") and received the stock of INII, along with other assets and claims, in return for the forgiveness of $9,537,959 in debt and accrued interest of Bio-One and will now be treated as an investment in INII. INII is currently being operated by PWC as Receiver and Manager pursuant to
Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc. and the Sellers, purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. The Nesrallahs were operating INII and controlling all bank accounts, financial decisions and day to day operations at the time of this action. The Nesrallahs continue to act as employees operating INII. A Court supervised sale of assets has been requested by PWC, and the Company intends to vigorously oppose this and pursue all claims against the Sellers. The Company has had an independent valuation done on the assets of INII and it indicates value in excess of the amounts that the Company believes will be paid to the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against Nesracorp Inc., the Sellers, Roxanne Anderson and PWC filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. While INII and Bio-One previously withdrew these filings, based on their belief a settlement was possible, no settlement was reached. The Company is pursuing some or all of the previous claims in the filings of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement in Lieu of Foreclosure the Company executed with Bio-One on March 22, 2006. On March 31, 2006, the Company filed a lawsuit in state court in Orlando, Florida against the Sellers alleging, among other claims, breach of duty to INII. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of Law. However, should the Company fail to prevail or settle its claims against the Seller's, the Company will be required to write down its entire investment of $9,537,959 in INII.

On January 8, 2007, in connection with on-going settlement negotiations with Nesracorp, the Sellers and the Receiver (together with the Company, the "Parties"), the Company, Nesracorp and the Sellers executed an agreement pursuant to which neither the Company nor Nescracorp shall take any further action in respect of those litigation matters currently pending in the Ontario Superior Court of Justice (the "Court") and shall adjourn all such pending proceedings before the Court until March 31, 2007. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our action disclosed in an 8-K filed on January 12, 2007 following the signing of a letter of intent between the parties relating to the lawsuits. The letter of intent expired on March 31, 2007, and a verbal agreement has been reached between the parties to extend the letter of intent. Management expects that the letter of intent will be formally extended under its terms, but the extension has not been signed as of the date of this filing. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law, or entering into a mutually agreeable settlement. We have reduced our investment by $350,000 for proceeds from the sale of an asset. However, should the Company fail to prevail or settle its claims against the Seller's, the Company will be required to write down its entire investment of $9,537,959 in INII.

Note 9 - CONCENTRATION OF TRANSACTIONS WITH CORNELL CAPITAL PARTNERS, L. P.

At December 31, 2006, the $15,628,199 convertible debenture was owed to a single creditor, Cornell Capital Partners, L.P ("Cornell").

Cornell has significant relationships with affiliated companies, both as a purchaser and lender.

Note 10 - DUE TO/DUE FROM AFFILIATES

An accounts payable to Corporate Strategies, Inc, an affiliate of the Company was outstanding on December 31, 2006 in the amount of $106,089. This payable is a result of allocated overhead between the Company and Corporate Strategies, Inc., and it is net of cash payments of the Company. Additionally, the Company has a receivable in the amount of $84,077 from an affiliate, Nexus Nano Electronics, Inc., whose majority shareholder is Corporate Strategies, Inc. The original amount of this receivable was $100,000.

Note 11 - MARGIN LOAN.

As of December 31, 2006, the Company had borrowed $14,143 on its margin account which is collateralized by its marketable securities. The interest rate on this account is variable and as of December 31, 2006 was approximately 7.5%. The margin loan was covered by approximately $1,094,637 of market value securities.

Note 12 - CONVERTIBLE DEBENTURES PAYABLE AND DERIVATIVE FINANCIAL INSTRUMENTS

Effective September 9, 2005, the Company issued a secured convertible debenture (the "Debenture") to Cornell Capital Partners, LP in the amount of $15,635,199. The notes bear interest at 5%, which is accrued until maturity on September 8, 2008. The note is convertible, at the option of the holders, into common stock of the Company at a price of $0.09 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion prices may be adjusted downward to a lower price per share based on the average of the three lowest closing prices for the five trading days prior to conversion. The Holder has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 4.99% of the outstanding stock. The Company has the right to repurchase the Notes at 106% of the face amount.

The derivatives from the debenture payable has been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has determined that the following instrument has derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

      o     Cornell Debenture Payable issued 9/9/05 in the face amount of
            $15,635,199

The Company has identified that the above debenture has an embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Debentures, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The embedded derivatives within the Convertible Debenture has been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivatives." The Company has utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value model utilized to value the various embedded derivatives in the Convertible Debenture, comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Debenture, such as the risk-free interest rate, expected Issuer stock price and volatility, likelihood of conversion and or redemption, and likelihood default status and timely registration.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's common stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company's stock at the balance sheet date and the amount of shares converted by the debenture holders. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

The conversion feature, reset provision and the Company's optional early redemption right to the debenture payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $413,603 at September 9, 2005. Using the same methodology, the single compound embedded derivative liability was valued at $368,601 at December 31, 2005 and $340,830 at December 31, 2006. For the period from inception of the Convertible Debenture through December 31, 2005, the change in fair value of the derivative liability was a decrease of $45,002 for the year ended December 31, 2005 and $27,874 for the year ended December 31, 2006, which has been classified as net change in fair value of derivative.

The above compound embedded derivative plus the loan costs paid the lender in the amount of $988,603 are recorded as a discount against the notional carrying amount of the debenture payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $328,559 at December 31, 2006 and $101,850 at December 31, 2005.

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

As a result of the foreclosure discussed on Note 7, the derivative asset and a premium on the debenture receivable was written off and a $639 loss on extinguishment of debenture receivable was recorded during the nine months ended September 30, 2006.

Note 13 - CAPITAL STOCK

On May 23, 2006, our Board of Directors approved a 1 for 25 reverse common stock split. All references to our common stock in this document are stated in shares after the reverse split.

On August 25, 2005, the Company's Board of Directors increased the authorized shares of Capital Stock to Five Billion Ten Million (5,010,000,000) shares. On October 10, 2006, the Company's Board of Directors increased the number of shares to Ten Billion Ten Million (10,010,000,000) as follows:

      o Ten Billion (10,000,000,000) shares of common stock having a par value of $0.001 per share; and,

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

      o Convertible at anytime after one year at option of holder into 780 shares of common stock for each share of Convertible Preferred Stock, Series A held; and

      o Voting rights are the same as the common stock voting rights on an as if converted basis.

As a result of that certain Share Exchange Agreement, which became effective August 25, 2005, the CSI Shareholder delivered to the Company the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share. The Preferred shares were subsequently distributed to the shareholders of the CSI Shareholder. If the Preferred shareholders were to convert into common stock as of the date of the merger, the CSI shareholders would receive 78,000,000 shares of common stock of the Company, or ninety-two and one half percent (92.5%) of the then to be issued and outstanding shares of common stock of the Company, effectively transferring control.

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

Note 14 - OPTIONS AND WARRANTS

Options to purchase 5,695 shares of the Company's common stock at an exercise price of $32.75 per share were outstanding at December 31, 2006 and 2005. The options expire August 31, 2007.

Warrants to purchase 80,000 shares of the Company's common stock at an exercise price of $25.00 expire May 2, 2011. Warrants for the purchase of 4,000 shares of common stock at an exercise price of $13.75 expire July 28, 2008.

Note 15 - RELATED PARTY TRANSACTIONS

Turnaround Partners, Inc., (formerly Emerge Capital Corp) and the Company are separate public entities under common control. This common control has the potential for altering operating results or financial position in a manner significantly different from those that would have been obtained if the entities were autonomous. The Company is under common management that has developed certain controls to minimize potential conflicts by segregating types of transactions between the two entities, and limiting transactions between the two entities to those contractually permitted.

Brokerage fees

Corporate Strategies, Inc. has an arrangement whereby it introduces prospective financing clients to the Company. If a transaction is consummated, Corporate Strategies, Inc. earns a fee from the borrower. For the four months ended December 31, 2005, such fees have totaled $175,000 and $204,610 for the twelve months ended December 31, 2006. No fees are paid to Corporate Strategies, Inc. by the Company since they are paid by the borrower.

Allocation of operating expenses

Corporate Strategies, Inc. performs certain administrative and management functions for the Company. Based on an estimation of efforts expended, the Company was allocated approximately $38,000 for the four months ended December 31, 2005 and $305,482 for the twelve months ended December 31, 2006. No contractual agreement exists for this arrangement.

Note 16 - INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the periods December 31, 2006 and 2005:

                                                                     2006          2005
                                                                 -----------   -----------
Loss before income taxes                                         $(1,978,468)  $(1,699,658)
                                                                 ===========   ===========
Income tax computed at statutory rates                           $  (672,679)  $  (577,918)
Permanent differences, non-deductible expenses                        43,407         1,800
Merger expenses                                                           --       274,753
Loss included in former parent company consolidated tax return            --         9,109
Other                                                                    163          (413)
Increase in valuation allowance                                      629,109       292,669
                                                                 -----------   -----------
Current tax provision (benefit)                                  $        --   $        --
                                                                 ===========   ===========

Deferred Income Taxes

The Company will file a consolidated tax return with its subsidiaries. The Company has a net operating loss carry forward of approximately $2,062,000 which will expire in 2025 through 2026. The Company's net operating loss carry forward could be subject to significant annual limitations which will reduce or defer the utilization of the loss as a result of ownership changes as defined in
Section 382 of the Internal Revenue Code.

The net deferred tax assets that would result from use of net operating loss carry forwards discussed above have been fully reserved for in the financial statements.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2006 are as follows:

Deferred Tax Asset

  Unrealized loss on security transactions   $  23,908
  Net operating loss                           701,080
  Charitable contribution carryover              9,345
  Capital loss carryover                        76,560
  Revision of net operating loss               110,252
  Fixed asset tax basis difference                 633
  Valuation allowance                         (921,778)
                                             ---------
Net Deferred Tax Asset (Liability)           $      --
                                             =========

Note 16 - COMMITMENTS AND CONTINGENCIES

The President and CEO of the Company receives $12,500 in salary per month. He is currently not contracted under an employment agreement, and is employed on a month to month basis.

Note 17 - SUBSEQUENT EVENTS

On January 8, 2007, in connection with on-going settlement negotiations with Nesracorp, the Sellers and the Receiver (together with the Company, the "Parties"), the Company, Nesracorp and the Sellers executed an agreement pursuant to which neither the Company nor Nescracorp shall take any further action in respect of those litigation matters currently pending in the Ontario Superior Court of Justice (the "Court") and shall adjourn all such pending proceedings before the Court until March 31, 2007. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our action disclosed in an 8-K filed on January 12, 2007 following the signing of a letter of intent between the parties relating to the lawsuits. Management expects that the letter of intent will be extended under its terms, but no guarantee whatsoever is made in this regard and it may expire in accordance with its terms. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law, or entering into a mutually agreeable settlement. We have reduced our investment by $350,000 for proceeds from the sale of an asset. However, should the Company fail to prevail or settle its claims against the Sellers, the Company will be required to write down its entire investment of $9,537,959 in INII. See footnote 7 for a complete description of the agreement in lieu of foreclosure.