Form 10QSB
period 2007-03-31
Natural Nutrition Inc.
filed 2007-05-14
CIK 1070050

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


               For the transition period from ______ to __________

                        Commission File Number : 0-27569

                             NATURAL NUTRITION, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                      65-0847995
---------------------------------------  ---------------------------------------
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

The number of shares outstanding of our common stock at April 30, 2007 was 12,737,983.

Transitional Small Business Disclosure Format (check one):   Yes:      No:   X

                             NATURAL NUTRITION, INC.
                      (Formerly CSI Business Finance, Inc.)
                                   FORM 10-QSB

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited)          3
Condensed Consolidated Statements of Operations for the three months
ended March 31, 2007 and 2006 (Unaudited)                                      4
Condensed Consolidated Statements of Cash Flows for the three months
ended March 31, 2007 and 2006 (Unaudited)                                      5
Notes to Condensed Consolidated Financial Statements (Unaudited)            6-10
Item 2. Management's Discussion and Analysis or Plan of Operation          10-13
Item 3. Controls and Procedures                                            13-14

PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                    15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          15
Item 3. Defaults Upon Senior Securities                                      15
Item 4. Submission of Matters to a Vote of Security Holders                  15
Item 5. Other Information                                                    15
Item 6. Exhibits                                                             15
SIGNATURES                                                                   16

PART I -FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                      (Formerly CSI Business Finance, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2007
                                   (Unaudited)


                                                ASSETS
CURRENT ASSETS
    Cash                                                                           $     89,540
    Notes receivable                                                                  1,978,142
    Investment in marketable securities                                                 702,782
    Due from affiliate                                                                  113,244
    Prepaids, accrued interest and other accounts receivable                            112,737
                                                                                   ------------
    Total current assets                                                              2,996,445
                                                                                   ------------

NONCURRENT ASSETS
    Investments                                                                       9,462,958
    Fixed assets, net                                                                     4,292
                                                                                   ------------
Total noncurrent assets                                                               9,467,250
                                                                                   ------------
TOTAL ASSETS                                                                       $ 12,463,695
                                                                                   ============
                                 LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
    Accounts payable, accrued liabilities and other current liabilities            $    260,273
                                                                                   ------------
    Total current liabilities                                                           260,273

NONCURRENT LIABILITIES
    Debenture payable--net of discount of $331,094                                   15,297,105
    Derivative liability                                                                210,622
    Accrued interest payable                                                            896,934
                                                                                   ------------
    Total liabilities                                                                16,664,934
                                                                                   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
   Preferred stock, $.01 par value; 10,000,000 shares authorized
        Preferred stock Series A Convertible $0.01 par value;
   100,000 shares authorized, 94,443 shares issued and outstanding and no
   liquidation or redemption value                                                          944
Common stock, par value $0.001; 10,000,000,000 shares
   authorized;  12,737,983 issued and outstanding                                        12,738
   Additional paid-in capital                                                           202,697
   Retained deficit                                                                  (4,417,618)
                                                                                   ------------
   Total shareholders' deficit                                                       (4,201,239)
                                                                                   ------------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                        $ 12,463,695
                                                                                   ============

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                      (Formerly CSI Business Finance, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                     2007            2006
                                                                 ------------    ------------
REVENUE
   Lease income                                                  $         --    $     39,684
   Fee income                                                           2,965              --
   Trading gains (losses)                                               3,285        (133,773)
   Dividends from marketable securities                                 7,159         174,542
   Interest income from notes and debenture receivable                 74,058         143,430
                                                                 ------------    ------------
Total revenue                                                          87,467         223,883

OPERATING EXPENSES
   Selling, general and administrative expenses (2007 and 2006 include $101,199 and $41,796, respectively of expenses
      allocated from an affiliated entity)                            374,113         276,099
Interest expense                                                      249,910         297,848
                                                                 ------------    ------------
OPERATING LOSS                                                       (536,556)       (350,064)
                                                                 ------------    ------------

OTHER (INCOME) EXPENSE
   Net change in fair value of derivative                              40,368          78,767
   Loss on extinguishment of debenture receivable                          --             639
   Interest and other income                                           (9,519)        (11,259)
                                                                 ------------    ------------
   Total other expense                                                 30,849          68,147
                                                                 ------------    ------------

   Loss before provision for income taxes                            (567,405)       (418,211)
                                                                 ------------    ------------

INCOME TAX PROVISION                                                       --              --
                                                                 ------------    ------------
NET LOSS APPLICABLE TO COMMON SHARES                             $   (567,405)   $   (418,211)
                                                                 ============    ============

   Net loss per share for basic and diluted                      $      (0.05)   $      (0.07)
                                                                 ============    ============

   Weighted shares outstanding for basic and diluted               12,579,712       6,287,660
                                                                 ============    ============

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

                    NATURAL NUTRITION, INC. AND SUBSIDIARIES
                      (Formerly CSI Business Finance, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                           Three Months Ended March 31,
                                                          ------------------------------
                                                              2007             2006
                                                          -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                $    (567,405)   $    (418,211)
  Adjustment to reconcile net income to net cash
    provided by (used in) operating activities                  408,254          656,635
                                                          -------------    -------------

    Net cash provided by (used in) operating activities        (159,151)         238,424
                                                          -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Sale of asset                                               100,000               --
                                                          -------------    -------------
    Net cash provided by investing activities                   100,000               --
                                                          -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES

    Payments on notes payable to affiliate                           --         (181,988)
                                                          -------------    -------------
    Net cash used in financing activities                            --         (181,988)
                                                          -------------    -------------
NET CHANGE IN CASH                                              (59,151)          56,436

CASH, BEGINNING OF PERIOD                                       148,691          204,243
                                                          -------------    -------------
CASH, END OF PERIOD                                       $      89,540    $     260,679
                                                          =============    =============

SUPPLEMENTAL INFORMATION

  Interest paid                                           $         710    $      51,789
                                                          =============    =============
  Taxes paid                                              $          --    $          --
                                                          =============    =============
  Exchange of certain receivable for common stock:

    Common stock acquired                                 $          --    $   9,887,959
                                                          =============    =============
    Debentures and notes receivable exchanged             $          --    $   9,609,283
                                                          =============    =============
    Accrued interest receivable exchanged                 $          --    $     278,676
                                                          =============    =============

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

                    Natural Nutrition, Inc. and Subsidiaries
                      (Formerly CSI Business Finance, Inc.)
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Our Condensed Consolidated Balance Sheet as of March 31, 2007, the Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and March 31, 2006, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and March 31, 2006 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation of Natural Nutrition, Inc. (the "Company") and Subsidiaries. The results for the three months are not necessarily indicative of the results expected for the year.

As used herein, the "Company", "management", "we", "our" refers to Natural Nutrition, Inc., or Natural Nutrition, Inc. together with its subsidiaries. The Company's fiscal year ends on December 31st.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (the "SEC") for interim financial statements. The unaudited Condensed Consolidated Financial Statements and the notes thereto in this report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the "10-KSB").

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

The Company was subsequently renamed in 2005 to CSI Business Finance, Inc. (the Florida corporation). In September of 2006, CSI Business Finance, Inc. changed its name to Natural Nutrition, Inc. and simultaneously redomiciled from Florida to Nevada.

On May 23, 2006, our Board of Directors approved a 1 for 25 reverse common stock split. All references to our common stock in this document are stated in shares after the reverse split.

The accompanying unaudited condensed consolidated financial statements for prior
years   contain   certain   reclassifications   to  conform  with  current  year
presentation.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Change in Accounting Principle for Registration Payment Arrangements.

In December 2006, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position on No. EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP EITF 00-19-2"). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards ("FAS") No. 5, Accounting for Contingencies, which provides that loss contingencies should be recognized as liabilities if they are probable and can be reasonably estimated. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangement that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for our consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

On January 1, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our September 2005 financing (the "September 2005 Registration Payment Arrangement"). As of January 1, 2007 and March 31, 2007, management determined that is was not probable that we would have any payment obligation under the September 2005 Registration Payment Arrangement; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the comparative condensed consolidated financial statements of prior periods have been adjusted to apply the new method retrospectively. The following financial statement line items for the three months ended March 31, 2007 and 2006 were affected by the change in accounting principle:

Consolidated Statements of Operations


                                              As Computed      As Reported
                                                  under          under FSP        Effect of
                                               EITF 00-19      EITF 00-19-2        Change
                                              -------------    -------------    -------------

Three months ended March 31, 2007
Loss from operations                          $    (561,203)   $    (536,556)   $     (24,647)
Net change in fair value of derivative               40,368           40,368               --
Net loss                                           (592,052)        (567,405)         (24,647)
Net loss per share                                    (0.05)           (0.05)           (0.00)

Three months ended March 31, 2006
Loss from operations                               (374,464)        (350,064)         (24,400)
Net change in fair value of derivative               17,258           78,767           61,509
Net loss                                           (381,102)        (418,211)          37,109
Net loss per share                                    (0.06)           (0.07)            0.01


Consolidated Balance Sheet

March 31, 2007
Debenture payable - net of discount           $  15,126,529    $  15,297,105    $     170,576
Derivative liability                                381,198          210,622         (170,576)
Total liabilities and shareholders' deficit      12,463,695       12,463,695               --


Consolidated Statements of Cash Flows

March 31, 2007
Net loss                                      $    (592,052)   $    (567,405)   $      24,647
Net change in fair value of derivatives and
  amortization of debt discount                      74,311           49,664          (24,647)

March 31, 2006
Net loss                                           (381,102)        (418,211)          37,109
Net change in fair value of derivatives and
  amortization of debt discount                      51,004           88,113          (37,109)


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

Our basic and diluted shares used to compute loss per common share amounts are the same for both the three months ended March 31, 2007 and March 31, 2006. Since we had a net loss for the three months ended March 31, 2007 and March 31, 2006, the assumed exercise of stock options and the conversion of the Series A Preferred Stock and secured convertible debentures outstanding as of March 31, 2007 and March 31, 2006 would be anti-dilutive.

Stock Based Compensation

Statement of Financial Accounting Standards No. 123(R), "Accounting for Stock-Based Compensation" ("SFAS 123(R)"), provides for the use of a fair value-based method of accounting for employee stock compensation. There are outstanding stock options to purchase 5,695 of the Company's common stock at an exercise price of $32.75 per share. These options expire in August 2007. We believe these options do not have a fair market value and we expect them to be forfeited.

NOTE 3 - AGREEMENT IN LIEU OF FORECLOSURE

On September 5, 2005, CSI Business Finance, Inc purchased the senior secured debt of Bio One Corporation for $9,600,000. The Company originally planned to profit from this transaction based on its ability to convert the debt purchased into Bio One common stock at a twenty percent discount to the market price of the Bio One common stock. However, Bio One common stock stopped trading some time after the note purchase was complete, and CSI Business Finance, Inc had to look to the assets underlying the note purchased for repayment as Bio One was no longer a viable enterprise. On March 22, 2006, the Company completed an agreement in lieu of foreclosure (the "Agreement") with Bio One Corporation ("Bio-One") and received the stock of Interactive Nutrition International, Inc. ("INII"), along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One which is now being treated as an investment in INII. INII is currently being operated by PriceWaterhouseCoopers ("PWC") as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah (collectively, the "Sellers"), purporting default in payment of obligations incurred in the purchase of INII assets by Bio-One. A Court-supervised sale of the assets has been requested by the Receiver, and the Company has vigorously opposed this and pursued numerous damage claims against the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against the Sellers, Roxanne Anderson and PWC filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. The Company intends to pursue some or all of the previous claims in the filing of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement the Company executed with Bio-One on March 22, 2006.

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against the Nesrallahs, alleging, among other claims, breach of fiduciary duty to INII. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our agreement in lieu of foreclosure disclosed in our Current Report on Form 8-K filed on January 12, 2007. On March 31, 2007, management was successful in extending the letter of intent to May 4, 2007. As of the date of this filing, the agreement has expired in accordance with its terms. Management is attempting to obtain an extension of the expired agreement, but there can be no assurances that this will occur. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law, or of entering into a mutually agreeable settlement. We have reduced our investment by $350,000 in 2006 and an additional $100,000 in the first quarter of 2007 for proceeds from the sale of an asset. However, should the Company fail to prevail or settle its claims against the Seller's, the Company will be required to write down its entire investment of $9,437,959 in INII. Shareholders are cautioned that the loss of this investment could result in the complete failure of the Company and foreclosure of its remaining assets by its lender.

NOTE 4 - CONVERTIBLE DEBENTURES PAYABLE AND DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company has determined that the following instrument has derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

      o     Cornell  Debenture  Payable  issued  9/9/05  in the face  amount  of
            $15,635,199

The Company has identified that the above debenture has embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Debentures, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The embedded derivatives within the Convertible Debenture has been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivatives." The Company has utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value model utilized to value the various embedded derivatives in the Convertible Debenture, comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Debenture, such as the risk-free interest rate, expected Issuer stock price and volatility, likelihood of conversion and or redemption, and likelihood default status.

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

The conversion feature, reset provision and the Company's optional early redemption right to the debenture payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $413,603 at September 9, 2005. Using the same methodology, the single compound embedded derivative liability was valued at $210,622 at March 31, 2007. For the period since December 31, 2006 through March 31, 2007, the change in fair value of the derivative liability was a decrease of $40,368, which has been classified as net change in fair value of derivative.

The above compound embedded derivative plus the loan costs paid the lender in the amount of $687,832 are recorded as a discount against the notional carrying amount of the debenture payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $56,524 at March 31, 2007 and $53,295 at March 31, 2006.

ITEM 2 .      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This Quarterly Report on Form 10-QSB, and the accompanying MD&A, contains forward-looking statements. Statements contained in this report about Natural Nutrition, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions and demand for our financial services are forward-looking. All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed," "anticipates," "anticipated," "will," "would," "should," "estimates" and similar expressions are intended to identify forward-looking statements. Forward-looking statements represent our reasonable belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this quarterly report may not occur. Such risks and uncertainties include, without limitation, our successful efforts in the outcome of our litigation concerning our investment in INII, or the extension of our agreement in lieu of foreclosure, our success in trading marketable securities, our ability to maintain contracts that are critical to our operations, actual customer demand for our financing and related services, collection of accounts and notes receivable, our ability to obtain and maintain normal terms with our vendors and service providers and conditions in the capital markets and equity markets during the periods covered by the forward-looking statements.

The forward-looking statements contained in this report speak only as of the date hereof. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason. All forward-looking statements attributable to Natural Nutrition, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our annual report filed on Form 10-KSB and in our future periodic reports filed with the SEC. The following M,D&A should be read in conjunction with these unaudited Condensed Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein, and in conjunction with our audited financial statements, together with footnotes and the M,D&A, in our 2006 annual report filed on Form 10-KSB with the Securities Exchange Commission (the "SEC").

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

Since CSI is the surviving entity of the reverse merger, the financial reports include the operating results of CSI for the entire year 2005 and the results of operations for the period August 25, 2005 through December 31, 2005 for the Company. The March 31, 2006 financial statements of the Company represent the condensed consolidated results of operations for the entire quarter. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against the Nesrallahs, alleging, among other claims, breach of fiduciary duty to INII. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our agreement in lieu of foreclosure disclosed in our Current Report on Form 8-K filed on January 12, 2007. On March 31, 2007, management was successful in extending the letter of intent to May 4, 2007. As of the date of this filing, the agreement has expired in accordance with its terms.

Management is attempting to obtain an extension of the expired agreement, but there can be no assurances that this will occur. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law, or of entering into a mutually agreeable settlement. We have reduced our investment by $350,000 in 2006 and an additional $100,000 in the first quarter of 2007 for proceeds from the sale of an asset. However, should the Company fail to prevail or settle its claims against the Seller's, the Company will be required to write down its entire investment of $9,437,959 in INII. Shareholders are cautioned that the loss of this investment could result in the complete failure of the Company and foreclosure of its remaining assets by its lender.

As a result of the above foreclosure, the Company has recorded a $9,887,959 investment in the INII stock consisting of an $8,500,000 debenture receivable, $1,109,283 notes receivable and $278,676 of accrued interest receivable. We have reduced our investment by $450,000 for proceeds from the sale of an asset.

Recent Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities ("SFAS 159") , to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements . An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS 159 on the consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and March 31, 2006

We had no leasing income for the three months ended March 31, 2007 (the "1Q '07 Period"). Leasing income for the three months ended March 31, 2006 (the "1Q '06 Period") was $39,684. We may continue to seek leasing opportunities in the future, however, this is not the primary focus of management, or the Company's resources. Fee income from brokerage fees earned in originating and selling business leases and loans was $2,965 for the 1Q '07 Period versus $0 for the 1Q '06 Period.

Interest Income was $74,058 for the 1Q `07 Period as compared to $143,430 in the 1Q `06 Period. Interest income was derived mainly from notes receivable relating to receivables factoring and investments as well as interest from a debenture and notes that were subsequently traded on March 22, 2006 for stock in a Canadian subsidiary of the maker of the debentures. Dividend income was $7,159 for the 1Q `07 Period and $174,542 for the 1Q `06 Period. Dividend income is primarily derived from various investments in marketable securities. For the 1Q `07 Period, we recorded net trading gains from various investments in marketable securities in the amount of $3,285. Of the gains for the 1Q '07 Period, $1,453 were realized trading losses while $4,738 were unrealized trading gains. For the 1Q `06 Period, we recorded $133,773 in net trading losses, $464,674 in realized trading losses and $330,901 in unrealized trading gains. We actively trade marketable securities and consider trading to be a source of future revenue. The Company has taken steps to protect its portfolio with the use of put and call options to limit the risk of losses in the future, while maximizing upside potential.

We have not yet reached the size to benefit from separate office space and a dedicated staff. Our Company shares office space and certain administrative functions and staff with an affiliated company. Costs are allocated for these shared functions are based on an estimate of time usage.

Our operating expenses were $624,023 for the 1Q `07 Period as compared to $573,947 for the 1Q `06 Period.

 Salaries and Benefits were $106,538 for the 1Q '07 Period versus $83,561 for the 1Q `06 Period. The primary reason for the increase was the hiring of a part time CFO in the third quarter of our calendar year 2006, a new transaction principal in January of 2007 and an increase in salary to our CEO and another employee, less salaries allocated in prior quarters.

Professional fees were $60,764 in the 1Q `07 Period as compared to $151,737 for the 1Q `06 Period. The difference is primarily a result of legal fees incurred for our INII litigation in the first quarter of 2006.

Interest expense was $249,910 for the 1Q '07 Period and $297,848 for the 1Q `06 Period. Interest expense primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005 to fund INII and interest on our margin loan.

The Company was allocated overhead from an affiliate in the amount of $101,199 for the 1Q `07 Period as compared to $41,796 for the 1Q `06 Period. The increase in the overhead allocation is primarily due to the amount of due diligence expended on the INII transaction from members of our affiliate. No contractual arrangement exists between the two companies.

Liquidity and Capital Resources

Operating Activities

We incurred a net loss for the three months ended March 31, 2007 in the amount of $567,405. During the three months ended March 31, 2007, our operations used cash flow in the amount of $159,151. Our uses in operating cash flow was primarily by an increase in notes receivable ($178,921) an increase in amounts due from affiliates ($29,167) and an increase in prepaid expenses ($50,730). Cash flow from operating activities was generated primarily from a decrease in the value of our investments in marketable securities ($391,855) and an increase in accrued liabilities ($144,263).

Investing Activities

We realized $100,000 in proceeds from the sale of assets. The asset was included as a part of our investment in INII. A receivable for this asset was not recorded when our original investment in INII was made. The proceeds from the collection of this loan were charged to our investment in INII.

Financing Activities

For the three months ended March 31, 2007, there were no cash flows from financing activities.

The Company had working capital in the amount of $2,736,172 at March 31, 2007. Included in our working capital is $1,978,142 of short term notes receivable and $702,782 in investments in marketable securities. For the three months ended March 31, 2007 we made $175,000 of loans to two new clients.

Our cash flows for the periods are summarized below:


                                            Three Months Ended    Three Months Ended
                                              March 31, 2007        March 31, 2006
                                            ------------------    ------------------

Net cash provided (used) in
operating activities                        $         (159,151)   $          238,424

Net cash provided by investing activities   $          100,000    $                0
Net cash used in financing activities       $                0    $         (181,988)


Our cash decreased $59,151 since December 31, 2006.

Management believes the Company has adequate working capital and cash to be provided from operating activities to fund current levels of operations. We anticipate that our company will grow. As our business grows we believe that we will have to raise additional capital in the private debt and public equity markets to fund our investments.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements or guarantees of third party obligations at March 31, 2007.

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

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the material weaknesses described herein the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act. Because of our size, the Company shares its accounting staff with an affiliated company and is comprised of its part-time Chief Financial Officer, controller and data entry clerk. The controller and data entry clerk are considered contract employees whom also work for an affiliated company as contract employees. Our CFO is also an employee of an affiliate. Because of the structure of our staff, we have a failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain complex equity transactions were accounted for in accordance with generally accepted accounting principles.

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

Material Weaknesses Identified

In connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2006, our independent registered public accounting firm informed us that we have significant deficiencies constituting material weaknesses. As defined by the Public Company Accounting Oversight Board Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that result in there being more than a remote likelihood that a material misstatement in the annual or interim financial statements will not be prevented or detected. The material weaknesses identified by the auditor during the December 31, 2005 and 2006 audit were the lack of segregation of duties necessary to maintain proper checks and balances between functions and the lack of procedures to properly account for non-routine transactions and preparation of certain financial statement disclosures in accordance with U.S. GAAP. The absence of qualified full time accounting personnel was a contributing factor to the problems identified by the auditor. The specific circumstances giving rise to the weaknesses include utilizing the services of contract accountants on a part time basis in the absence of internal accounting personnel.

Further, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at March 31, 2007, the end of this reporting period..

Remediation Plan regarding the Material Weaknesses

The Company has taken the following steps to address the specific problems identified by the auditors:

      (1) Our affiliate has hired of a Chief Financial Officer and a contract part-time bookkeeper to allow us to properly implement the segregation of duties necessary to maintain checks and balances between accounting and Executive functions.

      (2) All non-routine transactions will be reviewed by our Chief Financial Officer and, contract controller before they are completed.

      (3) The Company will emphasize enhancement of the segregation of duties based on the limited resources the Company has, and, where practical, the Company will continue to access the cost versus benefit of adding additional resources that would mitigate the situation. Our Chief Financial Officer will monitor our accounting policies to assure proper accounting for financial derivatives and other unusual transactions on an ongoing basis.

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

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against the Nesrallahs, alleging, among other claims, breach of fiduciary duty to INII. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our agreement in lieu of foreclosure disclosed in our Current Report on Form 8-K filed on January 12, 2007. On March 31, 2007, management was successful in extending the letter of intent to May 4, 2007. As of the date of this filing, the agreement has expired in accordance with its terms. Management is attempting to obtain an extension of the expired agreement, but there can be no assurances that this will occur. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law, or of entering into a mutually agreeable settlement. We have reduced our investment by $350,000 in 2006 and an additional $100,000 in the first quarter of 2007 for proceeds from the sale of an asset. However, should the Company fail to prevail or settle its claims against the Seller's, the Company will be required to write down its entire investment of $9,437,959 in INII. Shareholders are cautioned that the loss of this investment could result in the complete failure of the Company and foreclosure of its remaining assets by its lender.

The Company from time to time may be involved in various other lawsuits and actions by third parties arising in the ordinary course of business. Unless noted elsewhere in this filing, management is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company's business, financial condition and results of operations.


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

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (A) Documents filed as a part of this report.

EXHIBIT 31.1 Officer's Certification Pursuant to Section 302

EXHIBIT 32.1 Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Current Reports filed on Form 8-K:

Item 7.01 Regulation FD disclosure as filed on January 12, 2007 an incorporated herein by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

 Date: May 14, 2007                      Natural Nutrition, Inc.
                                   (Formerly CSI Business Finance, Inc.)
                            ----------------------------------------------------
                                               (Registrant)

                                          /s/ Timothy J Connolly
                            ----------------------------------------------------
                                           Timothy J. Connolly
                                         Chief Executive Officer

                            ----------------------------------------------------

 Date: May 14, 2007                      Natural Nutrition, Inc.
                                   (Formerly CSI Business Finance, Inc.)
                            ----------------------------------------------------
                                               (Registrant)

                                           /s/ Wm Chris Mathers
                            ----------------------------------------------------
                                             Wm Chris Mathers
                                         Chief Financial Officer

                            ----------------------------------------------------