Form 10QSB
period 2007-06-30
Natural Nutrition Inc.
filed 2007-08-20
CIK 1070050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of our common stock at August 16, 2007 was 18,631,922.

Transitional Small Business Disclosure Format (check one): Yes:☐ No: ☒

  NATURAL NUTRITION, INC.
(Formerly CSI Business Finance, Inc.)
FORM 10-QSB

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of June 30, 2007 (Unaudited)	3
Condensed Consolidated Statements of Operations for the three months ended June 30, 2007 and 2006 (Unaudited)	4
Condensed Consolidated Statements of Operations for the six months ended June 30, 2007 and 2006 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7-16
Item 2. Management's Discussion and Analysis or Plan of Operation	16-20
Item 3. Controls and Procedures	21-22

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits	22
SIGNATURES	23

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURAL NUTRITION, INC. AND SUBSIDIARIES
(Formerly CSI Business Finance, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
June 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$1,906,199
Trade accounts receivable-net of $23,451 allowance for doubtful accounts	2,249,312
Notes receivable	1,946,221
Inventory-net of allowance of $248,555	2,526,807
Investment in marketable securities	362,000
Due from affiliate	874
Deferred finance costs	150,475
Prepaids, accrued interest and other accounts receivable	1,181,936
Total current assets	10,323,824

NONCURRENT ASSETS
Investments	25,000
Fixed assets, net	1,273,462
Intellectual property	4,271,126
Goodwill	8,524,483
Total noncurrent assets	14,094,071
TOTAL ASSETS	$24,417,895
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued liabilities and other current liabilities	$2,021,399
Taxes payable	2,242,652
Total current liabilities	4,264,051

NONCURRENT LIABILITIES
Convertible debenture payable--net of discount of $275,562	15,352,637
Convertible note payable--net of discount of $2,150,301	7,142,593
Derivative liabilities	4,113,613
Deferred taxes payable	937,522
Capital lease obligations and notes payable	161,813
Accrued interest payable	1,184,680
Total liabilities	33,156,909

COMMITMENTS AND CONTINGENCIES	-

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value; 10,000,000 shares authorized
Preferred stock Series A Convertible $0.01 par value;
100,000 shares authorized, 94,443 shares issued and outstanding and no
liquidation or redemption value	944
Common stock, par value $0.001; 10,000,000,000 shares
authorized; 18,631,922 issued and outstanding	18,632
Additional paid-in capital	267,338
Retained deficit	(9,077,339)
Accumulated other comprehensive income, foreign currency translation adjustment	51,411
Total shareholders' deficit	(8,739,014)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$24,417,895

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

NATURAL NUTRITION, INC. AND SUBSIDIARIES
(Formerly CSI Business Finance, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2007	2006
REVENUE
Sales revenue	$1,569,341	$-
Fee income	-	66,155
Trading gains	8,726	86,881
Dividends from marketable securities	1,310	71,893
Interest income from notes and debenture receivable	79,425	29,236
Total revenue	1,658,802	254,165

OPERATING EXPENSES
Cost of sales revenue	1,299,517	-
Selling, general and administrative expenses (2007 and 2006
include $48,522 and $69,861, respectively of expenses
allocated from an affiliated entity)	1,890,981	375,976
Total operating expenses	3,190,498	375,976
OPERATING LOSS	(1,531,696)	(121,811)

OTHER (INCOME) EXPENSE
Net change in fair value of derivative	2,722,184	(81,070)
Interest and other income	(7,719)	(16,976)
Interest expense	380,824	261,200
Total other (income) expense	3,095,289	163,154

Loss before provision for income taxes	(4,626,985)	(284,965)

INCOME TAX PROVISION	32,737	-
NET LOSS APPLICABLE TO COMMON SHARES	$(4,659,722)	$(284,965)

Net loss per share for basic and diluted	$(0.29)	$(0.05)

Weighted shares outstanding for basic and diluted	16,308,690	6,287,670

OTHER COMPREHENSIVE INCOME

NET LOSS	$(4,659,722)	$(284,965)

Foreign currency translation adjustment	51,411	-

COMPREHENSIVE LOSS	$(4,608,311)	$(284,965)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

NATURAL NUTRITION, INC. AND SUBSIDIARIES
(Formerly CSI Business Finance, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,
	2007	2006
REVENUE
Sales revenue	$1,569,341	$-
Lease income	-	39,684
Fee income	2,965	66,155
Trading gains (losses)	12,011	(46,892)
Dividends from marketable securities	8,469	246,435
Interest income from notes and debenture receivable	153,483	172,666
Total revenue	1,746,269	478,048

OPERATING EXPENSES
Cost of sales revenue	1,299,517	-
Selling, general and administrative expenses (2007 and 2006
include $149,721 and $136,404, respectively of expenses
allocated from an affiliated entity)	2,265,094	699,335
Total operating expenses	3,564,611	699,335
OPERATING LOSS	(1,818,342)	(221,287)

OTHER (INCOME) EXPENSE
Net change in fair value of derivative	2,762,552	(63,812)
Loss on extinguishment of debenture receivable	-	639
Interest and other income	(17,238)	(28,235)
Interest expense	630,734	536,188
Total other expense	3,376,048	444,780

Loss before provision for income taxes	(5,194,390)	(666,067)

INCOME TAX PROVISION	32,737	-
NET LOSS APPLICABLE TO COMMON SHARES	$(5,227,127)	$(666,067)

Net loss per share for basic and diluted	$(0.36)	$(0.11)

Weighted shares outstanding for basic and diluted	14,447,642	6,287,670

OTHER COMPREHENSIVE LOSS

NET LOSS	$(5,227,127)	$(666,067)

Foreign currency translation adjustment	51,411	-

COMPREHENSIVE LOSS	$(5,175,716)	$(666,067)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

NATURAL NUTRITION, INC. AND SUBSIDIARIES
(Formerly CSI Business Finance, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,227,127)	$(666,067)
Adjustment to reconcile net income to net cash
provided by (used in) operating activities	5,141,221	1,061,064

Net cash provided by (used in) operating activities	(85,906)	394,997

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	609,022	-
Sale of asset	100,000	-
Net cash provided by investing activities	709,022	-
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note, net	1,070,910	-
Payments on capital lease obligations	(7,491)	-
Payments on notes payable to affiliate	-	(344,282)
Net cash provided by (used in) financing activities	1,063,419	(344,282)

EFFECT OF EXCHANGE RATE CHANGE ON CASH	70,973	-

NET CHANGE IN CASH	1,757,508	50,715
CASH, BEGINNING OF PERIOD	148,691	204,243
CASH, END OF PERIOD	$1,906,199	$254,958

SUPPLEMENTAL INFORMATION
Interest paid	$710	$73,544
Taxes paid	$-	$-
Purchase of INII:
Fair value of assets acquired	$19,184,506	$-
Liabilities assumed	$4,720,596	$-
Discount on convertible note	$2,185,159	$-
Embedded derivative and warrant liability	$1,180,870	$-
Non-cash portion of convertible note payable	$8,221,964	$-
Deferred finance costs	$153,000	$-
Exchange of certain receivable for common stock:
Common stock acquired	$-	$9,887,959
Debentures and notes receivable exchanged	$-	$9,609,283
Accrued interest receivable exchanged	$-	$278,676

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Natural Nutrition, Inc. and Subsidiaries
(Formerly CSI Business Finance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Our Condensed Consolidated Balance Sheet as of June 30, 2007, the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and June 30, 2006, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and June 30, 2006 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation of Natural Nutrition, Inc. (the “Company”) and Subsidiaries. The results for the six months are not necessarily indicative of the results expected for the year.

Footnotes number 2 and 6 through 11 and number 13 refer to our Canadian subsidiary only.

As used herein, the “Company”, “management”, “we”, “our” refers to Natural Nutrition, Inc., or Natural Nutrition, Inc. together with its subsidiaries. The Company's fiscal year ends on December 31st.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. The unaudited Condensed Consolidated Financial Statements and the notes thereto in this report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “10-KSB”).

Natural Nutrition, Inc. (the “Company”), formerly CSI Business Finance, Inc., formerly Health Express USA, Inc., was incorporated in Florida on July 2, 1998. On August 25, 2005, the Company completed the closing of that certain Share Exchange Agreement, by and between the Company, CSI Business Finance, Inc., a Texas corporation and now wholly-owned subsidiary of the Company herein referred to as ("CSI") and the shareholder of CSI (the "CSI Shareholder").

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

 Change in Accounting Principle for Registration Payment Arrangements.

In December 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position on No. EITF 00-19-2, Accounting for Registration Payment Arrangements (“FSP EITF 00-19-2”). FSP EITF 00-19-2 provides that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement should be separately recognized and measured in accordance with Statement of Financial Accounting Standards (“FAS”) No. 5, Accounting for Contingencies, which provides that loss contingencies should be recognized as liabilities if they are probable and can be reasonably estimated. Subsequent to the adoption of FSP EITF 00-19-2, any changes in the carrying amount of the contingent liability will result in a gain or loss that will be recognized in the consolidated statement of operations in the period the changes occur. The guidance in FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of FSP EITF 00-19-2. For registration payment arrangements and financial instruments subject to those arrangement that were entered into prior to the issuance of FSP EITF 00-19-2, this guidance is effective for our consolidated financial statements issued for the year beginning January 1, 2007, and interim periods within that year.

On January 1, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our September 2005 financing (the “September 2005 Registration Payment Arrangement”). As of January 1, 2007 and June 30, 2007, management determined that it was not probable that we would have any payment obligation under the September 2005 Registration Payment Arrangement; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the comparative condensed consolidated financial statements of prior periods have been adjusted to apply the new method prospectively.

We adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our May 2007 financing (the “May 2007 Registration Payment Arrangement”). As of June 30, 2007, management determined that it was not probable that we would have any payment obligation under the May 2007 Registration Payment Arrangement; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the comparative condensed consolidated financial statements of prior periods have been adjusted to apply the new method prospectively.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories	Labels, packaging and raw materials are stated at the lower of cost or market. Cost is determined using the moving average cost method.

Finished goods are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Advertising Costs
Advertising costs, including cooperative advertising payments to retailers, are charged to expense in the period that the advertising first takes place. Advertising costs for the one month ended June 30, 2007 was $2,324.

Shipping Costs
Shipping costs associated with the distribution of finished product to our customers are recorded as selling, general and administrative expense and are recognized when the related finished product is shipped to the customer. Shipping costs for the one month ended June 30, 2007 was $13,144.

Research and Development	All expenditures for research and development are charged against earnings in the year incurred.

Intangible Assets
Intangible assets consist of customer relations, trade secrets and goodwill. Customer relations and trade secrets are being amortized over 8 and 6 years, respectively. Goodwill has an indefinite life and is carried at cost. The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. An impairment loss would be recognized when fair value is less than the carrying amount of the intangible, measured as the excess of the carrying amount of the intangible over its fair value.

Income Taxes
Deferred tax assets and liabilities are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities, applying enacted statutory tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.

Property and Equipment	Property and equipment are recorded at cost. Depreciation is based on the estimated useful life of the asset and is provided as follows:

Manufacturing equipment	7 years	straight line
Furniture and office equipment	5 years	straight line
Computer equipment	7 months	straight line
Computer software	7 months	straight line
Leasehold improvements	10 years	straight line

One-half of the above rates is used in the year of acquisition.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the operation and disposition of the assets are less than the carrying amount of the assets. Measurement of an impairment loss would be based on the excess of the carrying amount of the assets over their fair value. Fair value is measured using discounted cash flows or independent appraisals as appropriate.

Revenue recognition	The Company's revenue recognition policies are in compliance with Staff Accounting Bulletin 104. Revenue is recognized upon acceptance of the shipment by the customer, no other significant obligation of the Company exists and collectibility is reasonably assured.

Foreign Exchange
Our wholly owned subsidiary, INII, considers the Canadian currency as its functional currency. The results of operations are translated in U.S. dollars using average exchange rates for the periods presented. Assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, and differences from historical exchange rates are reflected within accumulated other comprehensive income in shareholders' equity as foreign currency translation adjustments.

NOTE 3. INCOME (LOSS) PER COMMON SHARE AND STOCK BASED COMPENSATION

Net Income (Loss) Per Common Share

In accordance with SFAS No. 128, "Earnings per Share", basic earnings per share are computed based on the weighted average shares of common stock outstanding during the periods.  Diluted earnings per share are computed based on the weighted average shares of common stock plus the assumed issuance of common stock for all potentially dilutive securities.

Our basic and diluted shares used to compute loss per common share amounts are the same for both the three months and six months ended June 30, 2007 and June 30, 2006. Since we had a net loss for the three and six months ended June 30, 2007 and June 30, 2006, the assumed exercise of stock options and the conversion of the Series A Preferred Stock and secured convertible debentures outstanding as of June 30, 2007 and June 30, 2006 would be anti-dilutive.

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

NOTE 4 - PURCHASE OF INTERACTIVE NUTRITION INTERNATIONAL, INC.

Effective May 31, 2007, Natural Nutrition, Inc., a Nevada corporation (the “Company”) closed on a purchase agreement (the “Purchase Agreement”) with Nesracorp. Inc., a company organized under the laws of Canada (the “Vendor”) pursuant to which the Company purchased from the Vendor, and the Vendor sold, assigned transferred and conveyed to the Company, all of Vendor’s right, title, benefit and interest in (a) all of the then outstanding principal and interest accrued thereon (the “Indebtedness”) owed to the Vendor by Interactive Nutrition International, Inc. (“INII”), a company organized under the laws of Canada and a wholly-owned subsidiary of the Company, under a promissory note in the original principal amount of Fifteen Million Canadian Dollars (Cdn$15,000,000) issued (in part) by INII to the Vendor on March 31, 2004 (the “Subsidiary Note”) and (b) a general security agreement, of even date with the Subsidiary Note, and a share pledge agreement, of even date with the Subsidiary Note, both granted concurrently by INII and its shareholder, the Company (as successor in interest to the now defunct Bio One Corporation) in connection with the Indebtedness (together, both instruments are hereinafter referred to as the “Security”) for a purchase price equal to (i) Seven Million Six Hundred Fifty Thousand Canadian Dollars (Cdn$7,650,000) and (ii) the execution by the Company of that certain Mutual Release.  The Company and the Vendor entered into an Assignment and Conveyance (“Assignment”), of even date with the Purchase Agreement, in order to properly effectuate the assignment by the Vendor to the Company of all of the right, title, benefit and interest in and to the Purchased Assets (as defined therein), which such Purchased Assets include, without limitation, the Indebtedness, the Security and all loan, security and other documentation relating to the Indebtedness and the Security purchased under the Purchase Agreement.  The Company and the Vendor executed the Purchase Agreement, the Mutual Release and the Assignment on May 25, 2007, however they closed the transactions upon the execution of the SPA (as defined and discussed herein below) on May 31, 2007.

On May 31, 2007, the Company entered into a securities purchase agreement (the “SPA”) with Cornell Capital Partners, LP (the “Investor”) pursuant to which the Company sold to the Investor, and the Investor purchased from the Company, a secured convertible promissory note (the “Note”) in the principal amount of Nine Million Two Hundred Ninety-Two Thousand Eight Hundred Ninety-Four United States Dollars (US$9,292,894), the proceeds of which shall be used by the Company to finance the consideration paid by the Company to the Vendor in connection with the Purchase Agreement and Assignment (as discussed herein above) and for other general corporate purposes.

The Note shall accrue interest at a rate equal to twelve percent (12%) per annum, except that from and after the occurrence and during the continuance of an Event of Default (as defined in the Note), the interest rate shall be increased to eighteen percent (18%). The Note shall mature, unless extended by the holder, upon the earlier of (i) June 1, 2012, (ii) the consummation of a Change of Control (as defined in the Note) and (iii) the occurrence of an Event of Default or any event that with the passage of time and the failure to cure would result in an Event of Default. The Company may prepay the Note at any time upon not less than thirty (30) days prior written notice to the holder; provided, that any such prepayments shall applied first to unpaid late charges on principal and interest, if any, then to unpaid interest and then unpaid principal thereon. Furthermore, the Note shall be convertible into fully paid and nonassessable shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the holder’s discretion, at a conversion rate to be determined by dividing the amount to be converted by the lesser or (x) $0.05, subject to adjustment as provided herein and (y) eighty percent (80%) of the lowest daily weighted average price of the Company’s common stock, par value $0.001 per share (“Common Stock”) during the five (5) trading days immediately preceding the conversion date. The Company shall not effect any conversion, and the holder of shall not have the right to convert any portion of the Note to the extent that after giving effect to such conversion, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

All payments due under the Note shall be senior to all other Indebtedness (as defined in the Note) of the Company and its subsidiaries other than certain Permitted Indebtedness (as defined in the Note). So long as the Note is outstanding, the Company shall not, and the Company shall not permit any of its subsidiaries to, directly or indirectly (a) incur or guarantee, assume or suffer to exist any Indebtedness, other than (i) the Indebtedness evidenced by the Note and the Subsidiary Note and (ii) other Permitted Indebtedness, (b) allow or suffer to exist any mortgage, lien, pledge, charge, security interest or other encumbrance upon or in any property or assets (including accounts and contract rights) owned by the Company or any of its subsidiaries other than certain permitted liens, (c) redeem, defease, repurchase, repay or make any payments in respect of, by the payment of cash or cash equivalents (in whole or in part, whether by way of open market purchases, tender offers, private transactions or otherwise), all or any portion of any Permitted Indebtedness, whether by way of payment in respect of principal of (or premium, if any) or interest on, such Indebtedness if at the time such payment is due or is otherwise made or, after giving effect to such payment: (i) an event constituting an Event of Default has occurred and is continuing; or (ii) an event that with the passage of time and without being cured would constitute an Event of Default has occurred and is continuing; or (iii) make any payments to Turnaround Partners, Inc. (“TAP”), Corporate Strategies, Inc. (“CSI”) or any of their members, partners, employees, stockholders, or any of their respective affiliates, except (1) with the prior consent of the holder, (2) pursuant to either the Zeidman Agreement (as defined herein below) or that certain Connolly Agreement (as defined herein below), (3) reasonable rent and overhead charges allocable to the Company in respect of shared space with CSI, (4) so long as Mr. Timothy J. Connolly (“Mr. Connolly”) is serving as CEO of the Company, the reimbursement to Mr. Connolly for all direct expenses incurred by Mr. Connolly in connection with such service and (5) payments by CSI Business Finance, Inc., the Texas corporation and wholly-owned subsidiary of the Company (“CSIBF”) to Mr. Connolly for compensation payable to Mr. Connolly solely out of cash generated from CSIBF’s operations.

Until the Note has been converted, redeemed or otherwise satisfied in full in accordance with its terms, the Company shall not, directly or indirectly, redeem, repurchase, or declare or pay any cash dividend or distribution on, its capital stock without the prior express written consent of the holder or, dissolve, liquidate, consolidate with or into another person, or dispose of or otherwise transfer (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any person or acquire any assets or business or any interest in any person or entity in excess of One Hundred Thousand United States Dollars (US$100,000), except for purchases of inventory, raw materials and equipment in the ordinary course of business. So long as the Note is outstanding, for each accounting period identified on Exhibit C to the Note, the Company shall maintain EBITDA for such accounting period which equals or exceeds the applicable EBITDA threshold for such accounting period.

In connection with the SPA, the Company also issued to the Investor warrants to purchase, in Investor’s sole discretion, Sixty-Two Million Five Hundred Eight Thousand One Hundred Seventy-Nine (62,508,179) shares of Common Stock at a price of $0.01 per share (the “Warrant”). So long as the Company is in default under any of the Transaction Documents (as defined in the SPA) or the shares underlying the Warrant are not subject to an effective registration statement, the holder may, in its sole discretion during such time, exercise the Warrant in whole or in part and, in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the Aggregate Exercise Price (as defined in the Warrant), elect instead to receive upon such exercise the net number of shares of Common Stock determined according to a specified formula set forth in the Warrant. The Company shall not effect the exercise of the Warrant, and the holder shall not have the right to exercise the Warrant, to the extent that after giving effect to such exercise, such person (together with such person’s affiliates) would beneficially own in excess of 4.99% of the shares of Common Stock outstanding immediately after giving effect to such exercise.

Contemporaneously with the execution and delivery of the SPA, the Company and the Investor executed and delivered a registration rights agreement (the “RRA”) pursuant to which the Company shall provide certain registration rights to Investor with respect to the Registrable Securities (as defined in the RRA) under the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder, and applicable state securities laws. Specifically, if the Company shall receive at any time and from time to time after the aggregate principal amount of the Note is below One Million Five Hundred Thousand United States Dollars (US$1,500,000) in whatever form, including without limitation, the reduction of the outstanding balance by conversions by the Investor into shares of Common Stock or cash payments by the Company, a written request from the holders of at least fifty percent (50%) of the Registrable Securities then outstanding, that the Company file with the U.S. Securities and Exchange Commission (“SEC”) a registration statement covering the resale of the Registrable Securities, then the Company shall, within thirty (30) days of the receipt thereof, provide written notice of such request to all other holders of Registrable Securities, if any, and file with the SEC such registration statement, as soon as practicable, following receipt of the registration request. The registration statement shall register for resale at least thirty-three percent (33%) of the Company’s market capitalization based on the Company’s shares of Common Stock issued and outstanding and market price of the Company’s shares of Common Stock at the time of the registration request less any shares of Common Stock held by affiliates of the Company, or such greater amount as the Company in good faith believes the SEC may permit to be registered. The Company shall use its best efforts to have the registration statement declared effective by the SEC no later than such date as follows: (i) in the event that the registration statement is not subject to a review by the SEC, sixty (60) calendar days after the date of the registration request or (ii) in the event that the registration statement is subject to a review by the SEC, one hundred twenty (120) calendar days after the date of the registration request.

In connection with the SPA, the Company and the Investor also entered into an amended and restated security agreement, of even date with the SPA (the “2007 Security Agreement”), pursuant to which the Company amended and restated that certain Security Agreement, dated September 9, 2005 (the “2005 Security Agreement”), to secure within the definition of “Obligations” as previously defined under the 2005 Security Agreement, those obligations of the Company under the SPA, the Note and the Transaction Documents (as defined in the SPA). The Company and the Investor also entered into a securities pledge agreement, of even date with the SPA (the “2007 Pledge Agreement”), in order for the Company to pledge that certain Pledged Property (as defined therein), which includes the Subsidiary Note, to secure its obligations under the SPA, the Note and the Transaction Documents (as defined in the SPA).

In connection with the SPA, the Company, the Investor and Mr. Timothy J. Connolly, acting on behalf of CSI, entered into an agreement, of even date with the SPA (the “Connolly Agreement”), pursuant to which the Company granted to Mr. Connolly, on behalf of CSI, shares representing ten percent (10%) of the common stock of INII (the “INII Stock”) outstanding as of the date of the Agreement as compensation for management services performed by CSI to the Company. Such grant vested and the INII Stock has been deemed fully earned as of the date of the Agreement. As a condition to this grant, Mr. Connolly entered into a lock-up agreement and a securities pledge agreement with the Investor, whereby Mr. Connolly pledged the INII Stock as collateral to secure all obligations owed by the Company to the Investor.

In connection with the SPA, the Company entered into a five (5) year employment agreement with Mr. Fred Zeidman pursuant to which Mr. Zeidman shall serve as a non-executive Chairman of the Board (the “Zeidman Agreement”). In consideration for his services, Mr. Zeidman shall receive, as compensation for all services rendered by Mr. Zeidman in performance of his duties or obligations under the Zeidman Agreement, a monthly base salary of Twelve Thousand Five Hundred United States Dollars (US$12,500). In addition to a base salary, Mr. Zeidman shall also have the right to receive an incentive fee equal to up to ten percent (10%) of the Net Proceeds (as defined therein) of the Sale (as defined therein) of INII. This bonus shall incrementally vest twenty percent (20%) per year on the anniversary date of the Zeidman Agreement, so long as (A) Mr. Zeidman’s employment with the Company has not terminated as of the applicable vesting date and (B) the actual financial results of INII for the twelve (12) month period prior to the applicable vesting date are not less than ninety percent (90%) of the pro forma EBITDA results of INII attached to the Zeidman Agreement as Exhibit A; provided that upon a Sale prior to the fifth (5th) anniversary of the commencement date, so long as Mr. Zeidman’s employment has not terminated prior to such Sale, then the remaining part of the bonus shall vest upon the consummation of such Sale. Mr. Zeidman is also entitled to be reimbursed by the Company for all reasonable and necessary expenses incurred by Mr. Zeidman in carrying out his duties under the Zeidman Agreement in accordance with the Company’s standard policies regarding such reimbursements. Mr. Zeidman is also entitled during the term of the Zeidman Agreement, upon satisfaction of all eligibility requirements, if any, to participate in all health, dental, disability, life insurance and other benefit programs now or hereafter established by the Company which cover substantially all other of the Company’s employees and shall receive such other benefits as may be approved from time to time by the Company.

Since the acquisition was completed on May 31, 2007, only the period from June 1 through June 30, 2007 is included in our three and six months results of operations ending June 30, 2007.

The following unaudited pro forma financial information presents the consolidated results of operations for the six months ended June 30, 2007, as if the acquisition had occurred on January 1, 2007, after giving effect to certain adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during this period.

	Six months ended June 30,
	2007	2006
		(Unaudited)

Net sales	$8,617,288	$8,140,371
Net loss	$(4,994,351)	$(1,432,959)
Weighted average number of common shares outstanding	14,447,642	6,287,670
Income per common share - basic and diluted	$(0.35)	$(0.23)

NOTE 5 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE AND DERIVATIVE FINANCIAL INSTRUMENTS

Effective September 9, 2005, the Company issued a secured convertible debenture (the "Debenture") to Cornell Capital Partners, LP in the amount of $15,635,199. Effective May 31, 2007, the convertible debenture was renegotiated and the due date was extended until June 1, 2012 and the fixed conversion price was reset. All other terms and conditions remained the same. The notes bear interest at 5%, which is accrued until maturity on June 1, 2012. The note is convertible, at the option of the holders, into common stock of the Company at a price of $0.012 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion prices may be adjusted downward to a lower price per share based on the average of the three lowest closing prices for the five trading days prior to conversion. The Holder has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 4.99% of the outstanding stock. The Company has the right to repurchase the Notes at 106% of the face amount.

On May 31, 2007, the Company entered into a securities purchase agreement (the “SPA”) with Cornell Capital Partners, LP (the “Investor”) pursuant to which the Company sold to the Investor, and the Investor purchased from the Company, a secured convertible promissory note (the “Note”) in the principal amount of Nine Million Two Hundred Ninety-Two Thousand Eight Hundred Ninety-Four United States Dollars (US$9,292,894), the proceeds of which shall be used by the Company to finance the consideration paid by the Company to the Vendor in connection with the Purchase Agreement and Assignment (as discussed herein above) and for other general corporate purposes.

The Note shall accrue interest at a rate equal to twelve percent (12%) per annum, except that from and after the occurrence and during the continuance of an Event of Default (as defined in the Note), the interest rate shall be increased to eighteen percent (18%). The Note shall mature, unless extended by the holder, upon the earlier of (i) June 1, 2012, (ii) the consummation of a Change of Control (as defined in the Note) and (iii) the occurrence of an Event of Default or any event that with the passage of time and the failure to cure would result in an Event of Default. The Company may prepay the Note at any time upon not less than thirty (30) days prior written notice to the holder; provided, that any such prepayments shall applied first to unpaid late charges on principal and interest, if any, then to unpaid interest and then unpaid principal thereon. Furthermore, the Note shall be convertible into fully paid and nonassessable shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the holder’s discretion, at a conversion rate to be determined by dividing the amount to be converted by the lesser or (x) $0.05, subject to adjustment as provided herein and (y) eighty percent (80%) of the lowest daily weighted average price of the Company’s common stock, par value $0.001 per share (“Common Stock”) during the five (5) trading days immediately preceding the conversion date. The Company shall not effect any conversion, and the holder of shall not have the right to convert any portion of the Note to the extent that after giving effect to such conversion, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

The derivatives from the debenture and note payable have been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock."

The Company has determined that the following instruments have derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

Cornell Debenture Payable issued 9/9/05 in the face amount of $15,635,199

Cornell Note Payable issued 5/31/07 in the face amount of $9,292,894

The Company has identified that the above debenture and note have embedded derivatives. These embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with EITF 00-19. When multiple derivatives exist within the Convertible Debentures, they have been bundled together as a single hybrid compound instrument in accordance with SFAS No. 133 Derivatives Implementation Group Implementation Issue No. B-15, "Embedded Derivatives: Separate Accounting for Multiple Derivative Features Embedded in a Single Hybrid Instrument."

The embedded derivatives within the Convertible Debenture and Note have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivatives." The Company has utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value model utilized to value the various embedded derivatives in the Convertible Debenture and Note, comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Convertible Debenture, such as the risk-free interest rate, expected Issuer stock price and volatility, likelihood of conversion and or redemption, and likelihood default status.

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

The conversion feature, reset provision and the Company’s optional early redemption right to the debenture payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $413,603 at September 9, 2005. As of May 31, 2007, the maturity date of the Cornell debenture dated September 9, 2005 was extended to June 1, 2012 and the fixed conversion price was reset to $0.012. This modification of the debt was tested under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments and EITF 06-06, Debtors Accounting for a Modification (or Exchange) of Convertible Debt Instruments to determine if an extinguishment had occurred. The Company’s third party valuation firm determined that the debt was not extinguished, so no gain or loss was recorded. The compound embedded derivative was valued at $550,749 at June 30, 2007 using the same methodology. For the period since December 31, 2006 through June 30, 2007, the change in fair value of the derivative liability was an increase of $380,558, which has been classified as net change in fair value of derivative.

The above compound embedded derivative plus the loan costs paid the lender in the amount of $687,832 are recorded as a discount against the notional carrying amount of the debenture payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $112,026 at June 30, 2007 and $64,526 at June 30, 2006.

The conversion feature, reset provision and the Company’s optional early redemption right to the note payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $554,080 at May 31, 2007. Using the same methodology, the single compound embedded derivative liability was valued at $1,924,935 at June 30, 2007. For the period since May 31, 2007 through June 30, 2007, the change in fair value of the derivative liability was an increase of $1,370,854, which has been classified as net change in fair value of derivative.

In addition to the above, the Company issued warrants that resulted in a warrant derivative liability. This warrant derivative liability using the Black-Sholes Option Pricing Model, was initially fair valued at $626,790 at May 31, 2007. Using the same methodology, the warrant derivative liability was valued at $1,637,930 at June 30, 2007. For the period since May 31, 2007 through June 30, 2007, the change in fair value of the derivative liability was an increase of $1,011,140, which has been classified as net change in fair value of derivative. The significant assumptions for the Black-Sholes Option Pricing Model at June 30, 2007 was the current stock price, 0% dividend yield, a risk free interest rate of 4.56% and a 350% volatility.

The above compound embedded derivative plus the warrant derivative plus the loan costs paid the lender in the amount of $1,004,289 are recorded as a discount against the notional carrying amount of the note payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $37,383 at June 30, 2007 and $0 at June 30, 2006.

The significant assumptions for Natural Nutrition’s debenture and note utilized in valuing the embedded derivatives as of June 30, 2007:

•	The stock price would increase at the cost of equity with a short-term volatility of 200%

•	Registration default would occur only 5% of the time

•	Other forms of default would occur 5% of the time, increasing .3% per quarter

•	Alternative financing would be available starting at 0%, increasing 5% per quarter to a maximum of 20%

•	Common Shares outstanding would increase 1% per quarter

•	Exercise pricing reset events would occur 5% of the time with an adjustment factor to the warrant exercise price of 0.9922

•	Quarterly conversions of the debentures would be limited to the lessor of 4.99% of the outstanding stock or 25% of the average 22-day trading volume.

NOTE 6 - INVENTORIES:

Inventories consist of the following:

Raw materials	$1,764,114
Packaging materials	598,462
Marketing materials	109,787
Finished goods	54,444
Total	$2,526,807

NOTE 7 - PROPERTY AND EQUIPMENT

	June 30, 2007
	Cost	Accumulated Depreciation

Manufacturing equipment	$925,056	$11,013
Furniture and office equipment	56,064	934
Computer equipment	18,688	2,670
Computer software	18,688	2,670
Leasehold improvements	270,976	2,258

	$1,289,472	$19,545

Property and equipment include manufacturing equipment and furniture and fixtures held under capital leases. These capital leases are depreciated under the Company’s normal depreciation schedule. Depreciation expense for the one month period ending June 30, 2007 for our Canadian subsidiary was $19,545.

NOTE 8 - INTELLICUTUAL PROPERTY AND GOODWILL

	June 30, 2007
	Cost	Accumulated Amortization

Trade secrets	$1,106,654	15,370
Customer relations	3,213,314	33,472
Goodwill	8,524,483	-

	$12,844,451	$48,842

Goodwill was recorded in connection with the purchase of our Canadian subsidiary. The amortization of intangibles for the one month period ending June 30, 2007 for our Canadian subsidiary was $48,842.

NOTE 9 - LONG-TERM DEBT AND CAPITAL LEASES

The Company has long-term debt payable to the Canadian subsidiaries landlord for leasehold improvements. The note is payable in monthly installment of $1,013. The balance at June 30, 2007 is $24,701.

The Company has capital lease obligations with a remaining term of approximately four and one-half years. The imputed interest ranges from 7.48% to 9.75%. The balance on these capital lease obligations at June 30, 2007 is $137,112.

NOTE 10 - CANADIAN INCOME TAXES

The current taxes payable, non-current deferred taxes payable and the income tax provisions in the statement of operations belongs to our Canadian subsidiary. The current income tax expense differs from the amount calculated using Canadian statutory provincial and federal rates applied to the accounting net income due to the cumulative eligible capital deduction for taxes.

The significant temporary differences that give rise to deferred tax liabilities are property and equipment and intangible assets.

NOTE 11 - CONCENTRATION AND RISKS

Market Risks

As part of the ongoing business operations, the Company is exposed to market risks such as foreign currency exchange rates, commodity prices and concentration risks.

Foreign Exchange Transaction Risk

The Company is exposed to fluctuations in foreign currency cash flows related primarily to third-party purchases and sales. The primary Canadian dollar exchange rate exposure is with the U.S. dollar.

Commodity Price Risk

The Company is exposed to price fluctuations primarily as a result of anticipated purchases of ingredients. The principal raw material that is used in the manufacturing of products is whey protein. Recently the price of whey has increased significantly, and may adversely affect the Canadian subsidiary’s historic margins.

Credit Risk

At June 30, 2007, one customer account made up approximately 64% of the total trade accounts receivable balance.

Concentration Risk

Sales to the largest customer for this reporting period accounted for approximately 58% of total sales for the month of June 30, 2007.

NOTE 12 - SEGMENT REPORTING

Our company has two business segments: business services (which consist of lending services) and manufacturing and sales of nutritional products through our wholly owned subsidiary, Interactive Nutrition International, Inc.

The Company's operations are conducted in the United States and Ottawa, Ontario, Canada.

	Business	Nutritional
	Services	Products

Six months ended June 30, 2007
Revenue	$176,928	$1,569,341
Income (loss) before income tax	(5,243,111)	48,721
Segment assets	4,173,072	20,244,823

Six months ended June 30, 2006
Revenue	$478,048	$-
Loss before income tax	(666,067)	-
Segment assets	16,379,407	-

NOTE 13 - COMMITMENTS

The Company leases its building and warehouse at a current minimum annual cost of $272,784. The Company is also responsible for its share of property tax, maintenance and utility costs on the warehouse lease. The leases expire on April 30, 2009.

Future minimum payments under the building and warehouse leases described above, on a fiscal year basis are as follows:

2007	$131,062
2008	266,485
2009	88,828

$486,375

NOTE 14 - RELATED PARTY TRANSACTIONS

We realized an expense of $889,804 for the three and six months ended June 30, 2007 for consulting services provided by an affiliated company, Turnaround Partners, Inc., for the acquisition of INII. This amount represents a one time fee only. The Company and Turnaround Partners, Inc. are separate public entities that are under common control.

NOTE 15 - COMMON STOCK

During the first 6 months of this year, we have issued 6,513,259 new shares of common stock. We issued 5,666,667 shares to officers and directors from our 2006 Stock Incentive Plan while the remaining 846,592 were issued to two separate companies for consulting services.

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

 The forward-looking statements contained in this report speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Natural Nutrition, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our annual report filed on Form 10-KSB and in our future periodic reports filed with the SEC. The following M,D&A should be read in conjunction with these unaudited Condensed Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein, and in conjunction with our audited financial statements, together with footnotes and the M,D&A, in our 2006 annual report filed on Form 10-KSB with the Securities Exchange Commission (the “SEC”).

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

All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to our settlement of the litigation related to INII, and our takeover of control of those operations, our Company, through our operating subsidiary, primarily generated cash and revenue from financing and investing activities. To date these activities have included equipment leasing, factoring, loan brokerage activities earned in originating and selling business leases, providing short term secured lending, and investing in marketable securities. Competition for the services we provide comes mainly from financial institutions that provide factoring services, equipment leases and small business loans, many of which have substantially more capital resources than our Company.

Management of the Company mitigates its risk in lending by securing loans with pledged assets (collateral) that, when liquidated, have a reasonable probability of realizing proceeds that would retire the liability. In some instances, we obtain personal guarantees from individuals of net worth which are adequate to repay the liability in the event of default. Additionally, in the example of public company finance, we utilize conversion features at a substantial discount to the market in the event of default that would enable us to realize adequate proceeds from the sale of the borrower's stock to repay the liability to the Company. Over the long term, management will be concentrating its efforts on growing the business of INII, our largest asset.

Effective May 31, 2007, Natural Nutrition, Inc., a Nevada corporation (the “Company”) closed on a purchase agreement (the “Purchase Agreement”) with Nesracorp. Inc., a company organized under the laws of Canada (the “Vendor”) pursuant to which the Company purchased from the Vendor, and the Vendor sold, assigned transferred and conveyed to the Company, all of Vendor’s right, title, benefit and interest in (a) all of the then outstanding principal and interest accrued thereon (the “Indebtedness”) owed to the Vendor by Interactive Nutrition International, Inc. (“INII”), a company organized under the laws of Canada and a wholly-owned subsidiary of the Company, under a promissory note in the original principal amount of Fifteen Million Canadian Dollars (Cdn$15,000,000) issued (in part) by INII to the Vendor on March 31, 2004 (the “Subsidiary Note”) and (b) a general security agreement, of even date with the Subsidiary Note, and a share pledge agreement, of even date with the Subsidiary Note, both granted concurrently by INII and its shareholder, the Company (as successor in interest to the now defunct Bio One Corporation) in connection with the Indebtedness (together, both instruments are hereinafter referred to as the “Security”) for a purchase price equal to (i) Seven Million Six Hundred Fifty Thousand Canadian Dollars (Cdn$7,650,000) and (ii) the execution by the Company of that certain Mutual Release.  The Company and the Vendor entered into an Assignment and Conveyance (“Assignment”), of even date with the Purchase Agreement, in order to properly effectuate the assignment by the Vendor to the Company of all of the right, title, benefit and interest in and to the Purchased Assets (as defined therein), which such Purchased Assets include, without limitation, the Indebtedness, the Security and all loan, security and other documentation relating to the Indebtedness and the Security purchased under the Purchase Agreement.  The Company and the Vendor executed the Purchase Agreement, the Mutual Release and the Assignment on May 25, 2007, however they closed the transactions upon the execution of the SPA on May 31, 2007.

INII manufactures quality sport nutrition and health food products.

Recent Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”) , to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements . An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS 159 on the consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 and June 30, 2006

Interactive Nutrition International, Inc. (“INII”) was acquired by us on May 31, 2007. Accordingly, the results of operations for INII include only the one month ended June 30, 2007.

Sales revenue for the month of June 2007 was $1,569,341. This revenue was generated from sales of nutritional products from INII.

Fee income from brokerage fees earned in originating and selling business leases and loans was $0 for the three months ended June 30, 2007 versus $66,155 for the three months ended June 30, 2006. We may continue to seek lending opportunities to generate fee income in the future, however, this is not the primary focus of management, or the Company’s resources.

Interest Income was $79,425 for the three months ended June 30, 2007 as compared to $29,236 for the three months ended June 30, 2006. Interest income was derived mainly from notes receivable relating to investments as well as interest from a debenture and notes that were subsequently traded on March 22, 2006 for stock in a Canadian subsidiary of the maker of the debentures. Dividend income was $1,310 for the three months ended June 30, 2007 and $71,893 for the three months ended June 30, 2006. Dividend income is primarily derived from various investments in marketable securities. For the three months ended June 30, 2007, we recorded net trading gains from various investments in marketable securities in the amount of $8,726. For the three months ended June 30, 2006, we recorded $86,881in net trading gains.

Cost of goods sold, selling, general and administrative expenses and other income and expenses.

INII

Cost of sales for our revenue in INII was $1,299,517. Cost of sales includes material, labor and manufacturing costs associated with the production of our products.

Selling, general and administrative expenses were $221,103 for the month of June 30, 2007. These expenses include salaries and benefits, professional fees and other ordinary expenses necessary to carry out our operations.

Houston operations

Our corporate operations in Houston, Texas have not yet reached the size to benefit from separate office space and a dedicated staff. Our Company shares office space and certain administrative functions and staff with an affiliated company. Costs are allocated for these shared functions are based on an estimate of time usage.

Our Houston operating expenses were approximately $1,669,878 for the three months ended June 30, 2007 as compared to $375,676 for three months ended June 30, 2006. Approximately $890,000 of the total expenses was a one-time fee paid to an affiliate for past services rendered for control of INII. In addition, we incurred bad debt expense of $402,680 for the three months ended June 30, 2007 and $0 for the three months ended June 30, 2006.

Salaries and Benefits were $171,125 for the three months ended June 30, 2007 as compared to $98,676 for the three months ended June 30, 2006. The primary reason for the increase was for the hiring of a part-time CFO in July 2006 and an acquisition specialist in January 2007. Our acquisition specialist resigned in May 2007 after the completion of the INII purchase.

Professional fees were $984,979 for the three months ended June 30, 2007 as compared to $197,400 for the same period ending June 30, 2006. The primary reason for the increase is the one-time fee for services as described above.

Interest expense was $380,824 for the three months ended June 30, 2007 and $261,200 for the three months ended June 30, 2006. Interest expense primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005, one month interest on our May 31, 2007 note and interest on our margin loan.

The Company was allocated overhead from an affiliate in the amount of $48,522 for the three months ended June 30, 2007 as compared to $69,861 for the three months ended June 30, 2006. The expenses include rent, office supplies, travel and other ordinary expenses necessary to carry out our corporate operations. No contractual arrangement exists between the two companies.

We recorded an expense of $2,722,184 for the net change in fair value of our derivatives associated with our convertible debenture and note.

Six Months Ended June 30, 2007 and June 30, 2006

Operational control of Interactive Nutrition International, Inc. (“INII”) was assumed by us on May 31, 2007. Accordingly, the results of operations for INII include only the one month ended June 30, 2007.

Sales revenue for the month of June 2007 was $1,569,341. This revenue was generated from sales of nutritional products from INII.

We had no leasing income for the six months ended June 30, 2007. Leasing income for the six months ended June 30, 2006 was $39,684. We may continue to seek leasing opportunities in the future, however, this is not the primary focus of management, or the Company’s resources. Fee income from brokerage fees earned in originating and selling business leases and loans was $2,965 for the six months ended June 30, 2007 versus $0 for the six months ended June 30, 2006.

Interest Income was $153,483 for the six months ended June 30, 2007 as compared to $172,666 for the six months ended June 30, 2006. Interest income was derived mainly from notes receivable relating to investments as well as interest from a debenture and notes that were subsequently traded on March 22, 2006 for stock in a Canadian subsidiary of the maker of the debentures. Dividend income was $8,469 for the six months ended June 30, 2007 and $246,435 for the six months ended June 30, 2006. Dividend income is primarily derived from various investments in marketable securities. For the six months ended June 30, 2007, we recorded net trading gains from various investments in marketable securities in the amount of $12,011. For the six months ended June 30, 2006, we recorded $46,892 in net trading losses.

Cost of goods sold, selling, general and administrative expenses and other income and expenses.

INII

Cost of sales for our revenue in INII was $1,299,517. Cost of sales includes material, labor and manufacturing costs associated with the production of our products.

Selling, general and administrative expenses were $221,103 for the month of June 30, 2007. These expenses include salaries and benefits, professional fees and other ordinary expenses necessary to carry out our operations.

Houston operations

Our corporate operations in Houston, Texas have not yet reached the size to benefit from separate office space and a dedicated staff. Our Company shares office space and certain administrative functions and staff with an affiliated company. Costs are allocated for these shared functions are based on an estimate of time usage.

Our Houston operating expenses were approximately $2,043,992 for the six months ended June 30, 2007 as compared to $699,335 for six months ended June 30, 2006. Approximately $890,000 of the total expenses was a one-time fee paid to an affiliate for past services rendered for control of INII. In addition, we incurred bad debt expense of $402,680 for the six months ended June 30, 2007 and $0 for the six months ended June 30, 2006.

 Salaries and Benefits were relatively consistent for the six months ended June 30, 2007 ($190,351) as compared to the six months ended June 30, 2006 ($182,237).

Professional fees were $1,045,743 for the six months ended June 30, 2007 as compared to $396,397 for the same period ending June 30, 2006. The difference is primarily a result of legal fees incurred for our INII litigation in the first quarter of 2006 offset by the $890,000 one time fee in 2007 referred to above.

Interest expense was $630,734 for the six months ended June 30, 2007 and $536,188 for the six months ended June 30, 2006. Interest expense primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005, one month’s interest on our May 31, 2007 note and interest on our margin loan.

The Company was allocated overhead from an affiliate in the amount of $149,721 for the six months ended June 30, 2007 as compared to $136,404 for the six months ended June 30, 2006. The expenses include rent, office supplies, travel and other ordinary expenses necessary to carry out our corporate operations. No contractual arrangement exists between the two companies.

We recorded an expense of $2,762,552 for the net change in fair value of our derivatives associated with our convertible debenture and note.

Liquidity and Capital Resources

Operating Activities

We incurred a net loss for the six months ended June 30, 2007 in the amount of $5,227,127. During the six months ended June 30, 2007, our operations used cash flow in the amount of $85,906. Our uses in operating cash flow was primarily by an increase in notes receivable ($459,500) and an increase in prepaid expenses ($203,076). Cash flow from operating activities was generated primarily from a reserve on a note receivable ($402,680), a non-cash one time fee for services rendered in the acquisition of INII ($889,804), the change in value of our marketable securities ($732,637) and a net change in fair value of our derivatives ($2,762,552).

Investing Activities

We realized $100,000 in proceeds from the sale of assets. The asset was included as a part of our investment in INII. A receivable for this asset was not recorded when our original investment in INII was made because of the uncertainty of its collectability. The proceeds from the collection of this loan were charged to our investment in INII. We received cash in the amount of $609,022 from our subsidiary upon the acquisition of INII.

Financing Activities

We received cash in the amount of $1,070,910 as a result of the funding of our May 31, 2007 note for the acquisition of INII. This amount is reserved for future working capital.

The Company had working capital in the amount of $6,059,773 at June 30, 2007. Included in our working capital is $1,946,221 of short term notes receivable and $362,000 in investments in marketable securities.

Our cash flows for the periods are summarized below:

	Six Months Ended	Six Months Ended
	June 30, 2007	June 30, 2006

Net cash provided by (used in) operating activities	$(85,906)	$394,997
Net cash provided by investing activities	$709,022	$0
Net cash provided by (used in) financing activities	$1,063,419	$(344,282)

Our cash increased by $1,757,508 since December 31, 2006.

Management believes the Company has adequate working capital and cash to be provided from operating activities to fund current levels of operations. We anticipate that our company will grow. As our business grows we believe that we will have to raise additional capital in the private debt and public equity markets to fund our investments.

Off-Balance Sheet Arrangements

Our Canadian subsidiary leases its building and warehouse at a current minimum annual cost of $272,784. The Company is also responsible for its share of property tax, maintenance and utility costs on the warehouse lease. The leases expire on April 30, 2009.

Future minimum payments under the building and warehouse leases described above, on a fiscal year basis are as follows:

2007	$131,062
2008	266,485
2009	88,828

$486,375

Inflation

The Company believes that inflation has not had a significant impact on operations since inception.

ITEM 3.	CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company’s management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

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

Further, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at June 30, 2007, the end of this reporting period..

Remediation Plan regarding the Material Weaknesses

The Company has taken the following steps to address the specific problems identified by the auditors:

(1)
Our affiliate has hired of a Chief Financial Officer and a contract part-time bookkeeper to allow us to properly implement the segregation of duties necessary to maintain checks and balances between accounting and Executive functions.

(2)	All non-routine transactions will be reviewed by our Chief Financial Officer and contract controller before they are completed.

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

(4)
Subsequent to the end of our June 30, 2007 quarter, the Company has hired specialists to assist us in our endeavors to comply with Section 404 of the Sarbanes-Oxley Act of 2002. We hope to have this projected completed by mid fourth quarter 2007.

The Company continues its efforts to remediate control weaknesses and further improve and strengthen its internal control over financial reporting under the direction of the CEO and the CFO.

PART II - OTHER INFORMATION

ITEM 1 .  LEGAL PROCEEDINGS

None

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

EXHIBIT 31.1      Officer's Certification Pursuant to Section 302

EXHIBIT 32.1      Certificate pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) Current Reports filed on Form 8-K:

Item 7.01 Regulation FD disclosure as filed on January 12, 2007 and incorporated herein by reference.

Item 1.01 Entry Into Material Definitive Agreement, Item 3.02 Unregistered sales of equity securities and item 9.01 Financial Statements and Exhibits, as originally filed on June 6, 2007 and amended on August 13, 2007, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2007	Natural Nutrition, Inc. (Formerly CSI Business Finance, Inc.)
(Registrant)

/s/ Timothy J Connolly
Timothy J. Connolly Chief Executive Officer

Date: August 20, 2007	Natural Nutrition, Inc. (Formerly CSI Business Finance, Inc.)
(Registrant)

/s/ Wm Chris Mathers
Wm Chris Mathers Chief Financial Officer