Form 10QSB/A
period 2007-03-31
Natural Nutrition Inc.
filed 2007-09-07
CIK 1070050

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

(713) 621-2737
(Issuer's telephone number)

(Formerly CSI Business Finance, Inc.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐Yes  ☒ No

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of our common stock at April 30, 2007 was 12,737,983.

Transitional Small Business Disclosure Format (check one): Yes:☐ No:☒

 EXPLANATORY NOTE

On August 28, 2007, the Chief Financial Officer of Natural Nutrition, Inc. (the “Company”), with the approval of the Board of Directors of the Company, concluded that the consolidated financial statements for the period ended March 31, 2006 included in the March 31, 2007 Form 10-QSB filed on May 14, 2007 should no longer be relied on.

The Company adopted FSP EITF 00-19-2 on January 1, 2007 and incorrectly applied the new method of accounting for registration payment arrangements retrospectively. The new method of accounting for registration payment arrangements should have been accounted for prospectively. This resulted in an incorrect presentation of the consolidated financial statements for the three (3) months ended March 31, 2006.

The Company discussed the matters disclosed in this filing with the Company’s independent accountant. The Company has revised the consolidated financial statements by filing an amendment to the March 31, 2007 Quarterly Report on Form 10-QSB.

In accordance with Rune 12b-15 of the Securities Exchange Act of 1934, the complete text of those items in which amended language appears is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-QSB. Except for the restatement, this Form 10-QSB/A does not materially modify or update other disclosures in the original Form 10-QSB, including the nature and character of such disclosure to reflect events after May 21, 2007, the filing date of the original Form 10-QSB. Accordingly this Form 10-QSB/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission. Currently date certifications from the Company’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this amendment.

NATURAL NUTRITION, INC.
(Formerly CSI Business Finance, Inc.)
FORM 10-QSB/A

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of March 31, 2007 (Unaudited)	4
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7-10
Item 2. Management's Discussion and Analysis or Plan of Operation	11-14
Item 3. Controls and Procedures	14-15

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits	16
SIGNATURES	17

PART I -FINANCIAL INFORMATION

Item 1. Financial Statements

NATURAL NUTRITION, INC. AND SUBSIDIARIES
(Formerly CSI Business Finance, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
March 31, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$89,540
Notes receivable	1,978,142
Investment in marketable securities	702,782
Due from affiliate	113,244
Prepaids, accrued interest and other accounts receivable	112,737
Total current assets	2,996,445

NONCURRENT ASSETS
Investments	9,462,958
Fixed assets, net	4,292
Total noncurrent assets	9,467,250
TOTAL ASSETS	$12,463,695
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued liabilities and other current liabilities	$260,273
Total current liabilities	260,273

NONCURRENT LIABILITIES
Debenture payable--net of discount of $331,094	15,297,105
Derivative liability	210,622
Accrued interest payable	896,934
Total liabilities	16,664,934

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value; 10,000,000 shares authorized
Preferred stock Series A Convertible $0.01 par value;
100,000 shares authorized, 94,443 shares issued and outstanding and no
liquidation or redemption value	944
Common stock, par value $0.001; 10,000,000,000 shares
authorized; 12,737,983 issued and outstanding	12,738
Additional paid-in capital	202,697
Retained deficit	(4,417,618)
Total shareholders' deficit	(4,201,239)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$12,463,695

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

NATURAL NUTRITION, INC. AND SUBSIDIARIES
(Formerly CSI Business Finance, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31,
	2007	2006
REVENUE
Lease income	$-	$39,684
Fee income	2,965	-
Trading gains (losses)	3,285	(133,773)
Dividends from marketable securities	7,159	174,542
Interest income from notes and debenture receivable	74,058	143,430
Total revenue	87,467	223,883

OPERATING EXPENSES
Selling, general and administrative expenses (2007 and 2006
include $101,199 and $41,796, respectively of expenses
allocated from an affiliated entity)	374,113	323,359
Interest expense	249,910	244,552
OPERATING LOSS	(536,556)	(344,028)

OTHER (INCOME) EXPENSE
Net change in fair value of derivative	40,368	17,258
Loss on extinguishment of debenture receivable	-	639
Interest and other income	(9,519)	19,177
Total other expense	30,849	37,074

Loss before provision for income taxes	(567,405)	(381,102)

INCOME TAX PROVISION	-	-
NET LOSS APPLICABLE TO COMMON SHARES	$(567,405)	$(381,102)

Net loss per share for basic and diluted	$(0.05)	$(0.06)

Weighted shares outstanding for basic and diluted	12,579,712	6,287,660

See accompanying Notes to the unaudited Condensed Consolidated Financial Statements

NATURAL NUTRITION, INC. AND SUBSIDIARIES
(Formerly CSI Business Finance, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(567,405)	$(381,102)
Adjustment to reconcile net income to net cash
provided by (used in) operating activities	408,254	619,526

Net cash provided by (used in) operating activities	(159,151)	238,424

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of asset	100,000	-
Net cash provided by investing activities	100,000	-
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable to affiliate	-	(181,988)
Net cash used in financing activities	-	(181,988)
NET CHANGE IN CASH	(59,151)	56,436
CASH, BEGINNING OF PERIOD	148,691	204,243
CASH, END OF YEAR	$89,540	$260,679

SUPPLEMENTAL INFORMATION
Interest paid	$710	$51,789
Taxes paid	$-	$-
Exchange of certain receivable for common stock:
Common stock acquired	$-	$9,887,959
Debentures and notes receivable exchanged	$-	$9,609,283
Accrued interest receivable exchanged	$-	$278,676

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

On January 1, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for our registration payment arrangements. As of January 1, 2007 and March 31, 2007, management determined that is was not probable that we would have any payment obligation under our registration payment arrangements; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, these amended comparative condensed consolidated financial statements have been adjusted to apply the new method prospectively. The following financial statement line items for the three months ended March 31, 2007 were affected by the change in accounting principle:

Consolidated Statements of Operations

	As Computed	As Reported
	under	under FSP	Effect of
	EITF 00-19	EITF 00-19-2	Change

Three months ended March 31, 2007
Loss from operations	$(561,203)	$(536,556)	$(24,647)
Net change in fair value of derivative	40,368	40,368	-
Net loss	(592,052)	(567,405)	(24,647)
Net loss per share	(0.05)	(0.05)	(0.00)

Consolidated Balance Sheet

March 31, 2007
Debenture payable - net of discount	$15,126,529	$15,297,105	$170,576
Derivative liability	381,198	210,622	(170,576)
Total liabilities and shareholders' deficit	12,463,695	12,463,695	-

Consolidated Statements of Cash Flows

March 31, 2007
Net loss	$(592,052)	$(567,405)	$24,647
Net change in fair value of derivatives and
amortization of debt discount.	74,311	49,664	(24,647)

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

NOTE 3 - AGREEMENT IN LIEU OF FORECLOSURE

On September 5, 2005, CSI Business Finance, Inc purchased the senior secured debt of Bio One Corporation for $9,600,000. The Company originally planned to profit from this transaction based on its ability to convert the debt purchased into Bio One common stock at a twenty percent discount to the market price of the Bio One common stock. However, Bio One common stock stopped trading some time after the note purchase was complete, and CSI Business Finance, Inc had to look to the assets underlying the note purchased for repayment as Bio One was no longer a viable enterprise.  On March 22, 2006, the Company completed an agreement in lieu of foreclosure (the “Agreement”) with Bio One Corporation (“Bio-One”) and received the stock of Interactive Nutrition International, Inc. (“INII”), along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One which is now being treated as an investment in INII. INII is currently being operated by PriceWaterhouseCoopers (“PWC”) as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah (collectively, the “Sellers”), purporting  default in payment of obligations incurred in the purchase of INII assets  by Bio-One. A Court-supervised sale of the assets has been requested by the Receiver, and the Company has vigorously opposed this and pursued numerous damage claims against the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against the Sellers, Roxanne Anderson and PWC filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. The Company intends to pursue some or all of the previous claims in the filing of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement the Company executed with Bio-One on March 22, 2006.

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against the Nesrallahs, alleging, among other claims, breach of fiduciary duty to INII. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our agreement in lieu of foreclosure disclosed in our Current Report on Form 8-K filed on January 12, 2007. On March 31, 2007, management was successful in extending the letter of intent to May 4, 2007. As of the date of this filing, the agreement has expired in accordance with its terms. Management is attempting to obtain an extension of the expired agreement, but there can be no assurances that this will occur. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable  probability of prevailing in a Court of law, or of entering into a mutually agreeable settlement. We have reduced our investment by $350,000 in 2006 and an additional $100,000 in the first quarter of 2007 for proceeds from the sale of an asset.  However, should the Company fail to prevail or settle its claims against the Seller’s, the Company will be required to write down its entire investment of $9,437,959 in INII. Shareholders are cautioned that the loss of this investment could result in the complete failure of the Company and foreclosure of its remaining assets by its lender.

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

Note 5 - RESTATEMENT OF MARCH 31, 2006 FINANCIAL STATEMENTS

Natural Nutrition, Inc., fka CSI Business Finance, Inc., (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-QSB for the quarter ended March 31, 2007 to restate the financial results and Note 1 - Basis of Presentation. The restatement removes the effect of the provisions of FSP EITF 00-19-2 to account for our registration payment arrangements for the three months ended March 31, 2006. The Company adopted FSP EITF 00-19-2 on January 1, 2007 and incorrectly applied the new method of accounting for registration payment arrangements retrospectively. The new method of accounting for registration payment arrangements should have been accounted for prospectively. This resulted in an incorrect presentation of the consolidated financial statements for the three (3) months ended March 31, 2006.

Adjustments were recorded to remove the effect of the retroactive entries to apply FSP EITF 00-19-2 to Net change in fair value of derivative $61,509 for the three months ended March 31, 2006. This item affected the income statement and statement of cash flows only for the three months ended March 31, 2006. The effect of the restatement was to change the income statement and cash flows for March 31, 2006 to the originally filed statements in the March 31, 2006 Form 10-QSB.

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

On September 5, 2005, CSI Business Finance, Inc purchased the senior secured debt of Bio One Corporation for $9,600,000. The Company originally planned to profit from this transaction based on its ability to convert the debt purchased into Bio One common stock at a twenty percent discount to the market price of the Bio One common stock. However, Bio One common stock stopped trading some time after the note purchase was complete, and CSI Business Finance, Inc had to look to the assets underlying the note purchased for repayment as Bio One was no longer a viable enterprise.  On March 22, 2006, the Company completed an agreement in lieu of foreclosure (the “Agreement”) with Bio One Corporation (“Bio-One”) and received the stock of INII, along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One which is now being treated as an investment in INII. INII is currently being operated by PriceWaterhouseCoopers (“PWC”) as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah (collectively, the “Sellers”), purporting  default in payment of obligations incurred in the purchase of INII assets  by Bio-One. A Court-supervised sale of the assets has been requested by the Receiver, and the Company has vigorously opposed this and pursued numerous damage claims against the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against the Sellers, Roxanne Anderson and PWC filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. The Company intends to pursue some or all of the previous claims in the filing of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement the Company executed with Bio-One on March 22, 2006.

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

Management is attempting to obtain an extension of the expired agreement, but there can be no assurances that this will occur. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law, or of entering into a mutually agreeable settlement. We have reduced our investment by $350,000 in 2006 and an additional $100,000 in the first quarter of 2007 for proceeds from the sale of an asset.  However, should the Company fail to prevail or settle its claims against the Seller’s, the Company will be required to write down its entire investment of $9,437,959 in INII. Shareholders are cautioned that the loss of this investment could result in the complete failure of the Company and foreclosure of its remaining assets by its lender.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 and March 31, 2006

We had no leasing income for the three months ended March 31, 2007 (the “1Q ’07 Period”). Leasing income for the three months ended March 31, 2006 (the “1Q ’06 Period”) was $39,684. We may continue to seek leasing opportunities in the future, however, this is not the primary focus of management, or the Company’s resources. Fee income from brokerage fees earned in originating and selling business leases and loans was $2,965 for the 1Q ’07 Period versus $0 for the 1Q ’06 Period.

Interest Income was $74,058 for the 1Q ‘07 Period as compared to $143,430 in the 1Q ‘06 Period. Interest income was derived mainly from notes receivable relating to receivables factoring and investments as well as interest from a debenture and notes that were subsequently traded on March 22, 2006 for stock in a Canadian subsidiary of the maker of the debentures. Dividend income was $7,159 for the 1Q ‘07 Period and $174,542 for the 1Q ‘06 Period. Dividend income is primarily derived from various investments in marketable securities. For the 1Q ‘07 Period, we recorded net trading gains from various investments in marketable securities in the amount of $3,285. Of the gains for the 1Q ’07 Period, $1,453 were realized trading losses while $4,738 were unrealized trading gains. For the 1Q ‘06 Period, we recorded $133,773 in net trading losses, $464,674 in realized trading losses and $330,901 in unrealized trading gains. We actively trade marketable securities and consider trading to be a source of future revenue. The Company has taken steps to protect its portfolio with the use of put and call options to limit the risk of losses in the future, while maximizing upside potential.

We have not yet reached the size to benefit from separate office space and a dedicated staff. Our Company shares office space and certain administrative functions and staff with an affiliated company. Costs are allocated for these shared functions are based on an estimate of time usage.

Our operating expenses were $624,023 for the 1Q ‘07 Period as compared to $567,911 for the 1Q ‘06 Period.

 Salaries and Benefits were $106,538 for the 1Q ’07 Period versus $83,561 for the 1Q ‘06 Period. The primary reason for the increase was the hiring of a part time CFO in the third quarter of our calendar year 2006, a new transaction principal in January of 2007 and an increase in salary to our CEO and another employee, less salaries allocated in prior quarters.

Professional fees were $60,764 in the 1Q ‘07 Period as compared to $151,737 for the 1Q ‘06 Period. The difference is primarily a result of legal fees incurred for our INII litigation in the first quarter of 2006.

Interest expense was $249,910 for the 1Q ’07 Period and $244,552 for the 1Q ‘06 Period. Interest expense primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005 to fund INII and interest on our margin loan.

The Company was allocated overhead from an affiliate in the amount of $101,199 for the 1Q ‘07 Period as compared to $41,796 for the 1Q ‘06 Period. The increase in the overhead allocation is primarily due to the amount of due diligence expended on the INII transaction from members of our affiliate. No contractual arrangement exists between the two companies.

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

Our cash flows for the periods are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006

Net cash provided by (used) in operating activities	$(159,151)	$238,424
Net cash provided by investing activities	$100,000	$0
Net cash used in financing activities	$0	$(181,988)

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

PART II - OTHER INFORMATION

ITEM 1 . LEGAL PROCEEDINGS

On September 5, 2005, CSI Business Finance, Inc purchased the senior secured debt of Bio One Corporation for $9,600,000. The Company originally planned to profit from this transaction based on its ability to convert the debt purchased into Bio One common stock at a twenty percent discount to the market price of the Bio One common stock. However, Bio One common stock stopped trading some time after the note purchase was complete, and CSI Business Finance, Inc had to look to the assets underlying the note purchased for repayment as Bio One was no longer a viable enterprise.  On March 22, 2006, the Company completed an agreement in lieu of foreclosure (the “Agreement”) with Bio One Corporation (“Bio-One”) and received the stock of INII, along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One which is now being treated as an investment in INII. INII is currently being operated by PriceWaterhouseCoopers (“PWC”) as Receiver and Manager pursuant to Section 246(2) of the Bankruptcy and Insolvency Act of Canada, after being requested to do so by Nesracorp Inc., Eli Nesrallah, Joseph Nesrallah and Pamela Nesrallah (collectively, the “Sellers”), purporting  default in payment of obligations incurred in the purchase of INII assets  by Bio-One. A Court-supervised sale of the assets has been requested by the Receiver, and the Company has vigorously opposed this and pursued numerous damage claims against the Sellers. Additionally, the Company has been assigned all rights and claims previously asserted against the Sellers, Roxanne Anderson and PWC filed by INII and Bio-One in the Ontario Superior Court of Justice on January 13, 2005. The Company intends to pursue some or all of the previous claims in the filing of January 13, 2005 in Ontario Superior Court of Justice, as the stock of INII and these claims, as well as others, have been assigned to the Company as part of the Agreement the Company executed with Bio-One on March 22, 2006.

On May 5, 2006, the Board of Directors terminated the Nesrallahs as employees of the Company. On March 30, 2006, the Company filed a lawsuit in State Court in Orlando, Florida against the Nesrallahs, alleging, among other claims, breach of fiduciary duty to INII. As of the date of this filing, the Florida action has been abated pending the outcome of the results of our agreement in lieu of foreclosure disclosed in our Current Report on Form 8-K filed on January 12, 2007. On March 31, 2007, management was successful in extending the letter of intent to May 4, 2007. As of the date of this filing, the agreement has expired in accordance with its terms. Management is attempting to obtain an extension of the expired agreement, but there can be no assurances that this will occur. No reserve has been established for a loss on this transaction, as the Company believes its claims are meritorious and have a reasonable probability of prevailing in a Court of law, or of entering into a mutually agreeable settlement. We have reduced our investment by $350,000 in 2006 and an additional $100,000 in the first quarter of 2007 for proceeds from the sale of an asset.  However, should the Company fail to prevail or settle its claims against the Seller’s, the Company will be required to write down its entire investment of $9,437,959 in INII. Shareholders are cautioned that the loss of this investment could result in the complete failure of the Company and foreclosure of its remaining assets by its lender.

The Company from time to time may be involved in various other lawsuits and actions by third parties arising in the ordinary course of business. Unless noted elsewhere in this filing, management is not aware of any additional pending litigation, claims or assessments that could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Date: September 7, 2007	Natural Nutrition, Inc. (Formerly CSI Business Finance, Inc.)
(Registrant)

/s/ Timothy J Connolly
Timothy J. Connolly Chief Executive Officer

Date: September 7, 2007	Natural Nutrition, Inc. (Formerly CSI Business Finance, Inc.)
(Registrant)

/s/ Wm Chris Mathers
Wm Chris Mathers Chief Financial Officer