Form 10QSB
period 2007-09-30
Natural Nutrition Inc.
filed 2007-11-15
CIK 1070050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐ No ☒

The number of shares outstanding of our common stock at November 13, 2007 was 29,757,110.

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

NATURAL NUTRITION, INC.
(Formerly CSI Business Finance, Inc.)
FORM 10-QSB

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheet as of September 30, 2007 (Unaudited)	3
Condensed Consolidated Statements of Operations for the three months ended September 30, 2007 and 2006 (Unaudited)	4
Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007 and 2006 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7-17
Item 2. Management's Discussion and Analysis or Plan of Operation	18-22
Item 3. Controls and Procedures	22-23

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24
SIGNATURES	25

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATURAL NUTRITION, INC. AND SUBSIDIARIES
(Formerly CSI Business Finance, Inc.)
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2007
(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$2,943,692
Trade accounts receivable-net of $25,229 allowance for doubtful accounts	2,563,113
Notes receivable-net of allowance of $447,377	1,449,654
Inventory-net of allowance of $250,810	2,230,110
Investment in marketable securities	384,275
Due from affiliates-net of allowance of $402,680	44,790
Deferred finance costs	142,729
Prepaids, accrued interest and other accounts receivable	297,732
Total current assets	10,056,095

NONCURRENT ASSETS
Fixed assets, net	1,401,630
Intellectual property	4,437,244
Goodwill	8,978,689
Total noncurrent assets	14,817,563
TOTAL ASSETS	$24,873,658
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued liabilities and other current liabilities	$1,562,294
Taxes payable	2,407,209
Total current liabilities	3,969,503

NONCURRENT LIABILITIES
Convertible debenture payable-net of discount of $217,570	15,398,629
Convertible note payable-net of discount of $2,043,246	7,249,648
Derivative liabilities	2,911,750
Deferred taxes payable	804,537
Capital lease obligations	161,323
Accrued interest payable	1,660,409
Total liabilities	32,155,799

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value; 10,000,000 shares authorized
Preferred stock Series A Convertible $0.01 par value; 100,000 shares authorized, 94,443 shares issued and outstanding and no liquidation or redemption value	944
Common stock, par value $0.001; 10,000,000,000 shares authorized; 20,776,804 issued and outstanding	20,777
Additional paid-in capital	290,753
Retained deficit	(8,789,208)
Accumulated other comprehensive income, foreign currency translation adjustment	1,194,593
Total shareholders' deficit	(7,282,141)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$24,873,658

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

NATURAL NUTRITION, INC. AND SUBSIDIARIES
(Formerly CSI Business Finance, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2007	2006
REVENUE
Sales revenue	$4,201,764	$-
Fee income	-	19,854
Trading losses	(8,114)	(19,903)
Dividends from marketable securities	546	107,619
Interest income from notes and debenture receivable	52,826	44,818
Total revenue	4,247,022	152,388

OPERATING EXPENSES
Cost of sales revenue	3,467,897	-
Selling, general and administrative expenses (2007 and 2006 include $50,114 and $63,654, respectively of expenses allocated from an affiliated entity)	1,152,694	489,050
Total operating expenses	4,620,591	489,050
OPERATING LOSS	(373,569)	(336,662)

OTHER (INCOME) EXPENSE
Net change in fair value of derivative	(1,201,440)	(11,152)
Interest and other income	(16,538)	(12,254)
Interest expense	648,459	260,191
Total other (income) expense	(569,519)	236,785

Income (loss) before provision for income taxes	195,950	(573,447)

INCOME TAX PROVISION (BENEFIT):
Current	(112,156)	-
Deferred	19,977	-
	(92,179)	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$288,129	$(573,447)

Basic income (loss) per share:	$0.01	$(0.08)
Diluted income (loss)per share:	$(0.00)	$(0.08)

Basic average shares outstanding	19,259,139	7,034,110

Diluted average shares outstanding	2,209,918,984	698,693,491

OTHER COMPREHENSIVE INCOME

NET INCOME (LOSS)	$288,129	$(573,447)

Foreign currency translation adjustment	1,133,419	-

COMPREHENSIVE INCOME (LOSS)	$1,421,548	$(573,447)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

NATURAL NUTRITION, INC. AND SUBSIDIARIES
(Formerly CSI Business Finance, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,
	2007	2006
REVENUE
Sales revenue	$5,771,105	$-
Lease income	-	39,684
Fee income	2,965	86,009
Trading gains (losses)	3,897	(66,795)
Dividends from marketable securities	9,015	354,054
Interest income from notes and debenture receivable	206,309	217,484
Total revenue	5,993,291	630,436

OPERATING EXPENSES
Cost of sales revenue	4,767,414	-
Selling, general and administrative expenses (2007 and 2006 include $199,835 and $198,558, respectively of expenses allocated from an affiliated entity)	3,417,787	1,188,385
Total operating expenses	8,185,201	1,188,385
OPERATING LOSS	(2,191,910)	(557,949)

OTHER (INCOME) EXPENSE
Net change in fair value of derivative	1,561,112	(74,964)
Loss on extinguishment of debenture receivable	-	639
Interest and other income	(33,776)	(40,489)
Interest expense	1,279,193	796,379
Total other expense	2,806,529	681,565

Loss before provision for income taxes	(4,998,439)	(1,239,514)

INCOME TAX PROVISION (BENEFIT):
Current	(79,419)	-
Deferred	19,977	-
	(59,442)	-

NET LOSS APPLICABLE TO COMMON SHARES	$(4,938,997)	$(1,239,514)

Net loss per share for basic and diluted	$(0.31)	$(0.19)

Weighted shares outstanding for basic and diluted	16,060,568	6,539,222

OTHER COMPREHENSIVE INCOME

NET LOSS	$(4,938,997)	$(1,239,514)

Foreign currency translation adjustment	1,194,593	-

COMPREHENSIVE LOSS	$(3,744,404)	$(1,239,514)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

NATURAL NUTRITION, INC. AND SUBSIDIARIES
(Formerly CSI Business Finance, Inc.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,938,997)	$(1,239,514)
Adjustment to reconcile net income to net cash provided by operating activities	5,900,519	2,670,295
Net cash provided by operating activities	961,522	1,430,781

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	609,022	-
Purchase of asset	(95,223)	-
Sale of asset	100,000	349,500
Net cash provided by investing activities	613,799	349,500
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note, net	1,070,910	-
Payments on capital lease obligations	(16,123)	-
Payments on notes payable to affiliate	-	(344,282)
Net cash provided by (used in) financing activities	1,054,787	(344,282)
EFFECT OF EXCHANGE RATE CHANGE ON CASH	164,893	-
NET CHANGE IN CASH	2,795,001	1,435,999
CASH, BEGINNING OF PERIOD	148,691	204,243
CASH, END OF PERIOD	$2,943,692	$1,640,242

SUPPLEMENTAL INFORMATION
Interest paid	$710	$432,099
Taxes paid	$-	$-
Purchase of INII:
Fair value of assets acquired	$18,985,445	$-
Liabilities assumed	$4,720,596	$-
Discount on convertible note	$2,185,159	$-
Embeded derivative and warrant liability	$1,180,870	$-
Non-cash portion of convertible note payable	$8,221,964	$-
Deferred finance costs	$153,000	$-
Conversion of debentures, preferred stock and stock for services:
Convertible debt	$12,000	$-
Preferred stock	$8	$-
Common stock	$8,658	$-
Paid in capital	$87,443	$-
Exchange of certain receivable for common stock:
Common stock acquired	$-	$9,887,959
Debentures and notes receivable exchanged	$-	$9,609,283
Accrued interest receivable exchanged	$-	$278,676

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited)

Natural Nutrition, Inc. and Subsidiaries
(Formerly CSI Business Finance, Inc.)
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Our Condensed Consolidated Balance Sheet as of September 30, 2007, the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and September 30, 2006, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and September 30, 2006 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation of Natural Nutrition, Inc. (the “Company”) and Subsidiaries. The results for the nine months are not necessarily indicative of the results expected for the year.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. A related party holds a 10% minority interest in the Company’s Canadian subsidiary. The minority interest for the three and nine months ended September 30, 2007 is not material.

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

On January 1, 2007, we adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our September 2005 financing (the “September 2005 Registration Payment Arrangement”). As of January 1, 2007 and September 30, 2007, management determined that it was not probable that we would have any payment obligation under the September 2005 Registration Payment Arrangement; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the comparative condensed consolidated financial statements of prior periods have been adjusted to apply the new method prospectively.

We adopted the provisions of FSP EITF 00-19-2 to account for the registration payment arrangement associated with our May 2007 financing (the “May 2007 Registration Payment Arrangement”). As of September 30, 2007, management determined that it was not probable that we would have any payment obligation under the May 2007 Registration Payment Arrangement; therefore, no accrual for contingent obligation is required under the provisions of FSP EITF 00-19-2. Accordingly, the comparative condensed consolidated financial statements of prior periods have been adjusted to apply the new method prospectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Inventories	Labels, packaging and raw materials are stated at the lower of cost or market. Cost is determined using the moving average cost method.

Finished goods are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Advertising Costs
Advertising costs, including cooperative advertising payments to retailers, are charged to expense in the period that the advertising first takes place. Advertising costs for the four month ended September 30, 2007 was $12,460.

Shipping Costs
Shipping costs associated with the distribution of finished product to our customers are recorded as selling, general and administrative expense and are recognized when the related finished product is shipped to the customer. Shipping costs for the four month ended September 30, 2007 was $41,211.

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

The computations for basic and diluted net income (loss) per share consist of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income (loss) from continuing operations	$288,129	$(573,447)	$(4,938,997)	$(1,239,514)
Less effect of derivatives and convertible note & debenture	(552,992)	220,435	2,839,392	608,816
Net loss	$(264,863)	$(353,012)	$(2,099,605)	$(630,698)

Basic weighted average shares	19,259,139	7,034,110	16,060,568	6,539,222
Effect of dilutive securities:
Preferred stock	73,665,540	74,559,420	73,665,540	74,559,420
Convertible note and debenture	2,116,994,305	617,099,961	2,116,994,305	617,099,961

Diluted weighted average shares	2,209,918,984	698,693,491	2,206,720,413	698,198,603

Income (loss) per share:
Basic:	$0.01	$(0.08)	$(0.31)	$(0.19)

Diluted:	$(0.00)	$(0.08)	$(0.31)	$(0.19)

Stock Based Compensation

Statement of Financial Accounting Standards No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS 123(R)”), provides for the use of a fair value-based method of accounting for employee stock compensation. There were outstanding stock options to purchase 5,695 of the Company's common stock at an exercise price of $32.75 per share. These options expired in August 2007.

NOTE 4 – PURCHASE OF THE SENIOR DEBT OF INTERACTIVE NUTRITION INTERNATIONAL, INC.

Effective May 31, 2007, Natural Nutrition, Inc., a Nevada corporation (the “Company”) closed on a purchase agreement (the “Purchase Agreement”) with Nesracorp. Inc., a company organized under the laws of Canada (the “Vendor”) pursuant to which the Company purchased from the Vendor, and the Vendor sold, assigned transferred and conveyed to the Company, all of Vendor’s right, title, benefit and interest in (a) all of the then outstanding principal and interest accrued thereon (the “Indebtedness”) owed to the Vendor by Interactive Nutrition International, Inc. (“INII”), a company organized under the laws of Canada and a wholly-owned subsidiary of the Company, under a promissory note in the original principal amount of Fifteen Million Canadian Dollars (Cdn$15,000,000) issued (in part) by INII to the Vendor on March 31, 2004 (the “Subsidiary Note”) and (b) a general security agreement, of even date with the Subsidiary Note, and a share pledge agreement, of even date with the Subsidiary Note, both granted concurrently by INII and its shareholder, the Company (as successor in interest to the now defunct Bio One Corporation) in connection with the Indebtedness (together, both instruments are hereinafter referred to as the “Security”) for a purchase price equal to (i) Seven Million Six Hundred Fifty Thousand Canadian Dollars (Cdn$7,650,000) and (ii) the execution by the Company of that certain Mutual Release.  The Company and the Vendor entered into an Assignment and Conveyance (“Assignment”), of even date with the Purchase Agreement, in order to properly effectuate the assignment by the Vendor to the Company of all of the right, title, benefit and interest in and to the Purchased Assets (as defined therein), which such Purchased Assets include, without limitation, the Indebtedness, the Security and all loan, security and other documentation relating to the Indebtedness and the Security purchased under the Purchase Agreement.  The Company and the Vendor executed the Purchase Agreement, the Mutual Release and the Assignment on May 25, 2007; however they closed the transactions upon the execution of the SPA (as defined and discussed herein below) on May 31, 2007.

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

Until the Note has been converted, redeemed or otherwise satisfied in full in accordance with its terms, the Company shall not, directly or indirectly, redeem, repurchase, or declare or pay any cash dividend or distribution on, its capital stock without the prior express written consent of the holder or, dissolve, liquidate, consolidate with or into another person, or dispose of or otherwise transfer (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any person or acquire any assets or business or any interest in any person or entity in excess of One Hundred Thousand United States Dollars (US$100,000), except for purchases of inventory, raw materials and equipment in the ordinary course of business. So long as the Note is outstanding, for each accounting period identified in an exhibit to the Note, the Company shall maintain EBITDA for such accounting period which equals or exceeds the applicable EBITDA threshold for such accounting period. Our EBITDA for the nine months ended September 30, 2007 was 1,616,462CDN versus 1,097,540CDN as required under the Exhibit to the Note. EBITDA for the three months ended September 30, 2007 was 549,652CDN versus a target of 519,207CDN as required under the Exhibit to the Note.

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

Since the acquisition was completed on May 31, 2007, only the period from June 1 through September 30, 2007 is included in our three and nine months results of operations ending September 30, 2007.

The following unaudited pro forma financial information presents the consolidated results of operations for the nine months ended September 30, 2007, as if the acquisition had occurred on January 1, 2007, after giving effect to certain adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during this period.

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$12,866,026	$10,847,114	$4,247,022	$2,706,743
Net loss	$(5,445,645)	$(1,080,920)	$(358,367)	$(205,535)
Basic shares outstanding	16,060,568	6,539,222	19,259,139	7,034,110
Diluted shares outstanding	2,206,720,413	698,198,603	2,209,918,984	698,693,491

Income per common share - basic	$(0.34)	$(0.17)	$(0.02)	$(0.03)
Income per common share - diluted	$(0.00)	$(0.17)	$(0.02)	$0.00

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

The conversion feature, reset provision and the Company’s optional early redemption right to the debenture payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $413,603 at September 9, 2005. As of May 31, 2007, the maturity date of the Cornell debenture dated September 9, 2005 was extended to June 1, 2012 and the fixed conversion price was reset to $0.012. This modification of the debt was tested under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments and EITF 06-06, Debtors Accounting for a Modification (or Exchange) of Convertible Debt Instruments to determine if an extinguishment had occurred. The Company’s third party valuation firm determined that the debt was not extinguished, so no gain or loss was recorded. The compound embedded derivative was valued at $831,083 at September 30, 2007 using the same methodology. For the period since December 31, 2006 through September 30, 2007, the change in fair value of the derivative liability was an increase of $661,315, which has been classified as net change in fair value of derivative.

The above compound embedded derivative plus the loan costs paid the lender in the amount of $687,832 are recorded as a discount against the notional carrying amount of the debenture payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $169,955 at September 30, 2007 and $99,068 at September 30, 2006.

The conversion feature, reset provision and the Company’s optional early redemption right to the note payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $554,080 at May 31, 2007. Using the same methodology, the single compound embedded derivative liability was valued at $1,137,903 at September 30, 2007. For the period since May 31, 2007 through September 30, 2007, the change in fair value of the derivative liability was an increase of $583,823, which has been classified as net change in fair value of derivative.

In addition to the above, the Company issued warrants that resulted in a warrant derivative liability. This warrant derivative liability using the Black-Sholes Option Pricing Model was initially fair valued at $626,790 at May 31, 2007. Using the same methodology, the warrant derivative liability was valued at $942,764 at September 30, 2007. For the period since May 31, 2007 through September 30, 2007, the change in fair value of the derivative liability was an increase of $315,974, which has been classified as net change in fair value of derivative. The significant assumptions for the Black-Sholes Option Pricing Model at September 30, 2007 was the current stock price, 0% dividend yield, a risk free interest rate of 4.38% and a 350% volatility.

The above compound embedded derivative plus the warrant derivative plus the loan costs paid the lender in the amount of $1,004,289 are recorded as a discount against the notional carrying amount of the note payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $152,184 at September 30, 2007 and $0 at September 30, 2006.

The significant assumptions for Natural Nutrition’s debenture and note utilized in valuing the embedded derivatives as of September 30, 2007:

-	The stock price would increase at the cost of equity with a short-term volatility of 200%

-	Registration default would occur only 5% of the time

-	Other forms of default would occur 5% of the time, increasing .3% per quarter

-	Alternative financing would be available starting at 0%, increasing 5% per quarter to a maximum of 20%

-	Common Shares outstanding would increase 1% per quarter

-	Exercise pricing reset events would occur 5% of the time with an adjustment factor to the warrant exercise price of 0.9945

-	Quarterly conversions of the debentures would be limited to the lesser of 4.99% of the outstanding stock or 25% of the average 22-day trading volume.

NOTE 6 - INVENTORIES:

Inventories consist of the following:

Raw materials	$1,611,447
Packaging materials	463,363
Marketing materials	50,085
Finished goods	105,215
Total	$2,230,110

NOTE 7 - PROPERTY AND EQUIPMENT

	September 30, 2007
		Accumulated
	Cost	Depreciation

Manufacturing equipment	$1,088,858	$47,389
Furniture and office equipment	60,314	4,021
Computer equipment	21,516	11,690
Computer software	20,990	11,525
Leasehold improvements	291,516	9,717

	$1,483,194	$84,342

Property and equipment include manufacturing equipment and furniture and fixtures held under capital leases. These capital leases are depreciated under the Company’s normal depreciation schedule. Depreciation expense for the four month period ending September 30, 2007 for our Canadian subsidiary was $84,342.

NOTE 8 – INTELLICUTUAL PROPERTY AND GOODWILL

	September 30, 2007

		Accumulated
	Cost	Amortization

Trade secrets	$1,190,538	66,141
Customer relations	3,456,883	144,036
Goodwill	8,978,689	-

	$13,626,110	$210,177

Goodwill was recorded in connection with the purchase of our Canadian subsidiary. The amortization of intangibles for the four month period ending September 30, 2007 for our Canadian subsidiary was $210,177.

NOTE 9 – LONG-TERM DEBT AND CAPITAL LEASES

The Company has long-term debt payable to the Canadian subsidiaries landlord for leasehold improvements. The note is payable in monthly installment of $1,101. The balance at September 30, 2007 is $23,067.

The Company has capital lease obligations with a remaining term of approximately four and one-half years. The imputed interest ranges from 7.48% to 9.75%. The balance on these capital lease obligations at September 30, 2007 is $137,017.

NOTE 10 – CANADIAN INCOME TAXES

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

NOTE 11 – CONCENTRATION AND RISKS

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

Credit Risk

At September 30, 2007, one customer account made up approximately 42% of the total trade accounts receivable balance.

Concentration Risk

Sales to the largest customer for this reporting period accounted for approximately 52% of total sales for the four months of September 30, 2007.

NOTE 12 – SEGMENT REPORTING

Our company has two business segments: business services (which consist of lending services) and manufacturing and sales of nutritional products through our wholly owned subsidiary, Interactive Nutrition International, Inc. The Company intends to wind down the business services segment as these assets are monetized and devote these resources to expanding the international marketing, sales, and distribution of the Company’s nutritional products.

The Company's operations are conducted in the United States and Ottawa, Ontario, Canada.

	Business	Nutritional
	Services	Products

Nine months ended September 30, 2007
Revenue	$222,186	$5,771,105
Income (loss) before income tax	(4,855,073)	(143,366)
Segment assets	3,723,371	21,150,287

Nine months ended September 30, 2006
Revenue	$630,436	$-
Loss before income tax	(1,239,514)	-
Segment assets	13,474,576	-

NOTE 13 – COMMITMENTS

The Company leases its building and warehouse at a current minimum annual cost of $329,750. The Company is also responsible for its share of property tax, maintenance and utility costs on the warehouse lease. The leases expire on April 30, 2009.

Future minimum payments under the building and warehouse leases described above, on a fiscal year basis are as follows:

2007	$83,280
2008	333,120
2009	111,040

$527,440

NOTE 14 – RELATED PARTY TRANSACTIONS

We realized an expense of $889,804 for the three and nine months ended September 30, 2007 for consulting services provided by an affiliated company, Turnaround Partners, Inc., for the acquisition of INII. This amount represents a one time fee only. The Company and Turnaround Partners, Inc. are separate public entities that are under common control.

NOTE 15 – COMMON STOCK

During the first nine months of this year, we have issued 8,658,141 new shares of common stock. We issued 5,666,667 shares to officers and directors from our 2006 Stock Incentive Plan while the remaining 2,991,474 were a result of conversions of a convertible debenture and stock issued to four separate companies for consulting services. Subsequent to September 30, 2007, 8,980,306 shares of common stock have been issued as a result of conversions of a convertible debenture.

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

We intend to wind down the business services segment described above and as these assets are monetized we will devote these resources to expanding the international marketing, sales, and distribution of the Company’s nutritional products manufactured by INII.

Effective May 31, 2007, Natural Nutrition, Inc., a Nevada corporation (the “Company”) closed on a purchase agreement (the “Purchase Agreement”) with Nesracorp. Inc., a company organized under the laws of Canada (the “Vendor”) pursuant to which the Company purchased from the Vendor, and the Vendor sold, assigned transferred and conveyed to the Company, all of Vendor’s right, title, benefit and interest in (a) all of the then outstanding principal and interest accrued thereon (the “Indebtedness”) owed to the Vendor by Interactive Nutrition International, Inc. (“INII”), a company organized under the laws of Canada and a wholly-owned subsidiary of the Company, under a promissory note in the original principal amount of Fifteen Million Canadian Dollars (Cdn$15,000,000) issued (in part) by INII to the Vendor on March 31, 2004 (the “Subsidiary Note”) and (b) a general security agreement, of even date with the Subsidiary Note, and a share pledge agreement, of even date with the Subsidiary Note, both granted concurrently by INII and its shareholder, the Company (as successor in interest to the now defunct Bio One Corporation) in connection with the Indebtedness (together, both instruments are hereinafter referred to as the “Security”) for a purchase price equal to (i) Seven Million Six Hundred Fifty Thousand Canadian Dollars (Cdn$7,650,000) and (ii) the execution by the Company of that certain Mutual Release.  The Company and the Vendor entered into an Assignment and Conveyance (“Assignment”), of even date with the Purchase Agreement, in order to properly effectuate the assignment by the Vendor to the Company of all of the right, title, benefit and interest in and to the Purchased Assets (as defined therein), which such Purchased Assets include, without limitation, the Indebtedness, the Security and all loan, security and other documentation relating to the Indebtedness and the Security purchased under the Purchase Agreement.  The Company and the Vendor executed the Purchase Agreement, the Mutual Release and the Assignment on May 25, 2007; however they closed the transactions upon the execution of the SPA on May 31, 2007.

INII manufactures quality sport nutrition and health food products.

Recent Accounting Pronouncements

In February 2007, the FASB issued FASB Statement No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities (“SFAS 159”), to permit all entities to choose to elect to measure eligible financial instruments at fair value. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS 159, unless it chooses early adoption. Management is currently evaluating the impact of SFAS 159 on the consolidated financial statements.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 and September 30, 2006

Interactive Nutrition International, Inc. (“INII”) was acquired by us on May 31, 2007.

Sales revenue for the three months ended September 30, 2007 included sales for Interactive Nutrition International, Inc. (“INII”) of $4,201,764. This revenue was generated from sales of nutritional products from INII.

Fee income from brokerage fees earned in originating and selling business leases and loans was $0 for the three months ended September 30, 2007 versus $19,854 for the three months ended September 30, 2006. We intend to wind down this activity and make the primary focus of management as well as devoting the Company’s resources to expanding the international marketing, sales and distribution or INII’s nutritional products.

Interest Income was $52,826 for the three months ended September 30, 2007 as compared to $44,818 for the three months ended September 30, 2006. Interest income was derived mainly from notes receivable relating to investments as well as interest from a debenture and notes that were subsequently traded on March 22, 2006 for stock in a Canadian subsidiary of the maker of the debentures. Dividend income was $546 for the three months ended September 30, 2007 and $107,619 for the three months ended September 30, 2006. Dividend income is primarily derived from various investments in marketable securities. For the three months ended September 30, 2007, we recorded net trading losses from various investments in marketable securities in the amount of $8,114. For the three months ended September 30, 2006, we recorded $19,903 in net trading losses.

Cost of goods sold, selling, general and administrative expenses and other income and expenses

INII

Cost of sales for our revenue in INII was $3,467,897. Cost of sales includes material, labor and manufacturing costs associated with the production of our products.

Selling, general and administrative expenses were $421,742 for the three months ended September 30, 2007. These expenses include salaries and benefits, professional fees and other ordinary expenses necessary to carry out our operations.

Houston operations

Our corporate operations in Houston, Texas have not yet reached the size to benefit from separate office space and a dedicated staff. Our Company shares office space and certain administrative functions and staff with an affiliated company. Costs are allocated for these shared functions are based on an estimate of time usage.

Our Houston operating expenses were approximately $638,739 for the three months ended September 30, 2007 as compared to $489,050 for three months ended September 30, 2006.  We incurred bad debt expense of $447,377 for the three months ended September 30, 2007 and $0 for the three months ended September 30, 2006.

Salaries and Benefits were $134,742 for the three months ended September 30, 2007 as compared to $20,837 for the three months ended September 30, 2006. The primary reason for the increase was for the hiring of a part-time CFO in July 2006 and an acquisition specialist in January 2007. Our acquisition specialist resigned in May 2007 after the completion of the INII purchase.

Professional fees were $20,475 for the three months ended September 30, 2007 as compared to $249,338 for the same period ending September 30, 2006. The primary reason for the decrease is expenses incurred in 2006 relating to the acquisition of INII.

Interest expense was $475,729 for the three months ended September 30, 2007 and $260,191 for the three months ended September 30, 2006. Interest expense primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005, three months interest on our May 31, 2007 note and interest on our margin loan.

The Company was allocated overhead from an affiliate in the amount of $50,114 for the three months ended September 30, 2007 as compared to $63,654 for the three months ended September 30, 2006. The expenses include rent, office supplies, travel and other ordinary expenses necessary to carry out our corporate operations. No contractual arrangement exists between the two companies.

We recorded income of $1,201,440 for the net change in fair value of our derivatives associated with our convertible debenture and note.

Nine Months Ended September 30, 2007 and September 30, 2006

Operational control of Interactive Nutrition International, Inc. (“INII”) was assumed by us on May 31, 2007. Accordingly, the results of operations for INII include only the four months from June 1, 2007 through September 30, 2007.

Sales revenue for the four months ended September 2007 was $5,771,105. This revenue was generated from sales of nutritional products from INII.

We had no leasing income for the nine months ended June 30, 2007. Leasing income for the nine months ended September 30, 2006 was $39,684. We intend to wind down this activity and make the primary focus of management as well as devoting the Company’s resources to expanding the international marketing, sales and distribution or INII’s nutritional products. Fee income from brokerage fees earned in originating and selling business leases and loans was $2,965 for the nine months ended September 30, 2007 versus $86,009 for the nine months ended September 30, 2006.

Interest Income was $206,309 for the nine months ended September 30, 2007 as compared to $217,484 for the nine months ended September 30, 2006. Interest income was derived mainly from notes receivable relating to investments as well as interest from a debenture and notes that were subsequently traded on March 22, 2006 for stock in a Canadian subsidiary of the maker of the debentures. Dividend income was $9,015 for the nine months ended September 30, 2007 and $354,054 for the nine months ended September 30, 2006. Dividend income is primarily derived from various investments in marketable securities. For the nine months ended September 30, 2007, we recorded net trading gains from various investments in marketable securities in the amount of $3,897. For the nine months ended September 30, 2006, we recorded $66,795 in net trading losses.

Cost of goods sold, selling, general and administrative expenses and other income and expenses

INII

Cost of sales for our revenue in INII was $4,767,414. Cost of sales includes material, labor and manufacturing costs associated with the production of our products.

Selling, general and administrative expenses were $647,057 for the four months ended September 30, 2007. These expenses include salaries and benefits, professional fees and other ordinary expenses necessary to carry out our operations.

Houston operations

Our corporate operations in Houston, Texas have not yet reached the size to benefit from separate office space and a dedicated staff. Our Company shares office space and certain administrative functions and staff with an affiliated company. Costs are allocated for these shared functions are based on an estimate of time usage.

Our Houston operating expenses were approximately $2,770,730 for the nine months ended September 30, 2007 as compared to $1,188,385 for the nine months ended September 30, 2006. Approximately $890,000 of the total expenses was a one-time fee paid to an affiliate for past services rendered for control of INII. In addition, we incurred bad debt expense of $850,057 for the nine months ended September 30, 2007 and $0 for the nine months ended September 30, 2006.

 Salaries and Benefits for the nine months ended September 30, 2007 were $412,405 as compared to the nine months ended September 30, 2006 ($203,075). The primary reason for the increase was for the hiring of a part-time CFO in July 2006 and an acquisition specialist in January 2007. Our acquisition specialist resigned in May 2007 after the completion of the INII purchase.

Professional fees were $1,154,218 for the nine months ended September 30, 2007 as compared to $645,734 for the same period ending September 30, 2006. The difference is primarily a result of legal fees incurred for our INII litigation in 2006 offset by the $890,000 one time fee in 2007 referred to above.

Interest expense was $957,054 for the nine months ended September 30, 2007 and $697,311 for the nine months ended September 30, 2006. Interest expense primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005, four month’s interest on our May 31, 2007 note and interest on our margin loan.

The Company was allocated overhead from an affiliate in the amount of $199,835 for the nine months ended September 30, 2007 as compared to $198,588 for the nine months ended September 30, 2006. The expenses include rent, office supplies, travel and other ordinary expenses necessary to carry out our corporate operations. No contractual arrangement exists between the two companies.

We recorded an expense of $1,561,112 for the net change in fair value of our derivatives associated with our convertible debenture and note.

 Liquidity and Capital Resources

Operating Activities

We incurred a net loss for the nine months ended September 30, 2007 in the amount of $4,938,997. During the nine months ended September 30, 2007, our operations generated cash flow in the amount of $961,522. Our uses in operating cash flow were primarily due to an increase in notes receivable ($410,310) and an increase in trade receivables ($379,140). Cash flow from operating activities were generated primarily from a reserve on notes receivable ($850,057), a non-cash one time fee for services rendered in the acquisition of INII ($889,804), the change in value of our marketable securities ($735,362) and a net change in fair value of our derivatives ($1,561,112).

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

Financing Activities

We received cash in the amount of $1,070,910 as a result of the funding of our May 31, 2007 note for the acquisition of INII. This amount is reserved for future working capital. The Company’s secured convertible promissory note in the amount of $9,292,894 requires that the Company maintain EBITDA for each accounting period which equals or exceeds the applicable EBITDA threshold for such accounting period. Our EBITDA for the nine months ended September 30, 2007 was 1,616,462 (CDN) verse 1,097,540 (CDN) as required under the Exhibit to the Note. EBITDA for the three months ended September 30, 2007 was 549,652 (CDN) verse a target of 519,207 (CDN) as required under the Exhibit to the Note.

The Company had working capital in the amount of $6,086,592 at September 30, 2007. Included in our working capital is $1,449,654 of short term notes receivable and $384,275 in investments in marketable securities.

Our cash flows for the periods are summarized below:

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006

Net cash provided by (used in) operating activities	$961,522	$1,430,781
Net cash provided by investing activities	$613,799	$349,500
Net cash provided by (used in) financing activities	$1,054,787	$(344,282)

Our cash increased by $2,795,001 since December 31, 2006.

Management believes the Company has adequate working capital and cash to be provided from operating activities to fund current levels of operations. We anticipate that our company will grow. As our business grows we believe that we will have to raise additional capital in the private debt and public equity markets to fund our investments.

Off-Balance Sheet Arrangements

Our Canadian subsidiary leases its building and warehouse at a current minimum annual cost of $329,750. The Company is also responsible for its share of property tax, maintenance and utility costs on the warehouse lease. The leases expire on April 30, 2009.

Future minimum payments under the building and warehouse leases described above, on a fiscal year basis are as follows:

2007	$83,280
2008	333,120
2009	111,040

$527,440

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

Further, based on the material weaknesses described herein, we concluded that our disclosure controls and procedures were not effective at September 30, 2007, the end of this reporting period.

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

Date: November 15, 2007	Natural Nutrition, Inc. (Formerly CSI Business Finance, Inc.)
(Registrant)

/s/ Timothy J Connolly
Timothy J. Connolly Chief Executive Officer

Date: November 15, 2007	Natural Nutrition, Inc. (Formerly CSI Business Finance, Inc.)
(Registrant)

/s/ Wm Chris Mathers
Wm Chris Mathers Chief Financial Officer