Form 10KSB
period 2007-12-31
Natural Nutrition Inc.
filed 2008-04-10
CIK 1070050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to_________________

COMMISSION FILE NUMBER 02-27569

NATURAL NUTRITION, INC.
(Name of small business issuer in its charter)

NEVADA	65-0847995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 North Post Oak Lane, SUITE 422 HOUSTON, TEXAS	77024
(Address of principal executive offices)	(Zip Code)

(713) 621-2737
(Issuer’s telephone number)

Securities registered pursuant to Section 12 (b) of the Exchange Act: NONE.

Securities registered pursuant to Section 12 (g) of the Exchange Act: COMMON STOCK PAR VALUE $0.001 PER SHARE

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐ No: ☒

State issuer’s revenues for its most recent fiscal year.  $9,619,839

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2008 was $1,115,892 based on a value of $0.03 per share.

The number of shares outstanding of our common stock, par value $0.001 per share, outstanding as of March 26, 2008: 37,196,387.

Transitional Small Business Disclosure Format (Check one): Yes ☐; No ☒

NATURAL NUTRITION, INC.

FORM 10-KSB

FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.Description of Business

Overview

In this Annual Report, the words "Natural Nutrition", the "Company," "we," "our" and "us" refer to Natural Nutrition, Inc, collectively with our consolidated subsidiaries, unless the context indicates otherwise. Our fiscal year ends on December 31st.

On August 25, 2005, Health Express USA, Inc., a Florida corporation, entered into a share exchange agreement with CSI Business Finance, Inc., a Texas corporation (n/k/a iNutrition, Inc. and hereinafter referred to as “CSIBF”) and the shareholder of CSIBF, Corporate Strategies, Inc. (“CSI”). The transaction is being reflected as a reverse acquisition since control of the Company has passed to the shareholders of CSI. The Company was subsequently renamed in 2005 to CSI Business Finance, Inc. (the Florida corporation). In September of 2006, we changed our name from CSI Business Finance, Inc. to Natural Nutrition, Inc. and simultaneously migrated from Florida to Nevada.

On May 23, 2006, our Board of Directors approved a 1 for 25 reverse split of our common stock, par value $0.001 per share (“Common Stock”). On January 29, 2008, our Board of Directors approved a 5 for 4 forward common stock split. All references to our common stock in this document are stated in shares after the forward stock split.

Operations of Natural Nutrition, Inc.

On September 5, 2005, we purchased the senior secured debt of Bio-One Corporation (“Bio-One”) for $9,600,000. The Company originally planned to profit from this transaction based on its ability to convert the debt purchased into Bio-One common stock at a twenty percent (20%) discount to the market price of the Bio-One common stock. However, Bio-One common stock stopped trading some time after the note purchase was complete, and CSI Business Finance, Inc had to look to the assets underlying the note purchased for repayment as Bio-One was no longer a viable enterprise.  On March 22, 2006, the Company completed an agreement in lieu of foreclosure with Bio-One and received the stock of Interactive Nutrition International, Inc., a Canadian corporation (“INII”), along with other assets and claims, in return for the forgiveness of $9,887,959 in debt and accrued interest of Bio-One. . These assets primarily consisted of the stock and operations of Interactive Nutrition International, Inc, but the title to these assets was in active litigation with Nesracorp, Inc., a company organized under the laws of Canada (the “Vendor”), the senior lender to INII. This litigation was settled by all parties effective May 31, 2007, and Natural Nutrition, Inc took over control of all operations of INII at that time as further described below.

Effective May 31, 2007, the Company closed on a purchase agreement (the “Purchase Agreement”) with the Vendor pursuant to which the Company purchased from the Vendor, and the Vendor sold, assigned transferred and conveyed to the Company, all of Vendor’s right, title, benefit and interest in (a) all of the then outstanding principal and interest accrued thereon (the “Indebtedness”) owed to the Vendor by INII under a promissory note in the original principal amount of Fifteen Million Canadian Dollars (Cdn$15,000,000) issued (in part) by INII to the Vendor on March 31, 2004 (the “Subsidiary Note”) and (b) a general security agreement, of even date with the Subsidiary Note, and a share pledge agreement, of even date with the Subsidiary Note, both granted concurrently by INII and its shareholder, the Company (as successor in interest to the now defunct Bio-One) in connection with the Indebtedness (together, both instruments are hereinafter referred to as the “Security”) for a purchase price equal to (i) Seven Million Six Hundred Fifty Thousand Canadian Dollars (Cdn$7,650,000) and (ii) the execution by the Company of that certain Mutual Release (as defined and discussed herein below).  The Company and the Vendor entered into an Assignment and Conveyance (“Assignment”), of even date with the Purchase Agreement, in order to properly effectuate the assignment by the Vendor to the Company of all of the right, title, benefit and interest in and to the Purchased Assets (as defined therein), which such Purchased Assets include, without limitation, the Indebtedness, the Security and all loan, security and other documentation relating to the Indebtedness and the Security purchased under the Purchase Agreement.  The Company and the Vendor executed the Purchase Agreement, the Mutual Release and the Assignment on May 25, 2007, however, the parties closed the transactions on May 31, 2007.

Discontinued Operations

Prior to and during 2006, our Company, through our wholly-owned operating subsidiary, CSI Business Finance, Inc., primarily generated cash and revenue from financing and investing activities. These activities included equipment leasing, factoring and loan brokerage activities earned in originating and selling business leases, providing short term secured lending, and investing in marketable securities. Management of the Company mitigates its risk in lending by securing loans with pledged assets (collateral) that, when liquidated, have a reasonable probability of realizing proceeds that would retire the liability. In some instances, we obtain personal guarantees from individuals of net worth which are adequate to repay the liability in the event of default. We also traded marketable securities and options with available cash, and on margin. Because our trading involved leveraging, these transactions contained a considerable amount of risk. These activities and all new lending activities of CSIBF were discontinued in 2007 following the settlement of the litigation and acquisition of the senior debt and operations of INII.

Our management will now concentrate its efforts on collecting the remaining notes receivable from CSIBF’s former operations. CSIBF was renamed iNutrition Inc. and is currently the marketing arm of INII. CSIBF’s mission is to grow the “direct to consumer” sales program for the INII sports nutrition and dietary supplement products. The core focus of all operations is now based on growing the business of INII, our largest asset, which was acquired pursuant to that certain agreement in lieu of foreclosure of a note purchased by the Company in March 2006. INII, a wholly-owned subsidiary of Natural Nutrition, Inc. (OTC Bulletin Board: NTNI), is a twelve (12) year-old specialty manufacturer of sports, nutritional and natural dietary supplement products. INII is an international leader in dietary supplements backed by over twelve (12) years of research and development. INII is authorized to sell sports nutrition products in over eighteen (18) countries throughout the world. All products are manufactured under strict Canadian government quality control measures.

Operations of Interactive Nutrition International Inc.

Facilities & Manufacturing

INII is a CGMP “Current Good and Manufacturing Practices” manufacturer of health food and nutrition products. All our products are manufactured in our own 60,000 square foot facility in Ottawa, Canada. Our state-of-the-art manufacturing facility has requirements for strict quality control measures on every phase of product development, ranging from raw material inspection, purity test and final inspection. State-of-the-art equipment is used by INII to manufacture various kinds of tablets in different shapes and sizes as per the industry specifications and we produce two-piece capsules in sizes "00", "0", and "1".

Customers

INII is a recognized leader in the nutritional supplements industry in Canada. We sell products through the INII brand as well as under private label for leading retailers. INII is authorized to sell products in over 18 countries throughout the world including the United States, the United Kingdom, the Netherlands, India, Israel and South Korea. Sales volumes in these countries are as low as the four figure range to as high as six figures in sales per year. We believe that the strategic advantage in selling into these markets is that the approval process can be long and difficult, thus making it more unlikely for competitors to easily penetrate these markets and allows INII the opportunity to expand sales in these international markets over time. INII historically markets its products through distributors and product representatives and is currently expanding its sales channels to include direct to the consumer marketing by iNutrition, Inc. through television, radio, and internet channels in an effort to improve INII’s overall margins. Management plans to utilize INII’s unused manufacturing capacity, which is currently estimated by management at approximately seventy percent (70%). The Company’s primary marketing arm, iNutrition, Inc., owns the website www.iNutrition.com, which will be the primary portal through which the company provides nutritional information and products for direct sale to consumers.

Suppliers

To compete effectively in our business environment, we have developed a materials procurement strategy whereby we maintain strong long term relationships with a limited number of suppliers who conform to our high standards and strict quality requirements. We work with suppliers that consistently deliver the best technology and quality materials at low cost on short and flexible lead times. We consistently evaluate all of our suppliers’ performances and provide them with suggestions for improving our relationships. We constantly pursue high quality alternate sources of supply to insure continuity of the supply chain in case of unforeseen interruptions. We maintain strict testing programs of ingredients to assure our products are free of tainted ingredients not meeting our strict specifications or those of our customers.

Employees

As of March 27, 2008, the Company has one (1) full-time employee, one part time employee at its corporate headquarters in Houston, Texas. The Chief Executive Officer is not compensated by the Company for his work as CEO, but is paid out of the cash flows of CSIBF to comply with the terms of the Company’s lending agreement with YA Global Investments, L.P (f/k/a Cornell Capital Partners, L.P. and hereinafter, the “Investor”). The controller and data entry clerk are considered independent contractors. At its manufacturing facility in Ottawa, Canada, INII employs fifty-one (51) manufacturing employees and seventeen (17) administrative employees, none of which are covered by union contracts.

Item 2.Description of Property

Natural Nutrition, Inc. maintains its headquarters in Houston, Texas in 2,644 square feet of leased office space. The lease expires in January, 2010. INII leases its 60,000 sq. ft. manufacturing facility in Ottawa, Canada. The lease expires in April, 2009.

We believe that the property is adequate and suitable for the Company's current needs.

Item 3.Legal Proceedings

None.

Item 4.Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.Market for Registrant's Common Equity and Related Shareholder Matters and Small Business Issuer Purchases of  Equity Securities

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

Market Information

Our Common Stock is traded on the Over-the-Counter Bulletin Board (“OTCBB”) Market under the symbol NTNI.OB. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter equity securities. The following table sets forth the range of high and low closing bid prices for our Common Stock as reported on the OTCBB during each of the quarters presented. The quotations set forth below are inter-dealer quotations, without retail mark-ups, mark-downs or commissions and do not necessarily represent actual transactions.

	BID PRICE PER SHARE
	HIGH	LOW

Three (3) Months Ended March 31, 2006	$0.15	$0.055
Three (3) Months Ended June 30, 2006	$0.175	$0.02
Three (3) Months Ended September 30, 2006	$0.05	$0.006
Three (3) Months Ended December 31, 2006	$0.05	$0.015

Three (3) Months Ended March 31, 2007	$0.02	$0.01
Three (3) Months Ended June 30, 2007	$0.03	$0.01
Three (3) Months Ended September 30, 2007	$0.03	$0.01
Three (3) Months Ended December 31,2007	$0.09	$0.01

As of December 31, 2007, there were approximately One Thousand One Hundred (1,100) holders of record of Common Stock. This number does not include beneficial owners of the common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

The Company has never declared or paid any cash dividends on its Common Stock.

The Company currently intends to retain any future earnings to finance the growth and development of its business and future operations, and therefore does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

On or about September 20, 2006, the Company furnished to all shareholders of record at the close of business on August 29, 2006 a Definitive Information Statement on Schedule 14C with respect to the intent of a majority of the Company's shareholders to approve, among other things, the adoption of the CSI Business Finance, Inc. 2006 Stock Incentive Plan (the “Plan”). The Company filed the Information Statement with the SEC on Schedule 14C on September 18, 2006.  The proposals were approved and the Information Statement became effective on or about October 10, 2006.  On July 14, 2006, the Company filed with the SEC a Registration Statement on Form S-8 relating to 12,500,000 shares of our Common Stock issuable to our eligible employees, directors and consultants under the Plan. On May 1, 2007, the Company issued 7,083,333 shares under the Plan to various employees and directors as compensation for past services rendered. There are Four Million Nine Hundred Sixteen Thousand Six Hundred Sixty-seven (4,916,667) authorized shares remaining for issuance under the Plan.

Recent Sales of Unregistered Securities

On May 31, 2007, the Company entered into a securities purchase agreement (the “SPA”) with the Investor pursuant to which the Company sold to the Investor, and the Investor purchased from the Company, a secured convertible promissory note (the “Note”) in the principal amount of Nine Million Two Hundred Ninety-Two Thousand Eight Hundred Ninety-Four United States Dollars (US$9,292,894), the proceeds of which were used by the Company to finance the consideration paid by the Company to the Vendor in connection with the Purchase Agreement and for other general corporate purposes.

Item 6.Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-KSB, and the accompanying MD&A, contains forward-looking statements.  Statements contained in this report about Natural Nutrition, Inc.'s future outlook, prospects, strategies and plans, and about industry conditions and demand for our financial services are forward-looking.  All statements that express belief, expectation, estimates or intentions, as well as those that are not statements of historical fact, are forward looking. The words "proposed", "anticipates", "anticipated", "will", "would", "should", "estimates" and similar expressions are intended to identify forward-looking statements.  Forward-looking statements represent our reasonable belief and are based on our current expectations and assumptions with respect to future events. While we believe our expectations and assumptions are reasonable, they involve risks and uncertainties beyond our control that could cause the actual results or outcome to differ materially from the expected results or outcome reflected in our forward-looking statements.  In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this annual report may not occur.  Such risks and uncertainties include, without limitation, our success in trading marketable securities, our ability to maintain contracts that are critical to our operations, actual customer demand for our health food and nutritional products, collection of accounts and notes receivable, our ability to obtain and maintain normal terms with our vendors and service providers and conditions in the capital markets and equity markets during the periods covered by the forward-looking statements.

The forward-looking statements contained in this report speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Natural Nutrition, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report filed on Form 10-KSB and in our future periodic reports filed with the SEC. The following MD&A should be read in conjunction with the audited Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein.

Summary of Business

On August 25, 2005, Health Express USA, Inc., a Florida corporation, entered into a share exchange agreement with CSIBF and CSI, the stockholder of CSIBF. The transaction is being reflected as a reverse acquisition since control of the Company has passed to the shareholders of CSI. The Company was subsequently renamed in 2005 to CSI Business Finance, Inc. (the Florida corporation). In September of 2006, we changed our name from CSI Business Finance, Inc. to Natural Nutrition, Inc. and simultaneously migrated from Florida to Nevada.

On May 23, 2006, our Board of Directors approved a 1 for 25 reverse split of our Common Stock. On January 29, 2008, our Board of Directors approved a 5 for 4 forward common stock split. All references to our common stock in this document are stated in shares after the forward stock split.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to and during 2006, our Company, through our wholly-owned operating subsidiary, CSI Business Finance, Inc., primarily generated cash and revenue from financing and investing activities. These activities included equipment leasing, factoring and loan brokerage activities earned in originating and selling business leases, providing short term secured lending, and investing in marketable securities. Management of the Company mitigates its risk in lending by securing loans with pledged assets (collateral) that, when liquidated, have a reasonable probability of realizing proceeds that would retire the liability. In some instances, we obtain personal guarantees from individuals of net worth which are adequate to repay the liability in the event of default. We also traded marketable securities and options with available cash, and on margin. Because our trading involved leveraging, these transactions contained a considerable amount of risk. These activities and all new lending activities of CSIBF were discontinued in 2007 following the settlement of the litigation and acquisition of the senior debt and operations of INII.

Our management will now concentrate its efforts on collecting the remaining notes receivable from CSIBF’s former operations. CSIBF was renamed iNutrition Inc. and is currently the marketing arm of INII. CSIBF’s mission is to grow the “direct to consumer” sales program for the INII sports nutrition and dietary supplement products. The core focus of all operations is now based on growing the business of INII, our largest asset, which was acquired pursuant to that certain agreement in lieu of foreclosure of a note purchased by the Company in March 2006. INII, a wholly-owned subsidiary of Natural Nutrition, Inc. (OTC Bulletin Board: NTNI), is a twelve (12) year-old specialty manufacturer of sports, nutritional and natural dietary supplement products. INII is an international leader in dietary supplements backed by over twelve (12) years of research and development. INII is authorized to sell sports nutrition products in over eighteen (18) countries throughout the world. All products are manufactured under strict Canadian government quality control measures.

Effective May 31, 2007, we closed on the Purchase Agreement with the Vendor pursuant to which the Company purchased from the Vendor, and the Vendor sold, assigned transferred and conveyed to the Company, certain Indebtedness owed to the Vendor by INII under that certain Subsidiary Note in the original principal amount of Fifteen Million Canadian Dollars (Cdn$15,000,000) issued (in part) by INII to the Vendor on March 31, 2004 and (b) a general security agreement, of even date with the Subsidiary Note, and a share pledge agreement, of even date with the Subsidiary Note, both granted concurrently by INII and its shareholder, the Company (as successor in interest to the now defunct Bio-One) in connection with the Indebtedness (together, both instruments are hereinafter referred to as the “Security”) for a purchase price equal to (i) Seven Million Six Hundred Fifty Thousand Canadian Dollars (Cdn$7,650,000) and (ii) the execution by the Company of that certain Mutual Release.  The Company and the Vendor entered into that certain Assignment, of even date with the Purchase Agreement, in order to properly effectuate the assignment by the Vendor to the Company of all of the right, title, benefit and interest in and to the Purchased Assets (as defined therein), which such Purchased Assets include, without limitation, the Indebtedness, the Security and all loan, security and other documentation relating to the Indebtedness and the Security purchased under the Purchase Agreement.  The Company and the Vendor executed the Purchase Agreement, the Mutual Release and the Assignment on May 25, 2007; however, the parties closed the transactions upon the execution of the SPA on May 31, 2007.

INII manufactures quality sport nutrition and health food products as is more fully set forth in the Section entitled “Description of Business” herein.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company adopted FIN 48 effective as of January 1, 2007. The adoption of FIN 48 did not have a material impact on its effective tax rate.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued Final FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2, which was effective upon issuance, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The Company expects to adopt FAS No. 157 on January 1, 2008 and 2009 for financial assets and financial liabilities and nonfinancial assets and nonfinancial liabilities, respectively. The Company does not believe that the adoption of FAS No. 157 will have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations for the year ended December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on January 1, 2008. The Company has evaluated the impact of adopting SFAS No. 159 and has determined that it will not elect the fair value option under SFAS No.159 for any financial instruments that are not required to be presented at fair value under generally accepted accounting principles.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting noncontrolling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, of the adoption of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The Company is currently evaluating the impact SFAS No. 141R will have on any future business combinations.

Critical Accounting Policies

Our year end is December 31st.

Derivative Financial Instruments - The Convertible Debenture payable to the Investor (the “Debenture”) has been accounted for in accordance with SFAS 133 and EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".

The Company has determined that the following instruments have derivatives requiring evaluation and accounting under the relevant guidance applicable to financial derivatives:

•	Debenture payable issued September 9, 2005 to the Investor in the face amount of $15,635,199

•	Note payable issued May 31, 2007 to the Investor in the face amount of $9,292,894

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

The embedded derivatives within the Debenture and the Note have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company's income statement as "Net change in fair value of derivatives". The Company has utilized a third party valuation firm to fair value the embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value model utilized to value the various embedded derivatives in the Debenture and the Note, comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the Debenture, such as the risk-free interest rate, expected Issuer stock price and volatility, likelihood of conversion and or redemption, and likelihood default status.

The fair value of the derivative liabilities are subject to the changes in the trading value of the Company's Common Stock, as well as other factors. As a result, the Company's financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Common Stock at the balance sheet date and the amount of shares converted by the holder of the Debenture and the Note. Consequently, our financial position and results of operations may vary from quarter-to-quarter based on conditions other than our operating revenues and expenses.

Results of Operations

Operational control of INII was assumed by us on May 31, 2007. Accordingly, the results of operations for INII include only the seven (7) months from June 1, 2007 through December 31, 2007. Sales revenue for the seven (7) months ended December 31, 2007 was $9,357,137. This revenue was generated from sales of nutritional products by INII.

Our subsidiary, CSI Business Finance, Inc. (NKA iNutrition, Inc.) had no leasing income for the year ended December 31, 2007. Leasing income for the year ended December 31, 2006 was $39,684. Fee income from brokerage fees earned in originating and selling business leases and loans was $2,965 for the year ended December 31, 2007 versus $93,071 for the year ended December 31, 2006. We have discontinued these activities and made the primary focus of management as well as devoting the Company’s resources to expanding the international marketing, sales and distribution of INII’s nutritional products.

Interest Income was $255,939 for the year ended December 31, 2007 as compared to $282,147 for the year ended December 31, 2006. Interest income was derived mainly from notes receivable relating to investments as well as interest from a debenture and notes that were subsequently traded on March 22, 2006 for stock in a Canadian subsidiary of the maker of the debentures. Dividend income was $10,352 for the year ended December 31, 2007 and $362,528 for the year ended December 31, 2006. Dividend income is primarily derived from various investments in marketable securities. For the year ended December 31, 2007, we recorded net trading losses from various investments in marketable securities in the amount of $6,554 and $168,398 for the year ended December 31, 2006.

Cost of Goods Sold, Selling, General and Administrative Expenses and Other Income and Expenses

INII

Cost of sales for our revenue in INII was $7,843,117 for the seven (7) months ended December 31, 2007. Cost of sales includes material, labor and manufacturing costs associated with the production of our products.

Selling, general and administrative expenses were $939,735 for the seven months ended December 31, 2007. These expenses include salaries and benefits, professional fees and other ordinary expenses necessary to carry out our operations.

Houston Operations

Our Houston operating expenses were $3,255,616 for the year ended December 31, 2007 as compared to $1,441,989 for the year ended December 31, 2006. Approximately $890,000 of the total expenses was a one-time fee paid to a former affiliate for past services rendered for control of INII. In addition, we incurred bad debt expense of $856,233 for the year ended December 31, 2007 and $0 for the year ended December 31, 2006.

Salaries and benefits for the year ended December 31, 2007 were $524,381 as compared to $333,830 fro the year ended December 31, 2006. The primary reason for the increase was for the hiring of a part-time CFO in July 2006 and an acquisition specialist in January 2007. Our acquisition specialist resigned in May 2007 after the completion of the INII purchase, and our part-time CFO resigned December 31, 2007.

Professional fees were $1,257,221 for the year ended December 31, 2007 as compared to $553,855 for the same period ending December 31, 2006. The increase is primarily a result of legal fees incurred for our INII litigation in 2006 offset by the $890,000 one-time fee in 2007 referred to above.

Interest expense was $1,940,716 for the year ended December 31, 2007 and $1,219,718 for the year ended December 31, 2006. Interest expense primarily relates to the expense associated with the $15,635,199 five percent (5%) Debenture entered into in September 2005, and seven (7) months interest on our May 31, 2007 Note. The balance of the interest expense is from amortization of the discount on the convertible Note and Debenture debt.

The Company was allocated overhead from a former affiliate in the amount of $240,094 for the year ended December 31, 2007 as compared to $305,482 for the year ended December 31, 2006. The expenses include rent, office supplies, travel and other ordinary expenses necessary to carry out our corporate operations. No contractual arrangement exists between the two (2) companies.

We recorded a non-cash expense of $10,834,139 for the net change in fair value of our derivatives associated with the Debenture and Note.

Liquidity and Capital Resources

Operating Activities

For the year ended December 31, 2007, our operations generated cash in the amount of $333,562. Our operating cash flow was generated primarily by our INII operating subsidiary ($2.5 million before payment made on its note payable to the Company) partially offset by investments in marketable securities and intercompany and affiliate advances. The Company recognized what management believes to be a large amount of non-cash, non-recurring expenses during 2007. These included a write down of notes receivable in the discontinued CSI Business Finance, Inc. operation of $856,233, a one time professional fee expense related to the INII litigation settlement of $889,804, non-cash derivative expenses of $10,834,139 on convertible securities and $487,221 non-cash interest expense from amortization of the discount on the convertible Note and debenture Debt. These expenses contributed to our net loss for the year ended December 31, 2007 in the amount of $14,661,254.

Investing Activities

For the year ended December 31, 2007, our investing activities generated cash of $513,042. We received cash in the amount of $609,022 from our subsidiary upon the acquisition of INII and invested $95,980 in equipment for INII.

As of December 31, 2007, $1,400,000 of our short-term investments was invested in auction rate securities, or ARSs. The $1,400,000 we have invested in ARSs at March 21, 2008 is collateralized by portfolios of AAA municipal obligations.  Through March 21, 2008, auctions of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge. Excluding ARSs, at March 21, 2008, we had approximately $1,344,000 in cash and short-term investments. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Financing Activities

Effective September 9, 2005, the Company issued the secured convertible Debenture to the Investor in the amount of $15,635,199. Effective May 31, 2007, the Debenture was renegotiated and the due date was extended until June 1, 2012 and the fixed conversion price was reset. All other terms and conditions remained the same. The Debenture bears interest at 5%, which is accrued until maturity on June 1, 2012. The Debenture is convertible, at the option of the Investor, into Common Stock at a price of $0.012 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion prices may be adjusted downward to a lower price per share based on the average of the three lowest closing prices for the five (5) trading days prior to conversion. The Investor has the right to cause the Debenture to be converted into Common Stock, subject to an ownership limitation of 4.99% of the outstanding Common Stock. The Company has the right to repurchase the Debenture at 106% of the face amount.

On May 31, 2007, the Company entered into the SPA with the Investor pursuant to which the Company sold to the Investor, and the Investor purchased from the Company, the Note in the principal amount of Nine Million Two Hundred Ninety-Two Thousand Eight Hundred Ninety-Four United States Dollars (US$9,292,894), the proceeds of which shall be used by the Company to finance the consideration paid by the Company to the Vendor in connection with the Purchase Agreement and Assignment (as discussed herein above) and for other general corporate purposes.

The Note shall accrue interest at a rate equal to twelve percent (12%) per annum, except that from and after the occurrence and during the continuance of an Event of Default (as defined in the Note), the interest rate shall be increased to eighteen percent (18%). The Note shall mature, unless extended by the holder, upon the earlier of (i) June 1, 2012, (ii) the consummation of a Change of Control (as defined in the Note) and (iii) the occurrence of an Event of Default or any event that with the passage of time and the failure to cure would result in an Event of Default. The Company may prepay the Note at any time upon not less than thirty (30) days prior written notice to the holder; provided, that any such prepayments shall applied first to unpaid late charges on principal and interest, if any, then to unpaid interest and then unpaid principal thereon. Furthermore, the Note shall be convertible into fully paid and nonassessable shares of Common Stock, at the holder’s discretion, at a conversion rate to be determined by dividing the amount to be converted by the lesser or (x) $0.04, subject to adjustment as provided herein and (y) eighty percent (80%) of the lowest daily weighted average price of the Common Stock during the five (5) trading days immediately preceding the conversion date. The Company shall not effect any conversion, and the holder of shall not have the right to convert any portion of the Note to the extent that after giving effect to such conversion, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

We received cash in the amount of $1,070,910 as a result of the funding of our May 31, 2007 Note for the acquisition of INII. This amount is reserved for future working capital. The Company’s secured convertible promissory Note in the amount of $9,292,894 requires that INII maintain EBITDA for each accounting period which equals or exceeds the applicable EBITDA threshold for such accounting period. INII’s EBITDA for the year ended December 31, 2007 was $1,695,974 versus $1,540,371 as required under Exhibit C of the Note.

The Company had working capital in the amount of $3,266,871 at December 31, 2007. Included in our working capital is $1,692,856 of marketable securities and approximately $1,800,000 and $1,900,000 of inventory and trade accounts receivable, respectively in our INII subsidiary.

Our cash flows for the years ended are summarized below:

	Year Ended December 31, 2007	Year Ended December 31, 2006

Net cash provided by (used) in operating activities	$333,562	$(36,270)
Net cash provided by in investing activities	$513,042	$325,000
Net cash provided by (used) in financing activities	$1,056,295	$(344,282)

Our cash has increased by $1,774,738 since December 31, 2006.

Management believes the Company has adequate working capital and cash to be provided from operating activities to fund current levels of operations. We anticipate that INII will grow significantly as it expands its market into the United States and develops an internet marketing strategy.

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

There have been no changes in accountants or disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures with the Company’s independent accountants during the two (2) fiscal years ended December 31, 2007.

Item 8A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the exchange Act is properly recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, as required by Rule 13a-15 of the Exchange Act. As described below, under "Management's Annual Report on Internal Control Over Financial Reporting", material weaknesses were identified in our internal control over financial reporting as of December 31, 2007, relating to our control environment, accounting system controls, and segregation of duties. Based on the evaluation described above, our Chief Executive Officer has concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control over Financial Reporting

Effective December 31, 2007, Natural Nutrition, Inc. was a “non-accelerated filer” as it was not considered an “accelerated filer” or “large accelerated filer” as such terms are defined by Rule 12b-2 of the Exchange Act.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles (“GAAP”). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.  In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected.  In assessing the effectiveness of our internal control over financial reporting, management identified the following three material weaknesses in internal control over financial reporting as of December 31, 2007:

1.
Deficiencies in the Company’s Control Environment. The Company’s control environment did not sufficiently promote effective internal control over financial reporting throughout the organization. This material weakness exists because of the aggregate effect of multiple deficiencies in internal control which affect the Company's control environment, including: (a) the lack of an audit committee, (b) the lack of independent financial expertise on the Board of Directors, and (c) the absence of a whistleblower hotline. The Company has no current plans, however, to establish an audit committee or to enter into a contract with an independent whistleblower hotline service provider, and accordingly, expects to continue to lack an audit committee, financial expertise on the Board of Directors, and a whistleblower hotline.

2.
Deficiencies in the Company’s Accounting System Controls. The Company failed to perform certain control procedures designed to ensure that the financial statement presentations and related disclosures were complete and in accordance with GAAP. These deficiencies include: (a) inadequate review of journal entries and wire transfers, (b) the lack of independent review of balance sheet account reconciliations and supporting calculations, (c) inadequate review of Canadian subsidiary as well as consolidated company financial statements, income tax calculations, and disclosure checklist and (d) inadequate communication between management and the accounting department.

3.
Deficiencies in Segregation of Duties at the Canadian Subsidiary. This material weakness exists because of the aggregate effect of multiple deficiencies concerning segregation of duties which may cause a material financial statement misstatement to be caused, or at least not be detected in a timely manner. At the Canadian subsidiary, the following duties are not segregated adequately: (a) generating and posting of journal entries, (b) generation, approval and processing of bank wire transfers, (c) completion of bank account reconciliations and custodian of blank check stock, and (d) creation and approval of purchase orders.

Based on the material weaknesses described above and the criteria set forth by the COSO Framework, we have concluded that our internal control over financial reporting at December 31, 2007, was not effective.  This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during the fourth quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management and the Audit Committee of the Company's Board of Directors have begun to develop remedial measures to address the internal control deficiencies identified above. The Company will monitor the effectiveness of planned actions and will make any other changes and take such other actions as management determines to be appropriate.

Remediation Initiatives

During fiscal 2008, we plan to implement a number of remediation measures to address the material weaknesses described above. These organizational and process changes will improve our internal controls environment and increased the likelihood of our identifying non-routine and non-systematic transactions.  The Company's remediation plans include:

1.
We plan to implement procedures for the adequate and independent review and approval of wire transfers, journal entries, financial statements, income tax calculations, and financial statement disclosure checklists.

2.
We plan to implement proper segregation of duties at our Canadian subsidiary regarding: a) generating and posting of journal entries, b) generation, approval and processing of bank wire transfers, c) completion of bank account reconciliations and custodian of blank check stock, and d) creation and approval of purchase orders.

Management recognizes that many of these enhancements require continual monitoring and evaluation for effectiveness. The development of these actions is an iterative process and will evolve as the Company continues to evaluate and improve our internal controls over financial reporting.

Management will review progress on these activities on a consistent and ongoing basis at the Chief Executive Officer and senior management level. We also plan to take additional steps to elevate Company awareness about and communication of these important issues through formal channels such as departmental meetings and training.

ITEM 8B.	Other Information.

None.

PART III

Item 9.Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a)  of the Exchange Act.

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

Name	Age	Position(s)
Timothy J. Connolly	55	Director, Chief Executive Officer and Interim Chief Financial Officer
Fred Zeidman	62	Chairman of the Board of Directors
Dr. Neil R. Reisman	59	Director

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

Set forth below is a brief description of the background and business experience of each of the Company's existing Directors and executive officers for the past five (5) years:

Timothy J. Connolly has served as Interim Chief Financial Officer of the Company since January 1, 2008, Chief Executive Officer of the Company since August 30, 2005 and has served as a Director of the Company effective August 25, 2005. Mr. Connolly has been actively engaged in the development of companies for over twenty (20) years, and has been the Chairman, President or CEO of numerous private and public companies. He is also an elected official, serving as the President and Chairman of the Board of Weston Municipal Utility District for the last twenty (20) years. Mr. Connolly has been a principal or consultant in transactions over the last twenty (20) years that total in excess of $500 million. He is particularly skilled in the areas of short and long term strategic planning, capital formation, mergers and acquisitions, marketing, sales strategy and crisis resolution. Mr. Connolly is also a nationally syndicated business journalist on both Business Talk Radio Network and Cable Radio Network.

Fred S. Zeidman has served as a Chairman of the Board of Directors of the Company effective May 25, 2007. He was appointed Chairman of the United States Holocaust Memorial Museum by President George W. Bush in March 2002. The Council, which includes fifty-five Presidentially-appointed members and ten (10) members from the U.S. Congress, is the governing board of the United States Holocaust Memorial Museum. A prominent Houston-based business and civic leader, Mr. Zeidman is former Chairman of the Board of Seitel, Inc. and Chairman of the Board of Corporate Strategies, Inc. Mr. Zeidman also currently serves as a director of Prosperity Bank in Houston. Mr. Zeidman holds a Bachelor's degree from Washington University in St. Louis, and a Master's in Business Administration from New York University.

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

The Company’s Board of Directors does not currently have an audit committee nor does it have an independent financial expert.

We are currently in the process of drafting our Code of Ethics.

Item 10. Executive Compensation.

Compensation of Executive Officers

The following table sets forth the annual and long-term compensation for services in all capacities for the fiscal years ended December 31, 2007 and 2006. No other executive officer received compensation exceeding $100,000 during the years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)

Timothy J Connolly, CEO, Interim CFO	2007	$150,000	$50,000	$42,500	$242,500
	2006	$140,000	$25,000	$-	$165,000

Wm. Chris Mathers, Former CFO	2007	$60,000	$1,250	$4,000	$65,250
	2006	$30,500	$1,500	$-	$32,000

Narrative Disclosure to Summary Compensation Table

The Chief Executive Officer is not compensated by the Company for his work as CEO, but is paid out of the cash flows of CSIBF to comply with the terms of the Company’s lending agreement with the Investor.

Stock Options

For the years ended December 31, 2007 and 2006, there were no options granted.

Employment Agreements

Fred S. Zeidman has an Employment Agreement to act as the Company and INII’s non-executive Chairman of the Board through May 2012.

Outstanding Equity Awards At Fiscal Year-End

None.

Compensation of Directors

DIRECTOR COMPENSATION

	Fees Earned
	or Paid in		All Other
Name	Cash	Stock Awards	Compensation	Total

Timothy J. Connolly	$-	$-	$-	$-
Dr. Neil R. Reisman	$12,000	$-	$-	$12,000
Fred S. Zeidman	$-	$7,500	$127,787	$135,287

Item 11.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

(a)	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT & NATURE OF BENEFICIAL OWNER		PERCENT OF CLASS

Common	Susan Greenfield
	19277 Natures View Court
	Boca Raton, FL 33498	4,047,855		10.88	%(1)

Common	Timothy J. Connolly
	109 North Post Oak Lane
	Suite 422
	Houston, TX 77024	73,092,958	(2)	68.40	%(1)

Common	Jan Carson Connolly
	8602 Pasture View Lane
	Houston, TX 77024	73,092,958	(3)	68.40	%(1)

Common	Michael O. Sutton
	10806 Briar Branch Lane
	Houston, TX 77024	19,624,050	(7)	34.73	%(1)

Series B Preferred	Timothy J. Connolly
	109 North Post Oak Lane
	Suite 422
	Houston, TX 77024	71,455	(4)	75.66	%(6)

Series B Preferred	Jan Carson Connolly
	8602 Pasture View Lane
	Houston, TX 77024	71,455	(5)	75.66	%(6)

Series B Preferred	Michael O. Sutton
	10806 Briar Branch Lane
	Houston, TX 77024	19,798		20.96	%(6)

(1)
Applicable percentage of beneficial ownership is based on 37,196,387 shares of Common Stock issued and outstanding on March 26, 2008 and that number of shares issuable upon conversion held by such shareholder as of March 26, 2008. Each Series B Preferred share shall be convertible into 975 shares of Common Stock. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days of March 26, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Includes 59,216,625 shares issuable upon conversion of 60,735 shares of Series B Preferred held by Mr. Connolly and 10,452,000 shares issuable upon conversion of 10,720 shares of Series B Preferred held by spouse and 3,424,333 common shares held by spouse.

(3)
Includes 10,452,000 shares issuable upon conversion of 10,720 shares of Series B Preferred held by Mrs. Connolly and 59,216,625 shares issuable upon conversion of 60,735 shares of Series B Preferred held by spouse.

(4)	Includes 60,735 shares of Series B Preferred and 10,720 shares of Series B preferred held by spouse.

(5)	Includes 10,720 shares of Series B Preferred and 60,735 shares of Series B preferred held by spouse.

(6)
Applicable percentages of beneficial ownership are based on 94,443 shares of Series B Preferred outstanding on March 26, 2008 for each shareholder. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days of March 20, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(7)	Includes 19,303,050 shares issuable upon conversion of 19,798 shares of Series B Preferred held by Mr. Sutton.

(b) SECURITY OWNERSHIP OF MANAGEMENT

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	AMOUNT & NATURE OF BENEFICIAL OWNERSHIP		PERCENTAGE OF CLASS

Common	Timothy J. Connolly	73,092,958	(1)	68.40	%(2)

Common	Fred Zeidman	781,250		2.10%

Common	Dr. Neal Robert Reisman	0		0%

Common	ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (3 PERSONS)	73,874,208	(1)	69.13	%(2)

Series B Preferred	Timothy J. Connolly	71,455	(3)	75.66	%(4)

Series B Preferred	Fred Zeidman	0		0%

Series B Preferred	Dr. Neal Robert Reisman	0		0%

Series B Preferred	ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP (3 PERSONS)	71,455	(3)	75.66	%(4)

(1)
Includes 59,216,625 shares issuable upon conversion of 60,735 shares of Series B Preferred held by Mr. Connolly and 10,452,000 shares issuable upon conversion of 10,720 shares of Series B Preferred held by spouse and 3,424,334 shares of Common Stock held by spouse.

(2)
Applicable percentage of ownership is based on 37,196,387 shares of Common Stock issued and outstanding on March 26, 2008 and that number of shares issuable upon conversion held by such shareholder as of March 26, 2008. Each Series A Preferred share shall be convertible into 975 shares of Common Stock. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days of March 26, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 60,735 shares of Series B Preferred and 10,720 shares of Series B Preferred held by spouse.

(4)
Applicable percentages of ownership are based on 94,443 shares of Series B Preferred outstanding on March 26, 2008 for each shareholder. Beneficial ownership is determined in accordance within the rules of the SEC and generally includes voting of investment power with respect to the securities. Shares subject to securities exercisable or convertible into shares of Common Stock that are currently exercisable or exercisable within sixty (60) days of March 26, 2008 are deemed to be beneficially owned by the person holding such options for the purpose of computing the percentage of ownership of such persons, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 12.Certain Relationships and Related Transactions, and Director Independence.

The Investor has significant relationships with formerly affiliated companies, both as a purchaser and lender.

Because of its prior size, the Company shared its accounting staff with a formerly affiliated company and is comprised of its Controller and a part-time data entry clerk. The controller and data entry clerk are considered independent contractors whom also work for a former affiliated company as independent contractors. During 2007 and 2006, the Company was allocated approximately $240,000 and $305,000, respectively, of general and administrative expenses by its former affiliate.

Director Independence

Name	Independence	Position(s)
Timothy J. Connolly	Not Independent	Director and Chief Executive Officer, Interim Chief Financial Officer
Fred Zeidman	Not Independent	Chairman of the Board of Directors
Dr. Neil R. Reisman	Independent	Director

Due to the limited number of directors, the Company has no committees.

 Item 13. Exhibits.

(a)	Documents Files As A Part of This Report:

See Index to Consolidated Financial Statements attached which are filed as part of this Annual Report.

(b)	Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1 and 3.2	Articles of Incorporation and Conversion of Natural Nutrition, Inc.	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Form 10-KSB as filed with the Securities and Exchange Commission on April 13, 2007

4.1	CSI Business Finance, Inc. 2006 Stock Incentive Plan.	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 14, 2006.

10.5	Share Exchange Agreement, dated June 17, 2005, by and among Health Express USA, Inc., CSI Business Finance, Inc. and the shareholders of CSI Business Finance, Inc.	Incorporated by reference as Exhibit 99.1 to the Company's Current Report on 8-K filed with the U.S. Securities and Exchange Commission on June 21, 2005

10.6	Amendment No. 1 to the Share Exchange Agreement, dated August 5, 2005, by and among the Health Express USA, Inc., CSI Business Finance, Inc. and the shareholders of CSI Business Finance, Inc.	Incorporated by reference as Exhibit 99.2 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on August 30, 2005

10.7	Securities Purchase Agreement, dated as of September 9, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005

10.8	Security Agreement, dated as of September 9, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.2 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005

10.9	Investor Registration Rights Agreement, dated as of September 9, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.3 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005

10.10	Convertible Debenture, dated as of September 9, 2005, issued to Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.4 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005

10.11	Escrow Agreement, dated September 9, 2005, by and among the Company, Cornell Capital Partners, LP and David Gonzalez, Esq.	Incorporated by reference as Exhibit 99.5 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005

10.12	Assignment Agreement, dated September 9, 2005, by and among the Company, Cornell Capital Partners and Bio-One Corporation	Incorporated by reference as Exhibit 99.6 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005

10.13	Collateral Assignment Agreement, dated September 9, 2005, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference as Exhibit 99.7 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on September 13, 2005

10.14	Agreement With Respect To Obligations, dated March 10, 2006, by and between Bio-One Corporation and CSI Business Finance, Inc., on behalf of itself and as agent for Cornell Capital Partners, LP	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on March 17, 2006

10.15
Agreement With Respect To Obligations In Lieu of Foreclosure, dated March 22, 2006, by and between Bio-One Corporation and CSI Business Finance, Inc., on behalf of itself and as agent for Cornell Capital Partners, LP
Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on March 24, 2006

10.16	Assignment of Claims, dated March 22, 2006, by and between Bio-One Corporation and CSI Business Finance, Inc.	Incorporated by reference as Exhibit 10.2 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on March 24, 2006

10.17	Agreement, dated January 24, 2008, by and between Global Virtual Opportunities and Natural Nutrition, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K as filed with the SEC on February 1, 2008

10.18	Securities Purchase Agreement dated as of May 31, 2007, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K as filed with the SEC on June 6, 2007

10.19	Promissory Note, dated as of May 31, 2007, issued by the Company to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on 8-K as filed with the SEC on June 6, 2007

10.20	Warrant, dated as of May 31, 2007, issued by the Company to Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on 8-K as filed with the SEC on June 6, 2007

10.21	Amended and Restated Security Agreement, dated as of May 31, 2007, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on 8-K as filed with the SEC on June 6, 2007

10.22	Securities Pledge Agreement, dated as of May 31, 2007, by and between the Company and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on 8-K as filed with the SEC on June 6, 2007

10.23	Agreement, dated as of May 31, 2007, by and among the Company, Mr. Timothy J. Connolly and Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on 8-K as filed with the SEC on June 6, 2007

10.24	Employment Agreement, dated as of May 31, 2007, by and between the Company and Mr. Fred Zeidman	Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on 8-K as filed with the SEC on June 6, 2007

10.25	Registration Rights Agreement, dated as of May 31, 2007, by and between the Company, Cornell Capital Partners, LP	Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on 8-K as filed with the SEC on June 6, 2007

10.26	Irrevocable Transfer Agent Instructions, dated as of May 31, 2007, by and among the Company, Cornell Capital Partners, LP and Worldwide Stock Transfer, LLC	Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on 8-K as filed with the SEC on June 6, 2007

10.27	Purchase Agreement, dated May 25, 2007 but effective as of May 31, 2007, by and between the Company and Nesracorp. Inc.	Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on 8-K as filed with the SEC on June 6, 2007

10.28	Assignment and Conveyance, dated May 25, 2007 but effective as of May 31, 2007, by and between the Company and Nesracorp. Inc.	Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on 8-K as filed with the SEC on June 6, 2007

10.29
Mutual Full and Final Release, dated May 25, 2007 but effective as of May 31, 2007, by and among the Company, Nesracorp. Inc., Eli Nesrallah, Joseph Nesrallah, Pamela Nesrallah and Pricewaterhousecoopers, Inc., et al.
Incorporated by reference to Exhibit 10.12 to the Company’s Current Report on 8-K as filed with the SEC on June 6, 2007

10.30	Amended and Restated Secured Convertible Debenture, dated May 31, 2007, issued by Natural Nutrition, Inc. to Cornell Capital Partners, L.P. (n/k/a YA Global Investments, L.P.)	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 31, 2007

10.31	Agency Agreement, dated August 9, 2007, by and between the Natural Nutrition, Inc. and Alena, LLC	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on September 24, 2007

10.32	Letter Agreement, dated September 9, 2007, by and between Natural Nutrition, Inc. and Natalie Waples	Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on September 24, 2007

10.33	Letter Agreement, dated September 13, 2007, by and between Natural Nutrition, Inc. and Carl Silvani	Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on September 24, 2007

10.34	Letter Agreement, dated October 30, 2007, by and between Natural Nutrition, Inc. and YA Global Investments, L.P.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 31, 2007

10.35	Purchase Agreement, dated effective as of December 31, 2007, by and among Natural Nutrition, Inc., CSI Business Finance, Inc. and Corporate Strategies, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 3, 2008

10.36	Agreement, dated January 24, 2008, by and between Global Virtual Opportunities and Natural Nutrition, Inc.	Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on February 1, 2008

16.1	Letter, dated October 31, 2005, from Salberg & Company, P.A.	Incorporated by reference as Exhibit 99.1 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on November 2, 2005

31.1	Certificate pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

ITEM 14. Principal Accountant Fees and Services.

(1) Natural Nutrition, Inc. paid Thomas Leger & Co., L.L.P. ("Leger") $32,345 for audit related fees of $27,443 for the audit of fiscal year 2006 and for 2006 quarterly reviews. The Company paid Leger audit related fees of $50,285 for the audit of fiscal year 2007 and for 2007 quarterly reviews. Fees for the 2007 audit above represent fees billed through March 21, 2008 and do not include the final billing for the 2007 audit.

(2) The Company has not paid Leger for assurance and related services.

(3) The Company has not paid Leger for tax services.

(4) The Company has not paid Leger for any other services.

(5) Audit Committee pre-approval policies and procedures - The Company does not currently have an audit committee. Timothy J. Connolly, Director of Natural Nutrition, Inc. approved the engagement of Leger.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2008	NATURAL NUTRITION, INC.

	By:	/s/ Timothy J. Connolly
	Name:	Timothy J. Connolly
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Timothy J. Connolly	April 4, 2008
Name: Timothy J. Connolly Titles: Chief Executive Officer, Interim Chief Financial Officer, Principal Executive Officer, Interim Principal Financial and Accounting Officer and Director

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FRIM

To the Shareholders
Natural Nutrition, Inc. and Subsidiaries
Houston, Texas

We have audited the accompanying consolidated balance sheet of Natural Nutrition, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the financial position of Natural Nutrition, Inc. and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Thomas Leger & Co., L.L.P.
Thomas Leger & Co., L.L.P.

March 21, 2008
Houston, Texas

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS
CURRENT ASSETS
Cash	$1,923,429
Trade accounts receivable-net of $35,307 allowance for doubtful accounts	1,860,411
Notes receivable	1,203,405
Inventory-net of allowance of $108,400	1,770,595
Investment in marketable securities	1,692,856
Deferred finance costs	134,977
Prepaids, accrued interest and other accounts receivable	287,984
Total current assets	8,873,657

NONCURRENT ASSETS
Fixed assets, net	1,361,530
Intellectual property, net	4,294,719
Goodwill	9,900,198
Total noncurrent assets	15,556,447
TOTAL ASSETS	$24,430,104
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$1,382,476
Accrued interest payable	275,503
Current portion of note payable	1,529,040
Deferred taxes payable	2,419,767
Total current liabilities	5,606,786

NONCURRENT LIABILITIES
Convertible debenture payable-net of discount of $167,777	15,233,120
Convertible note payable-net of discount of $1,935,709	5,828,145
Derivative liabilities	12,184,777
Deferred taxes payable	649,226
Capital lease obligations	148,902
Accrued interest payable	1,483,384
Total liabilities	41,134,340

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT

Preferred stock, $.01 par value; 10,000,000 shares authorized
Preferred stock Series A Convertible $0.01 par value; 100,000 shares authorized, 94,443 shares issued and outstanding and no liquidation or redemption value	944
Common stock, par value $0.001; 10,000,000,000 shares authorized; 37,196,387 issued and outstanding	29,757
Additional paid-in capital	497,074
Retained deficit	(18,511,466)
Accumulated other comprehensive income, foreign currency translation adjustment	1,279,455
Total shareholders' deficit	(16,704,236)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$24,430,104

The accompanying notes are an integral part of these consolidated financial statements

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006
REVENUE
Sales revenue	$9,357,137	$-
Lease income	-	39,684
Fee income	2,965	93,071
Trading gains (losses)	(6,554)	(168,398)
Dividends from marketable securities	10,352	362,528
Interest income from notes and debenture receivable	255,939	282,147
Total revenue	9,619,839	609,032

COST OF GOODS SOLD	7,843,117	-
GROSS PROFIT	1,776,722	609,032

OPERATING EXPENSES
Salaries and benefits	749,041	333,830
Bad debt expense	856,233	-
Professional fees	1,375,368	553,855
Other expenses	906,927	248,822
Depreciation and amortization	67,688	-
Allocated overhead from affiliated entity	240,094	305,482
Total operating expenses	4,195,351	1,441,989
OPERATING LOSS	(2,418,629)	(832,957)

OTHER (INCOME) EXPENSE
Net change in fair value of derivatives	10,834,139	(27,874)
Interest income	(82,453)	(46,972)
Interest expense	1,940,716	1,219,718
Loss on extinguishment of debenture receivable	-	639
Gain on sale of notes receivable and other income	(318,002)	-
Total other expense	12,374,400	1,145,511

Loss before provision for income taxes	(14,793,029)	(1,978,468)

INCOME TAX PROVISION (BENEFIT):
Current	(26,709)	-
Deferred	(105,066)	-
	(131,775)	-

NET LOSS APPLICABLE TO COMMON SHARES	$(14,661,254)	$(1,978,468)

Basic and diluted loss per share	$(0.61)	$(0.20)

Weighted shares outstanding - basic and diluted	23,850,763	9,747,748

OTHER COMPREHENSIVE INCOME

NET LOSS	$(14,661,254)	$(1,978,468)
Foreign currency translation adjustment	1,279,455	-
COMPREHENSIVE LOSS	$(13,381,799)	$(1,978,468)

The accompanying notes are an integral part of these consolidated financial statements

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
For the Years Ended December 31, 2006 and 2007

	Series A Preferred		Common Stock		Additional Paid-in	Retained	Accumulated Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

Balance, December 31, 2005	100,000	$1,000	196,489,385	$157,191	$-	$(1,871,744)	$-	$(1,713,553)
Effect of reverse stock split	-	-	(188,629,789)	(150,904)	150,904	-		-
Issuance of common stock:
For services	-	-	2,007,839	1,606	49,582			51,188
Conversion of debentures	-	-	636,969	510	6,491			7,001
Conversion of preferred	(4,763)	(48)	4,643,925	3,716	(3,668)	-		-
Net loss	-	-	-	-	-	(1,978,468)	-	(1,978,468)
Balance, December 31, 2006	95,237	952	15,148,329	12,119	203,309	(3,850,212)	-	(3,633,832)
Issuance of common stock:
For services			1,784,090	1,427	14,273			15,700
To employees			7,083,333	5,667	62,367			68,034
Conversion of debentures			11,225,382	8,980	206,681			215,661
Conversion of preferred	(794)	(8)	1,955,253	1,564	10,444	-		12,000
Net loss	-	-	-	-	-	(14,661,254)		(14,661,254)
Foreign currency translation	-	-	-	-	-	-	1,279,455	1,279,455
Balance, December 31, 2007	94,443	$944	37,196,387	$29,757	$497,074	$(18,511,466)	$1,279,455	$(16,704,236)

The accompanying notes are an integral part of these consolidated financial statements

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,661,254)	$(1,978,468)
Adjustment to reconcile net income to net cash provided (used) in operating activities:
Depreciation and amortization	508,814	3,029
Non-cash deferred revenue	-	(39,581)
Non-cash interest expense - derivatives	487,221	325,888
Net change in derivative liability	10,834,139	(27,874)
Non-cash consulting expense	889,804	-
Non-cash bad debts	856,233	-
Non-cash gain on sale of notes receivable	(300,250)	-
Non-cash issued to employees/vendors	83,734	-
(Increase) decrease in assets:
Change in trade receivables	321,328	-
Other accounts receivable	(6,798)	(15,554)
Change in inventory	764,706	-
Notes receivable	432,612	(1,505,030)
Change in deventure receivable	-	519,238
Change in due from affiliate	58,544	(84,077)
Change in minimum lease payments receivable	-	241,532
Prepaid and other	149,855	(91,828)
Investment in marketable securities	(573,219)	4,952,082
Increase (decrease) in liabilities:
Change in margin loan	(14,143)	(2,922,051)
Accounts payable	(106,134)	(40,730)
Accrued liabilities	953,505	521,065
Income tax and deferred taxes	(239,046)	-
Due to affiliate	(106,089)	106,089
Net cash provided by (used in) operating activities	333,562	(36,270)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(95,980)	-
Sale of asset	-	350,000
Cash acquired from acquisition	609,022	-
Purchase of common stock	-	(25,000)
Net cash provided by investing activities	513,042	325,000
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note, net	1,070,910	-
Payments on notes payable, net	(14,615)	(344,282)
Net cash provided by (used in) financing activities	1,056,295	(344,282)
EFFECT OF EXCHANGE RATE CHANGE ON CASH	(128,161)	-
NET CHANGE IN CASH	1,774,738	(55,552)
CASH, BEGINNING OF YEAR	148,691	204,243
CASH, END OF YEAR	$1,923,429	$148,691

The accompanying notes are an integral part of these consolidated financial statements

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

SUPPLEMENTAL INFORMATION
Interest paid	$375,000	$432,132
Taxes paid	$-	$-
Purchase of INII:
Fair value of assets acquired	$18,985,455	$-
Liabilities assumed	$4,720,596	$-
Discount on convertible note	$2,185,159	$-
Embeded derivative and warrant liability	$1,180,384	$-
Convertible notes payable, net of discount	$8,221,984	$-
Deferred finance costs	$153,000	$-
Notes receivable issued	$294,477	$-
Acquisition of minority interest in subsidiary	$889,804	$-
Asset sales	$640,013	$-
Sale of notes receivable	$398,629	$-
Conversion of debentures, preferred stock and stock for services:
Convertible debt and preferred stock	$227,661	$-
Preferred stock	$8	$-
Common stock	$17,638	$5,832
Paid in capital	$293,765	$52,405
Exchange of certain receivable for common stock:
Common stock acquired	$-	$9,887,959
Debentures and notes receivable exchanged	$-	$9,609,283
Accrued interest receivable exchanged	$-	$278,676

The accompanying notes are an integral part of these consolidated financial statements

NATURAL NUTRITION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2007 and 2006

Note 1 - DESCRIPTION OF MERGER AND RELATED EVENTS

Natural Nutrition, Inc. (the “Company”) was incorporated in Florida on July 2, 1998. On August 25, 2005, the Company completed the closing of that certain Share Exchange Agreement, by and between the Company, CSI Business Finance, Inc., a Texas corporation and now wholly-owned subsidiary of the Company herein referred to as ("CSI-BF") and the shareholder of CSI-BF (the "CSI-BF Shareholder").

On August 25, 2005, the Company effectively exchanged with the CSI-BF Shareholder the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company, and CSI-BF became a wholly-owned subsidiary of the Company. Each share of the Company's Series A Preferred Stock is convertible into 780 shares of common stock of the Company, beginning one year after the effective date of the merger. The Preferred shares were subsequently distributed to the shareholders of Corporate Strategies, Inc., the former shareholder of CSI-BF. In addition, at the exchange date, 5,408,576 shares of common stock of the Company were issued to pay off notes and debentures. If the preferred shareholders were to convert to common stock as of the date of the merger, they would hold 97,500,000 shares, or ninety-two and one half percent (92.5%) of the issued and outstanding shares of common stock of the Company. This conversion would result in the Series A Preferred Shareholders effectively controlling the Company.

The Series A Convertible Preferred Shareholders and the holders of the common stock of the Company vote together and not as separate classes, and the Preferred Stock shall be counted on an "as converted" basis, thereby giving the Preferred Shareholders control of the Company. The transaction was accounted for as a reverse acquisition since control of the Company passed to the shareholders of the acquired company (CSI-BF).

The Company was subsequently renamed in 2005 to CSI Business Finance, Inc. (the Florida corporation). In September of 2006, CSI Business Finance, Inc. changed its name to Natural Nutrition, Inc. and simultaneously redomiciled from Florida to Nevada.

On January 29, 2008, our Board of Directors approved a 5 for 4 forward common stock split. All references to our common stock in this document are stated in shares after the forward stock split. Our Board of Directors had previously approved a 1 for 25 reverse common stock split on May 23, 2006.

The accompanying consolidated financial statements for prior years contain certain reclassifications to conform with current year presentation.

Note 2 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

CSI-BF, the operating entity of the Company, was incorporated primarily for the purpose of engaging in equipment leasing. Subsequent to the merger, the Company's consolidated operations expanded to include the purchase of debentures and notes receivable, secured lending and factoring to micro-cap public and private companies, and investing in marketable securities.

In June 2007, the Company acquired Interactive Nutrition International, Inc. (INII), a manufacturer of health food and nutritional products whose sales are primarily in Canada. INII sells its products to wholesalers, distributors and product representatives. The sales are under their own brand name as well as private label brands. In December 2007, the Company discontinued its leasing, factoring and investing operations in CSI-BF and changed CSI-BF’s primary focus to the marketing of INII’s products. In March 2008, CSI-BF changed its name to iNutrition, Inc.

The consolidated financial statements include the accounts of Natural Nutrition, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Note 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable
Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are generally due within 30 days and are stated at amounts due from the customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The Company regularly monitors and assesses its risk of not collecting amounts owed by its customers. This evaluation is based upon an analysis of amounts current and past due along with relevant history and facts particular to the customer such as collection history and the results of credit inquiries. The Company believes that its allowance for doubtful accounts is adequate to cover any potential losses on its credit risk exposure. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowances for doubtful accounts.

Inventories	Labels, packaging and raw materials are stated at the lower of cost or market. Cost is determined using the moving average cost method.

Finished goods are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method.

Advertising Costs
Advertising costs, including cooperative advertising payments to retailers, are charged to expense in the period that the advertising first takes place. Advertising costs for the year ended December 31, 2007 were $16,574.

Shipping Costs	Shipping costs associated with the distribution of finished product to our customers are recorded as cost of goods sold and are recognized when the related finished product is shipped to the customer.

Research and Development	All expenditures for research and development are charged against earnings in the year incurred.

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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109” (“FIN 48”), on January 1, 2007. The Company had no financial statement impact from the adoption of FIN 48. The Company’s policy is that it would recognize interest and penalties accrued on any unrecognized tax benefits as interest and penalty expense. The interest and penalty for the year 2007 was $147,814 and $-0- for the year 2006.

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

Cash and Cash Equivalents	For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity of three months or less to be cash equivalents.

Collectibility of Notes
Receivable	The notes are valued quarterly to determine collectibility. The Company does not believe any reserve for collectibility is required at December 31, 2007.

Stock-Based Compensation
In 2006, the Company approved a new stock plan (“2006 Stock Incentive Plan”). Effective January 1, 2006, the Company follows SFAS No. 123R, Share Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payment to employees, including grants to employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values on grant date. For options with graded vesting, the Company fair values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than as an operating activity.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 as amended and Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date of the fair value of the equity instrument issued is the earlier of the date on which the counterparty’s performance is complete or the date on which it is probable that performance will occur.

Fair Value Disclosure at
December 31, 2007	The carrying value of cash, notes and accounts receivable, accounts payable, accrued liabilities and notes payable are reasonable estimates of their fair value because of short-term maturity.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the application of SFAS No. 109, Accounting for Income Taxes, by establishing a threshold condition that a tax position must meet for any part of the benefit of that position to be recognized in the financial statements. In addition to recognition, FIN 48 provides guidance concerning measurement, derecognition, classification and disclosure of tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006; accordingly, the Company adopted FIN 48 effective as of January 1, 2007. The adoption of FIN 48 did not have a material impact on its effective tax rate.

In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  SAB 108 provides guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 established a dual approach that requires quantification of errors under two methods: (1) roll-over method which quantifies the amount by which the current year income statement is misstated, and (2) the iron curtain method which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. In some situations, companies will be required to record errors that occurred in prior years even though those errors were immaterial for each year in which they arose. Companies may choose to either restate all previously presented financial statements or record the cumulative effect of such errors as an adjustment to retained earnings at the beginning of the period in which SAB 108 is applied. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement did not have an impact on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement clarifies how to measure fair value as permitted under other accounting pronouncements but does not require any new fair value measurements. SFAS No. 157 was originally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. On February 12, 2008, the FASB issued Final FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”). FSP No. 157-2, which was effective upon issuance, delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value at least once a year, to fiscal years beginning after November 15, 2008. The Company expects to adopt SFAS No. 157 on January 1, 2008 and 2009 for financial assets and financial liabilities and non-financial assets and non-financial liabilities, respectively. The Company does not believe that the adoption of SFAS No. 157 will have a material effect on the Company’s consolidated financial statements.

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of FIN 48 did not have a material effect on the Company’s financial condition or results of operations for the year ended December 31, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company expects to adopt SFAS No. 159 on January 1, 2008. The Company has evaluated the impact of adopting SFAS No. 159 and has determined that it will not elect the fair value option under SFAS No.159 for any financial instruments that are not required to be presented at fair value under generally accepted accounting principles.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Before this statement, limited guidance existed for reporting non-controlling interests (minority interest). As a result, diversity in practice exists. In some cases minority interest is reported as a liability and in others it is reported in the mezzanine section between liabilities and equity. Specifically, SFAS 160 requires the recognition of a non-controlling interest (minority interest) as equity in the consolidated financials statements and separate from the parent’s equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment on the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interests. SFAS 160 is effective for the Company on January 1, 2009. Earlier adoption is prohibited. The Company is currently evaluating the impact, if any, the adoption of SFAS 160 will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any non-controlling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. The Company is currently evaluating the impact SFAS No. 141R will have on any future business combinations.

NOTE 4 – PURCHASE OF THE SENIOR DEBT OF INTERACTIVE NUTRITION INTERNATIONAL, INC.

Effective May 31, 2007, Natural Nutrition, Inc., a Nevada corporation (the “Company”) closed on a purchase agreement (the “Purchase Agreement”) with Nesracorp. Inc., a company organized under the laws of Canada (the “Vendor”) pursuant to which the Company purchased from the Vendor, and the Vendor sold, assigned transferred and conveyed to the Company, all of Vendor’s right, title, benefit and interest in (a) all of the then outstanding principal and interest accrued thereon (the “Indebtedness”) owed to the Vendor by Interactive Nutrition International, Inc. (“INII”), a company organized under the laws of Canada and a wholly-owned subsidiary of the Company, under a promissory note in the original principal amount of Fifteen Million Canadian Dollars (Cdn$15,000,000) issued (in part) by INII to the Vendor on March 31, 2004 (the “Subsidiary Note”) and (b) a general security agreement, of even date with the Subsidiary Note, and a share pledge agreement, of even date with the Subsidiary Note, both granted concurrently by INII and its shareholder, the Company (as successor in interest to the now defunct Bio One Corporation) in connection with the Indebtedness (together, both instruments are hereinafter referred to as the “Security”) for a purchase price equal to (i) Seven Million Six Hundred Fifty Thousand Canadian Dollars (Cdn$7,650,000, US$7,064,695) and (ii) the execution by the Company of that certain Mutual Release.  The Company and the Vendor entered into an Assignment and Conveyance (“Assignment”), of even date with the Purchase Agreement, in order to properly effectuate the assignment by the Vendor to the Company of all of the right, title, benefit and interest in and to the Purchased Assets (as defined therein), which such Purchased Assets include, without limitation, the Indebtedness, the Security and all loan, security and other documentation relating to the Indebtedness and the Security purchased under the Purchase Agreement.  The Company and the Vendor executed the Purchase Agreement, the Mutual Release and the Assignment on May 25, 2007; however they closed the transactions upon the execution of the SPA (as defined and discussed herein below) on May 31, 2007.

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

The Note shall accrue interest at a rate equal to twelve percent (12%) per annum, except that from and after the occurrence and during the continuance of an Event of Default (as defined in the Note), the interest rate shall be increased to eighteen percent (18%). The Note shall mature, unless extended by the holder, upon the earlier of (i) June 1, 2012, (ii) the consummation of a Change of Control (as defined in the Note) and (iii) the occurrence of an Event of Default or any event that with the passage of time and the failure to cure would result in an Event of Default. The Company may prepay the Note at any time upon not less than thirty (30) days prior written notice to the holder; provided, that any such prepayments shall applied first to unpaid late charges on principal and interest, if any, then to unpaid interest and then unpaid principal thereon. Furthermore, the Note shall be convertible into fully paid and non-assessable shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the holder’s discretion, at a conversion rate to be determined by dividing the amount to be converted by the lesser or (x) $0.04, subject to adjustment as provided herein and (y) eighty percent (80%) of the lowest daily weighted average price of the Company’s common stock, par value $0.001 per share (“Common Stock”) during the five (5) trading days immediately preceding the conversion date. The Company shall not effect any conversion, and the holder of shall not have the right to convert any portion of the Note to the extent that after giving effect to such conversion, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

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

Until the Note has been converted, redeemed or otherwise satisfied in full in accordance with its terms, the Company shall not, directly or indirectly, redeem, repurchase, or declare or pay any cash dividend or distribution on, its capital stock without the prior express written consent of the holder or, dissolve, liquidate, consolidate with or into another person, or dispose of or otherwise transfer (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any person or acquire any assets or business or any interest in any person or entity in excess of One Hundred Thousand United States Dollars (US$100,000), except for purchases of inventory, raw materials and equipment in the ordinary course of business. So long as the Note is outstanding, for each accounting period identified in an exhibit to the Note, the Company shall maintain EBITDA for such accounting period which equals or exceeds the applicable EBITDA threshold for such accounting period. INII’s EBITDA for the year ended December 31, 2007 was $1,695,974 versus $1,540,371 as required under Exhibit C of the Note.

In connection with the SPA, the Company also issued to the Investor warrants to purchase, in Investor’s sole discretion, Sixty-Two Million Five Hundred Eight Thousand One Hundred Seventy-Nine (78,135,224) shares of Common Stock at a price of $0.01 per share (the “Warrant”). So long as the Company is in default under any of the Transaction Documents (as defined in the SPA) or the shares underlying the Warrant are not subject to an effective registration statement, the holder may, in its sole discretion during such time, exercise the Warrant in whole or in part and, in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the Aggregate Exercise Price (as defined in the Warrant), elect instead to receive upon such exercise the net number of shares of Common Stock determined according to a specified formula set forth in the Warrant. The Company shall not effect the exercise of the Warrant, and the holder shall not have the right to exercise the Warrant, to the extent that after giving effect to such exercise, such person (together with such person’s affiliates) would beneficially own in excess of 4.99% of the shares of Common Stock outstanding immediately after giving effect to such exercise.

Contemporaneously with the execution and delivery of the SPA, the Company and the Investor executed and delivered a registration rights agreement (the “RRA”) pursuant to which the Company shall provide certain registration rights to Investor with respect to the Registrable Securities (as defined in the RRA) under the Securities Act of 1933, as amended and the rules and regulations promulgated there-under, and applicable state securities laws. Specifically, if the Company shall receive at any time and from time to time after the aggregate principal amount of the Note is below One Million Five Hundred Thousand United States Dollars (US$1,500,000) in whatever form, including without limitation, the reduction of the outstanding balance by conversions by the Investor into shares of Common Stock or cash payments by the Company, a written request from the holders of at least fifty percent (50%) of the Registrable Securities then outstanding, that the Company file with the U.S. Securities and Exchange Commission (“SEC”) a registration statement covering the resale of the Registrable Securities, then the Company shall, within thirty (30) days of the receipt thereof, provide written notice of such request to all other holders of Registrable Securities, if any, and file with the SEC such registration statement, as soon as practicable, following receipt of the registration request. The registration statement shall register for resale at least thirty-three percent (33%) of the Company’s market capitalization based on the Company’s shares of Common Stock issued and outstanding and market price of the Company’s shares of Common Stock at the time of the registration request less any shares of Common Stock held by affiliates of the Company, or such greater amount as the Company in good faith believes the SEC may permit to be registered. The Company shall use its best efforts to have the registration statement declared effective by the SEC no later than such date as follows: (i) in the event that the registration statement is not subject to a review by the SEC, sixty (60) calendar days after the date of the registration request or (ii) in the event that the registration statement is subject to a review by the SEC, one hundred twenty (120) calendar days after the date of the registration request.

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

As a result of the above, the Company acquired control of INII as of May 31, 2007 and took possession. The following table summarizes the estimated fair values of the assets acquired including cash of $609,022 and liabilities assumed at the date of acquisition of control and possession.

Interactive Nutrition International, Inc.
At May 31, 2007

Current Assets	$5,708,008
Property, plant and equipment	1,285,056
Intangible assets	4,305,174
Goodwill	8,495,290
Total assets acquired	19,793,528
Current liabilities	1,403,528
Income taxes payable	3,151,910
Long-term debt	7,229,853
Total liabilities assumed	11,785,291
Net assets acquired	$8,008,237

Of the $4,305,174 of acquired intangible assets, $1,102,864 was assigned to trade secrets and $3,202,310 was assigned to the customer list. The intangible for trade secrets is subject to amortization over a period of six years and the intangible for the customer list is being amortized over eight years for a weighted average of 7.4 years. The amortization for the next five years is estimated to be approximately $584,000 based on the intangible value at the date of acquisition. At December 31, 2007, approximately $8,505,000 of the goodwill associated with this acquisition will be a tax deduction against the income of the foreign subsidiary. In December 2007, the Company reacquired the 10% minority interest previously held by a former affiliate for $889,804, the price paid by the former affiliate at May 31, 2007.

Since the acquisition was completed on May 31, 2007, only the period from June 1 through December 31, 2007 is included in our results of operations for the year ended December 31, 2007.

The following unaudited pro forma financial information presents the consolidated results of operations for the year ended December 31, 2007, as if the acquisition had occurred on January 1, 2007, after giving effect to certain adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during this period.

	Year ended December 31,
	2007	2006
	(Unaudited)	(Unaudited)

Net sales	$16,599,881	$14,140,796
Net loss	$(16,159,179)	$(2,431,604)
Basic and diluted shares outstanding	23,850,763	9,747,748

Income per common share - basic and diluted	$(0.68)	$(0.25)

Note 5 - LOSS PER COMMON SHARE AND STOCK BASED COMPENSATION

Pursuant to SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants, and convertible debentures using the treasury stock and “if converted” method.

The Company’s basic and diluted shares used to compute loss per common share amounts are the same for both years ended December 31, 2007 and 2006. Since the Company had a net loss for both years ended December 31, 2007 and 2006, the assumed exercise of stock options, warrants, the conversion of the Series A Preferred Stock and secured convertible debentures outstanding would be anti-dilutive.

For the years ended December 31, 2007 and 2006, 78,135,224 warrants to purchase common stock were excluded from the calculation of diluted net loss per share because they were anti-dilutive. Upon conversion of the preferred stock and convertible debentures, there would be an additional 92,081,925 and 92,856,075 shares of common stock upon conversion of the preferred stock and 6,088,875 and 5,388,832 shares of common stock upon the conversion of the convertible debentures for the years ended December 31, 2007 and 2006, respectively, which were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

On September 20, 2006, the CSI Business Finance, Inc. 2006 Stock Incentive Plan (the Plan) was adopted and approved by shareholders. On a calendar year basis, an amount of share of Common Stock equivalent to the greater of 10 million common shares or fifteen percent (15%) of the fully diluted shares outstanding on January 2 of any such calendar year may be allocated, at the discretion of the Administrator, to be granted as awards under the Plan, less awards outstanding at the end of the prior calendar year. There are no outstanding options at December 31, 2007 or 2006.

On May 1, 2007, the Company issued 7,083,333 shares from the CSI Business Finance, Inc. 2006 Stock Incentive Plan to various employees and directors as compensation for past services rendered. A compensation expense in the approximate amount of $68,000 was recorded.

 NOTE 6 - INVENTORIES:

Inventories consist of the following at December 31, 2007:

Raw materials	$1,174,090
Packaging materials	434,560
Marketing materials	42,580
Finished goods	119,365
Total	$1,770,595

NOTE 7 – PROPERTY AND EQUIPMENT

	December 31, 2007
		Accumulated
	Cost	Depreciation

Manufacturing equipment	$1,102,923	$84,520
Furniture and office equipment	77,858	14,354
Computer equipment	24,326	21,726
Computer software	21,898	20,358
Leasehold improvements	292,545	17,062

	$1,519,550	$158,020

Property and equipment include manufacturing equipment and furniture and fixtures held under capital leases. These capital leases are depreciated under the Company’s normal depreciation schedule. Depreciation expense for the years ended December 31, 2007 and 2006 were $149,919 and $3,029, respectively.

NOTE 8 – INTELLECTUAL PROPERTY AND GOODWILL

	December 31, 2007
		Accumulated
	Cost	Amortization

Trade secrets	$1,194,742	116,155
Customer relations	3,469,087	252,955
Goodwill	9,900,198	-

	$14,564,027	$369,110

Goodwill was recorded in connection with the purchase of our Canadian subsidiary. The amortization of intangibles for the year ended December 31, 2007 was $358,895.

Note 9 - INVESTMENT IN MARKETABLE SECURITIES

Investments in marketable securities primarily include shares of common stock in various companies. The investments are considered trading securities, and accordingly any changes in market value are reflected in the consolidated statement of operations. At December 31, 2007 and 2006 there were unrealized gains totaling $56,547 and $133,343, respectively, related to marketable securities held on those dates. These unrealized gains are included in the consolidated statements of operations.

Investments may include shares of common stock in companies which do not have a readily determinable fair market value and are accounted for using the cost method. Once a quarter, the financial statements, operations and any other information needed to evaluate these investments would be reviewed to determine if an impairment needs to be recorded.

As of December 31, 2007, $1,400,000 of our investments in marketable securities were invested in auction rate securities, or ARSs.   The $1,400,000 we have invested in ARSs at March 21, 2008 is collateralized by portfolios of AAA municipal obligations.  Through March 21, 2008, auctions of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge.

Note 10 - CONVERTIBLE DEBENTURES PAYABLE AND DERIVATIVE FINANCIAL INSTRUMENTS

Effective September 9, 2005, the Company issued a secured convertible debenture (the "Debenture") to YA Global in the amount of $15,635,199. Effective May 31, 2007, the convertible debenture was renegotiated and the due date was extended until June 1, 2012 and the fixed conversion price was reset. All other terms and conditions remained the same. The notes bear interest at 5%, which is accrued until maturity on June 1, 2012. The note is convertible, at the option of the holders, into common stock of the Company at a price of $0.0096 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion prices may be adjusted downward to a lower price per share based on the average of the three lowest closing prices for the five trading days prior to conversion. The Holder has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 4.99% of the outstanding stock. The Company has the right to repurchase the Notes at 106% of the face amount.

On May 31, 2007, the Company entered into a securities purchase agreement (the “SPA”) with YA Global (the “Investor”) pursuant to which the Company sold to the Investor, and the Investor purchased from the Company, a secured convertible promissory note (the “Note”) in the principal amount of Nine Million Two Hundred Ninety-Two Thousand Eight Hundred Ninety-Four United States Dollars (US$9,292,894), the proceeds of which shall be used by the Company to finance the consideration paid by the Company to the Vendor in connection with the Purchase Agreement and Assignment (as discussed herein above) and for other general corporate purposes.

The Note shall accrue interest at a rate equal to twelve percent (12%) per annum, except that from and after the occurrence and during the continuance of an Event of Default (as defined in the Note), the interest rate shall be increased to eighteen percent (18%). The Note shall mature, unless extended by the holder, upon the earlier of (i) June 1, 2012, (ii) the consummation of a Change of Control (as defined in the Note) and (iii) the occurrence of an Event of Default or any event that with the passage of time and the failure to cure would result in an Event of Default. The Company may prepay the Note at any time upon not less than thirty (30) days prior written notice to the holder; provided, that any such prepayments shall applied first to unpaid late charges on principal and interest, if any, then to unpaid interest and then unpaid principal thereon. Furthermore, the Note shall be convertible into fully paid and nonassessable shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the holder’s discretion, at a conversion rate to be determined by dividing the amount to be converted by the lesser or (x) $0.04, subject to adjustment as provided herein and (y) eighty percent (80%) of the lowest daily weighted average price of the Company’s common stock, par value $0.001 per share (“Common Stock”) during the five (5) trading days immediately preceding the conversion date. The Company shall not effect any conversion, and the holder of shall not have the right to convert any portion of the Note to the extent that after giving effect to such conversion, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

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

The conversion feature, reset provision and the Company’s optional early redemption right to the debenture payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $413,603 at September 9, 2005. As of May 31, 2007, the maturity date of the Cornell debenture dated September 9, 2005 was extended to June 1, 2012 and the fixed conversion price was reset to $0.0096. This modification of the debt was tested under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments and EITF 06-06, Debtors Accounting for a Modification (or Exchange) of Convertible Debt Instruments to determine if an extinguishment had occurred. The Company’s third party valuation firm determined that the debt was not extinguished, so no gain or loss was recorded. The compound embedded derivative was valued at $4,743,378 at December 31, 2007 using the same methodology. For the year ended December 31, 2007, the change in fair value of the derivative liability was an increase of $4,573,610, which has been classified as net change in fair value of derivative.

The above compound embedded derivative plus the loan costs paid the lender in the amount of $687,832 are recorded as a discount against the notional carrying amount of the debenture payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $29,342 at December 31, 2007 and $136,894 at December 31, 2006.

The conversion feature, reset provision and the Company’s optional early redemption right to the note payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $554,080 at May 31, 2007. Using the same methodology, the single compound embedded derivative liability was valued at $4,310,958 at December 31, 2007. For the period from May 31, 2007 through December 31, 2007, the change in fair value of the derivative liability was an increase of $3,756,878, which has been classified as net change in fair value of derivative.

In addition to the above, the Company issued warrants that resulted in a warrant derivative liability. This warrant derivative liability using the Black-Sholes Option Pricing Model was initially fair valued at $626,790 at May 31, 2007. Using the same methodology, the warrant derivative liability was valued at $3,130,441 at December 31, 2007. For the period from May 31, 2007 through December 31, 2007, the change in fair value of the derivative liability was an increase of $2,503,651, which has been classified as net change in fair value of derivative. The significant assumptions for the Black-Sholes Option Pricing Model at December 31, 2007 was the current stock price, 0% dividend yield, a risk free interest rate of 3.70% and a 275% volatility.

The above compound embedded derivative plus the warrant derivative plus the loan costs paid the lender in the amount of $1,004,289 are recorded as a discount against the notional carrying amount of the note payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $267,473 at December 31, 2007 and $0 at December 31, 2006.

The significant assumptions for Natural Nutrition’s debenture and note utilized in valuing the embedded derivatives as of December 31, 2007:

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

Note 11 - CAPITAL STOCK

On January 29, 2008, our Board of Directors approved a 5 for 4 forward common stock split. All references to our common stock in this document are stated in shares after the forward stock split. Our Board of Directors had previously approved a 1 for 25 reverse common stock split on May 23, 2006.

On August 25, 2005, the Company's Board of Directors increased the authorized shares of Capital Stock to Five Billion Ten Million (5,010,000,000) shares. On October 10, 2006, the Company’s Board of Directors increased the number of shares to Ten Billion Ten Million (10,010,000,000) as follows:
•	Ten Billion (10,000,000,000) shares of common stock having a par value of $0.001 per share; and,

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

Previously, on June 17, 2005, the Company took the following corporate actions regarding the creation and designation of Series A Convertible Preferred Stock which were issued on August 25, 2005:
•	100,000 shares authorized;

•	Par value is $0.01 per share;

•	Rank is equal to common stock and junior to all other series of preferred stock;

•	Entitled to dividends when declared on common stock on a pro rata basis on an as converted basis;

•	No liquidation, redemption rights or preferences;

•	Convertible at anytime after one year at option of holder into 975 shares of common stock for each share of Convertible Preferred Stock, Series A held; and

•	Voting rights are the same as the common stock voting rights on an as if converted basis.

As a result of that certain Share Exchange Agreement, which became effective August 25, 2005, the CSI Shareholder delivered to the Company the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share. The Preferred shares were subsequently distributed to the shareholders of the CSI Shareholder. If the Preferred shareholders were to convert into common stock as of the date of the merger, the CSI shareholders would receive 97,500,000 shares of common stock of the Company, or ninety-two and one half percent (92.5%) of the then to be issued and outstanding shares of common stock of the Company, effectively transferring control.

The Series A Convertible Preferred Shareholders and the holders of the common stock of the Company vote together and not as separate classes. For voting purposes the Preferred Stock is counted on an "as converted" basis, thereby giving the Preferred Stockholders control of the Company. The transaction is being accounted for as a reverse acquisition since control of the Company has passed to the shareholders of the acquired company (CSI-BF).

NOTE 12 – LONG-TERM DEBT AND CAPITAL LEASES

The Company has long-term debt payable to the Canadian subsidiaries landlord for leasehold improvements. The note is payable in monthly installment of $1,101. The balance at December 31, 2007 is $19,989.

The Company has capital lease obligations with a remaining term of approximately four and one-half years. The imputed interest ranges from 7.48% to 9.75%. The balance on these capital lease obligations at December 31, 2007 is $128,914.

NOTE 13 – INCOME TAXES

The components of income (loss) before income taxes are as follows:

	Year ended December 31,
	2007	2006
United States	$(15,362,732)	$(1,978,468)
Foreign	569,703	-0-
Loss before income taxes	$(14,793,029)	$(1,978,468)

The components of the benefit for income taxes are as follows:

	December 31,
	2007	2006
Current
Federal	$-	$-
Foreign	(26,709)	-
	(26,709)	-
Deferred
Federal	-	-
Foreign	(105,066)	-
Total benefit for income taxes	$(131,775)	$-

The following table sets forth a reconciliation of the statutory federal income tax for the periods December 31, 2007 and 2006:

	2007	2006

Loss before income taxes	$(14,793,029)	$(1,978,468)

Income tax computed at statutory rates	$(5,029,630)	$(672,679)
Permanent differences, non-deductible expenses	4,028,583	43,407
Foreign permanent and tax rate differences	(93,774)	-
Foreign income applicable to period before acquisition of foreign subsidiary	172,547	-
Foreign depreciation and amortization	(88,385)
Foreign credits	49,505
Other	12,785	163
Increase in valuation allowance	816,594	629,109

Current tax (benefit)	$(131,775)	$-

Included in the current year’s tax benefit is an approximate $59,000 deferred tax benefit resulting from a rate change for our foreign subsidiary.

Deferred Income Taxes

The Company will file a consolidated tax return with its U. S. subsidiary. The U.S. federal statute of limitations remains open for the year 2004 forward. The foreign tax returns remain open for year 2003 forward. The Company has a U. S. net operating loss carry-forward of approximately $4,609,000 which will expire in 2025 through 2027, an approximate $124,000 capital loss carry-forward which will expire in 2009 through 2010 and approximately $19,000 of charitable contribution carryovers which expire in 2008 through 2010. In the future, Section 382 of the Internal Revenue Code could limit net operating loss and tax credit carry-forwards if an ownership change of more than 50% of the stock in a loss corporation occurs within a three year period.

The net deferred tax assets that would result from use of U. S. net operating loss carry forwards discussed above have been fully reserved for in the financial statements.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2007 are as follows:

Deferred Tax Asset
Net operating loss	$1,567,191
Charitable contribution carryover	18,948
Capital loss carryover	124,046
Foreign tax credit	18,113
Revision of net operating loss	47,616
Valuation allowance	(1,738,372)
Total Deferred Tax Asset	37,542

Deferred Tax Liability
Unrealized gain on security transactions	19,226
Foreign goodwill and other intangibles	667,542
Total Deferred Tax Liability	686,768
Net Deferred Tax Liability	$649,226

NOTE 14 – CONCENTRATION AND RISKS

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

Credit Risk

At December 31, 2007, one customer account made up approximately 36% and one customer account made up approximately 16% of the total trade accounts receivable balance.

Concentration Risk

Sales to the largest customer accounted for approximately 50.2% of total sales for INII’s year ended December 31, 2007. In addition, one customer accounted for 11.0% of total sales of INII for the year.

The Company maintains some of its cash in bank deposit accounts and certificates of deposits, which, at December 31, 2007, exceeded federally insured limits by $1,564,466. These accounts are maintained in high credit quality financial institutions in order to reduce the risk of potential losses. The Company has not experienced any losses in these accounts.

At December 31, 2007, convertible debentures in the amounts of $15,400,897 and $9,282,894 were owed to a single creditor, YA Global Investments, L.P. (f/k/a Cornell Capital Partners, L.P.) (“YA Global” or “Investor”).

Cornell has significant relationships with affiliated companies, both as a purchaser and lender.

NOTE 15 – SEGMENT REPORTING

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

The Company evaluates segment performance and allocates resources based on several factors, of which revenue and income before federal income tax are the primary financial measures. The accounting policies of the reportable segments are the same as those described in the footnote entitled “Summary of Significant Accounting Policies” of the Notes to the Consolidate Financial Statements.

The Company's operations are conducted in the United States and Ottawa, Ontario, Canada.

	Business	Nutritional
	Services	Products

Year ended December 31, 2007
Revenue	$262,702	$9,357,137
Interest expense/(income)	1,356,368	14,674
Loss before income tax	(15,362,732)	569,703
Income tax benefit	-	(131,775)
Segment assets	10,120,372	14,309,732
Additions to long-term assets	-	95,980
Depreciation and amortization	3,028	505,786

Year ended December 31, 2006
Revenue	$609,032	$-
Interest expense/(income)	1,172,746	-
Loss before income tax	(1,978,468)	-
Income tax benefit	-	-
Segment assets	12,751,875	-
Additions to long-term assets	-	-
Depreciation and amortization	-	-

NOTE 16 - COMMITMENTS

The Company leases administrative office space in Houston, Texas at a current minimum annual cost of $74,032. The Company is also responsible for its share of property tax, maintenance and utility costs on the office building lease. The lease expires in January 2010.

INII leases its building and warehouse in Ottawa, Canada at a current minimum annual cost of $330,900. The Company is also responsible for its share of property tax, maintenance and utility costs on the warehouse lease. The leases expire on April 30, 2009.

Future minimum payments under the office, building and warehouse leases described above, on a fiscal year basis are as follows:

2008	$408,352
2009	185,472
2010	6,169
$599,993

Rent expense for the years ended December 31, 2007 was $223,450.

Note 17 - OPTIONS AND WARRANTS

Options to purchase 5,695 shares of the Company's common stock at an exercise price of $32.75 per share were outstanding at December 31, 2006. The options expired August 31, 2007.

Warrants to purchase 80,000 shares of the Company's common stock at an exercise price of $25.00 expire May 2, 2011. Warrants for the purchase of 4,000 shares of common stock at an exercise price of $13.75 expire July 28, 2008.

Note 18 - RELATED PARTY TRANSACTIONS

Turnaround Partners, Inc., (formerly Emerge Capital Corp) and the Company are separate public entities that were previously under common control. On December 5, 2007, a new majority shareholder invested in Turnaround Partners, Inc. At that time, Timothy J. Connolly and Fred Zeidman resigned as officers and directors and Turnaround Partners, Inc is no longer affiliated with Natural Nutrition, Inc.

Brokerage fees

Corporate Strategies, Inc. previously had an arrangement whereby it introduced prospective financing clients to the Company. If a transaction was consummated, Corporate Strategies, Inc. earned a fee from the borrower. For the years ended December 31, 2007 and 2006 such fees have totaled $54,650 and $204,610, respectively. No fees are paid to Corporate Strategies, Inc. by the Company since they are paid by the borrower. No further fees are expected to be paid as the Company is no longer in the business of lending.

Allocation of operating expenses

Corporate Strategies, Inc., a wholly owned subsidiary of Turnaround Partners, Inc, previously performed certain administrative and management functions for the Company. Based on an estimation of efforts expended, the Company was allocated $240,094 and $305,482 for the years ended December 31, 2007 and 2006, respectively. Corporate Strategies no longer provides these functions for the Company.

Note 19 - COMMITMENTS AND CONTINGENCIES

The President and CEO of the Company receives $12,500 in salary per month paid out of CSIBF, now known as iNutrition, Inc. He is currently not contracted under an employment agreement, and is employed on a month to month basis.