Form 10-Q
period 2008-03-31
Natural Nutrition Inc.
filed 2008-05-19
CIK 1070050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to __________

Commission File Number : 0-27569

  NATURAL NUTRITION, INC.
(Exact name of registrant as specified in its charter)

Nevada	65-0847995
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

109 North Post Oak Lane, Suite 422
Houston, TX 77024
(Address of principal executive offices)

(713) 621-2737
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a small reporting company)	Small reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of our common stock at May 12, 2008 was 38,446,355.

Transitional Small Business Disclosure Format (check one): Yes: ☐  No: ☒

NATURAL NUTRITION, INC.
FORM 10-Q

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet as of March 31, 2008 (Unaudited)	3
Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (Unaudited)	4
Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6-13
Item 2. Management's Discussion and Analysis or Plan of Operation	14-17
Item 4T. Controls and Procedures	17-18

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3. Defaults Upon Senior Securities	18
Item 4. Submission of Matters to a Vote of Security Holders	18
Item 5. Other Information	18
Item 6. Exhibits	19
SIGNATURES	20

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,957,687	$1,923,429
Trade accounts receivable-net of $19,532 and $35,307 allowance for doubtful accounts	2,612,738	1,860,411
Notes receivable	1,203,404	1,203,405
Inventory-net of allowance of $106,205 and $108,400	1,903,187	1,770,595
Investment in marketable securities	1,459,271	1,692,856
Deferred finance costs	127,302	134,977
Prepaids, accrued interest and other accounts receivable	337,241	287,984
Total current assets	9,600,830	8,873,657

NONCURRENT ASSETS
Fixed assets, net	1,298,325	1,361,530
Intellectual property, net	3,994,684	4,294,719
Goodwill	9,591,224	9,900,198
Total noncurrent assets	14,884,233	15,556,447
TOTAL ASSETS	$24,485,063	$24,430,104
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,096,078	$1,382,476
Accrued interest payable	557,387	275,503
Current portion of note payable--net of discount of $287,589 and $318,501	1,173,687	1,210,539
Deferred taxes payable	2,285,281	2,419,767
Total current liabilities	6,112,433	5,288,285

NONCURRENT LIABILITIES
Convertible debenture payable-net of discount of $158,398 and $167,777	15,242,499	15,233,120
Convertible note payable-net of discount of $1,541,274 and $1,617,208	6,290,344	6,146,646
Derivative liabilities	11,325,865	12,184,777
Deferred taxes payable	649,226	649,226
Capital lease obligations	131,064	148,902
Accrued interest payable	1,675,368	1,483,384
Total liabilities	41,426,799	41,134,340

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value; 10,000,000 shares authorized
Preferred stock Series A Convertible $0.01 par value;
100,000 shares authorized, 93,161 and 94,443 shares issued and outstanding and no
liquidation or redemption value	932	944
Common stock, par value $0.001; 10,000,000,000 shares
authorized; 38,446,355 and 37,196,387 issued and outstanding	38,446	29,757
Additional paid-in capital	488,398	497,074
Retained deficit	(18,232,410)	(18,511,466)
Accumulated other comprehensive income, foreign currency translation adjustment	762,898	1,279,455
Total shareholders' deficit	(16,941,736)	(16,704,236)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$24,485,063	$24,430,104

The accompanying notes are an integral part of these consolidated financial statements

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended March 31,
	2008	2007
REVENUE
Sales revenue	$4,172,022	$-
Fee income	-	2,965
Trading gains	17,331	3,285
Dividends from marketable securities	17,213	7,159
Interest income from notes and debenture receivable	43,367	74,058
Total revenue	4,249,933	87,467

COST OF GOODS SOLD	3,249,800	-
GROSS PROFIT	1,000,133	87,467

OPERATING EXPENSES
Salaries and benefits	341,822	106,538
Bad debt expense	1,390	-
Professional fees	182,276	60,764
Other expenses	315,965	104,855
Depreciation and amortization	208,829	757
Allocated overhead from affiliated entity	-	101,199
Total operating expenses	1,050,282	374,113
OPERATING LOSS	(50,149)	(286,646)

OTHER (INCOME) EXPENSE
Net change in fair value of derivatives	(858,912)	40,368
Interest income	(19,919)	(9,519)
Interest expense	601,527	249,910
Gain on sale of notes receivable and other income	(26,542)	-
Total other (income) expense	(303,846)	280,759

Income (loss) before provision for income taxes	253,697	(567,405)

INCOME TAX PROVISION (BENEFIT):
Current	(25,360)	-
Deferred	-	-
	(25,360)	-

NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$279,057	$(567,405)

Basic income (loss) per share	$0.01	$(0.04)
Diluted loss per share	$0.00	$-

Weighted shares outstanding - basic	36,058,444	15,724,640
Weighted shares outstanding - diluted	133,555,419	-

OTHER COMPREHENSIVE INCOME

NET INCOME (LOSS)	$279,057	$(567,405)
Foreign currency translation adjustment	(516,557)	-
COMPREHENSIVE LOSS	$(237,500)	$(567,405)

The accompanying notes are an integral part of these consolidated financial statements

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$279,057	$(567,405)
Adjustment to reconcile net income to net cash
provided (used) in operating activities:
Depreciation and amortization	234,173	757
Non-cash interest expense - derivatives	123,900	56,524
Net change in derivative liability	(858,912)	40,368
Non-cash income	39,285	-
(Increase) decrease in assets:
Change in trade receivables	(752,326)	-
Other accounts receivable	(31,330)	(4,766)
Change in inventory	(132,592)	-
Notes receivable	(18,618)	(178,921)
Change in due from affiliate	21,669	(29,167)
Prepaid and other	(64,941)	(50,730)
Investment in marketable securities	194,300	391,855
Increase (decrease) in liabilities:
Change in margin loan	-	(14,143)
Accounts payable	492,370	4,702
Accrued liabilities	696,196	144,262
Notes Payable - other	-	25,536
Income tax and deferred taxes	(134,486)	21,977
Net cash provided by (used in) operating activities	87,745	(159,151)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(34,934)	-
Sale of asset	-	100,000
Net cash provided by (used in) investing activities	(34,934)	100,000
CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable, net	(12,733)	-
Net cash used in financing activities	(12,733)	-
EFFECT OF EXCHANGE RATE CHANGE ON CASH	(5,820)	-
NET CHANGE IN CASH	34,258	(59,151)
CASH, BEGINNING OF YEAR	1,923,429	148,691
CASH, END OF YEAR	$1,957,687	$89,540

SUPPLEMENTAL INFORMATION
Interest paid	$3,759	$710
Taxes paid	$48,709	$-
Conversion of debentures, preferred stock and stock for services:
Convertible debt and preferred stock
Preferred stock	$(13)	$-
Common stock	$1,000	$-
Paid in capital	$(987)	$-

The accompanying notes are an integral part of these consolidated financial statements

Natural Nutrition, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Our Consolidated Balance Sheet as of March 31, 2008, the Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation of Natural Nutrition, Inc. (the “Company”) and Subsidiaries. The results for the three months are not necessarily indicative of the results expected for the year.

As used herein, the “Company”, “management”, “we”, “our” refers to Natural Nutrition, Inc., or Natural Nutrition, Inc. together with its subsidiaries. The Company's fiscal year ends on December 31st.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) for interim financial statements. The unaudited Consolidated Financial Statements and the notes thereto in this report should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “10-KSB”).

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

The accompanying consolidated financial statements for prior years contain certain reclassifications to conform with current year presentation. The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Basic and diluted earnings per share calculations are included below:

	Three Months Ended
	March 31,
	2008	2007

Income (loss) from continuing operations	$279,057	$(567,405)
Less effect of derivatives and convertible note & debenture	1,633	96,892
Net loss	$280,690	$(470,513)

Basic weighted average shares	36,058,444	15,724,640
Effect of dilutive securities:
Preferred stock	90,831,975	92,081,925
Convertible note and debenture	6,665,000	5,415,000

Diluted weighted average shares	133,555,419	113,221,565

Income (loss) per share:
Basic:	$0.01	$(0.04)

Diluted:	$0.00	$-

(1)
A secured convertible promissory note in the principal amount of $9,292,894 was outstanding during the three months ended March 31, 2008, but its conversion shares were not included in the computation of diluted per share net income for the three months ended March 31, 2008 because they were anti-dilutive. There were no similar potentially dilutive shares outstanding for the three months ended March 31, 2007.

NOTE 3 - PURCHASE OF THE SENIOR DEBT OF INTERACTIVE NUTRITION INTERNATIONAL, INC.

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

Until the Note has been converted, redeemed or otherwise satisfied in full in accordance with its terms, the Company shall not, directly or indirectly, redeem, repurchase, or declare or pay any cash dividend or distribution on, its capital stock without the prior express written consent of the holder or, dissolve, liquidate, consolidate with or into another person, or dispose of or otherwise transfer (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any person or acquire any assets or business or any interest in any person or entity in excess of One Hundred Thousand United States Dollars (US$100,000), except for purchases of inventory, raw materials and equipment in the ordinary course of business. So long as the Note is outstanding, for each accounting period identified in an exhibit to the Note, the Company shall maintain EBITDA for such accounting period which equals or exceeds the applicable EBITDA threshold for such accounting period. Our EBITDA for the three months ended March 31, 2008 was CDN$501,263 versus CDN$462,413 as required under the Exhibit to the Note.

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

In connection with the SPA, the Company, the Investor and Mr. Timothy J. Connolly, acting on behalf of CSI, entered into an agreement, of even date with the SPA (the “Connolly Agreement”), pursuant to which the Company granted to Mr. Connolly, on behalf of CSI, shares representing ten percent (10%) of the common stock of INII (the “INII Stock”) outstanding as of the date of the Agreement as compensation for management services performed by CSI to the Company. Such grant vested and the INII Stock has been deemed fully earned as of the date of the Agreement. As a condition to this grant, Mr. Connolly entered into a lock-up agreement and a securities pledge agreement with the Investor, whereby Mr. Connolly pledged the INII Stock as collateral to secure all obligations owed by the Company to the Investor. Effective as of December 31, 2007, the Company entered into a Purchase Agreement with Corporate Strategies, Inc. (Seller) and CSI Business Finance, Inc. pursuant to which the Seller conveyed, transferred and assigned to the Company all of its title to and rights in Seller’s ten percent (10%) interest in the total issued and outstanding capital stock of INII in exchange for the conveyance, transfer and assignment to the Seller by the CSI Business Finance, Inc. and the Company of certain Notes held by CSI Business Finance, Inc. and the Company plus a cash payment equal to One Hundred Ninety-Eight Thousand Eight Hundred Ninety-Nine Dollars and Ten Cents ($198,899.10). In addition, the Company assumed payment for all of the Seller’s office lease, equipment payments and any other payments related to the office space at 109 N. Post Oak Lane, Suite 422, Houston, Texas 77024 for the remainder of the lease term and any renewals.

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

Since the acquisition was completed on May 31, 2007, only the period from January 1 through March 31, 2008 is included in our three months results of operations ending March 31, 2008.

The following unaudited pro forma financial information presents the consolidated results of operations for the three months ended March 31, 2008, as if the acquisition had occurred on January 1, 2007, after giving effect to certain adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during this period.

	Three Months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)

Net sales	$4,249,933	$3,898,170
Net income	$279,057	$244,835
Basic shares outstanding	36,058,444	15,724,640
Diluted shares outstanding	133,555,419	113,221,565
Income per common share - basic	$0.01	$0.02
Income per common share - diluted	$0.00	$0.00

NOTE 4 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE AND DERIVATIVE FINANCIAL INSTRUMENTS

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

The conversion feature, reset provision and the Company’s optional early redemption right to the debenture payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $413,603 at September 9, 2005. As of May 31, 2007, the maturity date of the Cornell debenture dated September 9, 2005 was extended to June 1, 2012 and the fixed conversion price was reset to $0.012. This modification of the debt was tested under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments and EITF 06-06, Debtors Accounting for a Modification (or Exchange) of Convertible Debt Instruments to determine if an extinguishment had occurred. The Company’s third party valuation firm determined that the debt was not extinguished, so no gain or loss was recorded. The compound embedded derivative was valued at $3,816,671 at March 31, 2008 using the same methodology. For the period since December 31, 2007 through March 31, 2008, the change in fair value of the derivative liability was a decrease of $926,708, which has been classified as net change in fair value of derivative.

The above compound embedded derivative plus the loan costs paid the lender in the amount of $687,832 are recorded as a discount against the notional carrying amount of the debenture payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $9,379 at March 31, 2008 and $56,524 at March 31, 2007.

The conversion feature, reset provision and the Company’s optional early redemption right to the note payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $554,080 at May 31, 2007. Using the same methodology, the single compound embedded derivative liability was valued at $4,085,622 at March 31, 2008. For the period since December 31, 2007 through March 31, 2008, the change in fair value of the derivative liability was a decrease of $225,336, which has been classified as net change in fair value of derivative.

In addition to the above, the Company issued warrants that resulted in a warrant derivative liability. This warrant derivative liability using the Black-Sholes Option Pricing Model was initially fair valued at $626,790 at May 31, 2007. Using the same methodology, the warrant derivative liability was valued at $3,423,573 at March 31, 2008. For the period since December 31, 2007 through March 31, 2008, the change in fair value of the derivative liability was an increase of $293,132, which has been classified as net change in fair value of derivative. The significant assumptions for the Black-Sholes Option Pricing Model at March 31, 2008 was the current stock price, 0% dividend yield, a risk free interest rate of 4.38% and a 350% volatility.

The above compound embedded derivative plus the warrant derivative plus the loan costs paid the lender in the amount of $1,004,289 are recorded as a discount against the notional carrying amount of the note payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $114,521 at March 31, 2008 and $-0- at March 31, 2007.

The significant assumptions for Natural Nutrition’s debenture and note utilized in valuing the embedded derivatives as of March 31, 2008:

-	The stock price would increase at the cost of equity with a short-term volatility of 225%

-	Registration default would occur only 5% of the time

-	Other forms of default would occur 5% of the time, increasing .3% per quarter

-	Alternative financing would be available starting at 0%, increasing 5% per quarter to a maximum of 20%

-	Common Shares outstanding would increase 1% per quarter

-	Exercise pricing reset events would occur 5% of the time with an adjustment factor to the warrant exercise price of 0.9983

-	Quarterly conversions of the debentures would be limited to the lesser of 4.99% of the outstanding stock or 25% of the average 22-day trading volume.

NOTE 5 - SEGMENT REPORTING

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

The Company's operations are conducted in the United States and Ottawa, Ontario, Canada.

	Business	Nutritional
	Services	Products

Three Months ended March, 2008
Revenue	$77,911	$4,172,022
Interest expense/(income)	583,268	(1,660)
Income (loss) before income tax	(75,632)	329,329
Income tax benefit	-	(25,360)
Segment assets	10,264,595	14,220,468
Additions to long-term assets	21,156	13,778
Depreciation and amortization	757	208,071

Three Months ended March, 2007
Revenue	$87,467	$-
Interest expense/(income)	240,391	-
Loss before income tax	567,405	-
Income tax benefit	-	-
Segment assets	12,463,695	-
Additions to long-term assets	-	-
Depreciation and amortization	757	-

NOTE 6 - RELATED PARTY TRANSACTIONS

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

Brokerage fees

Corporate Strategies, Inc. previously had an arrangement whereby it introduced prospective financing clients to the Company. If a transaction was consummated, Corporate Strategies, Inc. earned a fee from the borrower. For the quarters ended March 31, 2008 and 2007 such fees have totaled $-0- and $2,965, respectively. No fees are paid to Corporate Strategies, Inc. by the Company since they are paid by the borrower. No further fees are expected to be paid as the Company is no longer in the business of lending.

Allocation of operating expenses

Corporate Strategies, Inc., a wholly owned subsidiary of Turnaround Partners, Inc, previously performed certain administrative and management functions for the Company. Based on an estimation of efforts expended, the Company was allocated $-0- and $101,199 for the quarters ended March 31, 2008 and 2007, respectively. Corporate Strategies no longer provides these functions for the Company.

NOTE 7 - COMMON STOCK

During the first three months of this year, we have issued 8,689,245 new shares of common stock. We issued 999,960 shares for the conversion of preferred stock into common stock and 7,689,285 shares as a result of the 5 for 4 stock split approved on January 28, 2008.

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

The forward-looking statements contained in this report speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Natural Nutrition, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our annual report filed on Form 10-KSB and in our future periodic reports filed with the SEC. The following M,D&A should be read in conjunction with these unaudited Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein, and in conjunction with our audited financial statements, together with footnotes and the M,D&A, in our 2007 annual report filed on Form 10-KSB with the Securities Exchange Commission (the “SEC”).

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

Prior to and during a part of 2007, our Company, through our wholly-owned operating subsidiary, CSI Business Finance, Inc., primarily generated cash and revenue from financing and investing activities. These activities included equipment leasing, factoring and loan brokerage activities earned in originating and selling business leases, providing short term secured lending, and investing in marketable securities. Management of the Company mitigates its risk in lending by securing loans with pledged assets (collateral) that, when liquidated, have a reasonable probability of realizing proceeds that would retire the liability. In some instances, we obtain personal guarantees from individuals of net worth which are adequate to repay the liability in the event of default. We also traded marketable securities and options with available cash, and on margin. Because our trading involved leveraging, these transactions contained a considerable amount of risk. These activities and all new lending activities of CSIBF were discontinued in 2007 following the settlement of the litigation and acquisition of the senior debt and operations of INII.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161). This statement requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with earlier application encouraged. The Company will adopt SFAS 161 in the first fiscal quarter of 2009. Since SFAS 161 requires only additional disclosures concerning derivatives and hedging activities, adoption of SFAS 161 will not have an impact on the Company’s consolidated financial condition, results of operations or cash flows.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2008 and March 31, 2007

Interactive Nutrition International, Inc. (“INII”) was acquired by us on May 31, 2007.

Sales revenue for the three months ended March 31, 2008 included sales for Interactive Nutrition International, Inc. (“INII”) of $4,172,022. This revenue was generated from sales of nutritional products from INII.

Fee income from brokerage fees earned in originating and selling business leases and loans was $0 for the three months ended March 31, 2008 versus $2,965 for the three months ended March 31, 2007. We intend to wind down this activity and make the primary focus of management as well as devoting the Company’s resources to expanding the international marketing, sales and distribution or INII’s nutritional products.

Interest Income was $43,367 for the three months ended March 31, 2008 as compared to $74,058 for the three months ended March 31, 2007. Interest income was derived mainly from notes receivable relating to investments. Dividend income was $17,213 for the three months ended March 31, 2008 and $7,159 for the three months ended March 31, 2007. Dividend income is primarily derived from various investments in marketable securities. For the three months ended March 31, 2008, we recorded net trading gains from various investments in marketable securities in the amount of $17,331 as compared to $3,285 for the three months ended March 31, 2008. We intend to wind down these activities and make the primary focus of management as well as devoting the Company’s resources to expanding the international marketing, sales and distribution or INII’s nutritional products.

Cost of goods sold, selling, general and administrative expenses and other income and expenses

INII

Cost of sales for our revenue in INII was $3,249,800. Cost of sales includes material, labor and manufacturing costs associated with the production of our products.

Selling, general and administrative expenses were $511,285 for the three months ended March 31, 2008. These expenses include salaries and benefits, professional fees and other ordinary expenses necessary to carry out our operations.

Houston operations

Our Houston operating expenses were approximately $330,924 for the three months ended March 31, 2008 as compared to $624,023 for three months ended March 31, 2007.

Salaries and Benefits were $176,197 for the three months ended March 31, 2008 as compared to $106,538 for the three months ended March 31, 2007. The primary reason for the increase was the allocation of manpower due to the acquisition of INII in May 2007 including the assignment of a full time executive assistant to Natural Nutrition.

Professional fees were $107,727 for the three months ended March 31, 2008 as compared to $60,764 for the same period ending March 31, 2007. The primary reason for the increase is expenses incurred in 2007 relating to the acquisition and audit of INII.

Interest expense was $473,868 for the three months ended March 31, 2008 and $193,386 for the three months ended March 31, 2007. Interest expense primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005, three months interest on our May 31, 2007 note and interest on our margin loan.

The Company was allocated overhead from a former affiliate in the amount of $101,199 for the three months ended March 31, 2007, as compared to $-0- for the three months ended March 31, 2008. The expenses included rent, office supplies, travel and other ordinary expenses necessary to carry out our corporate operations. The arrangement with the former affiliate was discontinued at the end of 2007 due to a change in ownership of the former affiliate.

We recorded income of $858,912 for the net change in fair value of our derivatives associated with our convertible debenture and note.

Liquidity and Capital Resources

Operating Activities

We recorded net income for the three months ended March 31, 2008 in the amount of $279,057. During the three months ended March 31, 2008, our operations generated cash flow in the amount of $87,745. Cash generated by operating activities was primarily due to increases in accounts payable and accrued expenses, offset by increases in trade receivables. Cash also increased as a result of reductions in investments in marketable securities.

Investing Activities

We used cash totaling $34,934 for the acquisition of fixed assets during the three months ended March 31, 2008.

As of March 31, 2008, $1,400,000 of our short-term investments was invested in auction rate securities, or ARSs. The $1,400,000 we have invested in ARSs at March 31, 2008 is collateralized by portfolios of AAA municipal obligations.  Through May 15, 2008, auctions of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. We believe that the higher reset rates on failed auctions provide sufficient incentive for the security issuers to address this lack of liquidity. If the credit rating of the security issuers deteriorates, we may be required to adjust the carrying value of these investments through an impairment charge. Excluding ARSs, at May 15, 2008, we had approximately $2,000,000 in cash and short-term investments. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Financing Activities

We used cash totaling $12,733 for payment on notes payable during the three months ended March 31, 2008. The Company’s secured convertible promissory note in the amount of $9,292,894 requires that the Company maintain EBITDA for each accounting period which equals or exceeds the applicable EBITDA threshold for such accounting period. Our EBITDA for the three months ended March 31, 2008 was CDN$501,263 versus CDN$462,413 as required under Exhibit C of the Note.

The Company had working capital in the amount of $3,488,397 at March 31, 2008. Included in our working capital is $1,203,404 of short term notes receivable and $1,459,271 in investments in marketable securities.

Our cash flows for the periods are summarized below:

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Net cash provided by (used in) operating activities	$87,745	$(159,151)
Net cash provided by (used in) investing activities	$(34,934)	$100,000
Net cash used in financing activities	$(12,733)	$-0-

Our cash increased by $34,258 since December 31, 2007.

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

INII leases its building and warehouse in Ottawa, Canada at a current minimum annual cost of $319,550. The Company is also responsible for its share of property tax, maintenance and utility costs on the warehouse lease. The leases expire on April 30, 2009.

Future minimum payments under the office, building and warehouse leases described above, on a fiscal year basis are as follows:

2008	$408,352
2009	185,472
2010	6,169
$599,993
Inflation

The Company believes that inflation has not had a significant impact on operations since inception.

ITEM 4T. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company’s management, including its Chief Executive Officer ("CEO") (who also serves as its Interim Chief Financial Officer ("CFO")), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer (“CEO”), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to the Securities and Exchange Act, Rule 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the material weaknesses described herein the Company's CEO has concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act.

Because of its size, the Company shares its accounting staff with another company located in the same suite in Houston, Texas and is comprised of its controller and a data entry clerk. The controller and data entry clerk are considered contract employees whom also work for the other company within the office suite as contract employees. We currently do not have the resources to hire full-time accounting personnel and do not anticipate hiring any full-time accounting personnel in the near future. Because of the structure of our staff, we have a failure to maintain effective controls over the selection, application and monitoring of our accounting policies to assure that certain complex equity transactions are accounted for in accordance with generally accepted accounting principles.

(B) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report, the Company's CEO has determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

Material Weaknesses Identified

In connection with the audit of our Consolidated Financial Statements for the fiscal year ended December 31, 2007, our independent registered public accounting firm informed us that we had significant deficiencies constituting material weaknesses as defined by the standards of the Public Company Accounting Oversight Board, which had been identified in connection with the audit of our Consolidated Financial Statements for the fiscal years ended December 31, 2007.

The material weaknesses identified by the auditor during the December 31, 2007 audit were the lack of segregation of duties necessary to maintain proper checks and balances between functions and the lack of procedures to properly account for non-routine transactions including the write down of stock investment, impairment of an investment in a partnership and recording of the additional liability at the liquidation value for a series of preferred stock which was to be completely liquidated at December 31, 2007.

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

None.

ITEM 3 . DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 . OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Documents Files As A Part of This Report:

See Index to Consolidated Financial Statements attached which are filed as part of this Quarterly Report.

(b)	Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION
3.1 and 3.2	Articles of Incorporation and Conversion of Natural Nutrition, Inc.	Incorporated by reference to Exhibits 3.1 and 3.2 to the Company’s Form 10-KSB as filed with the Securities and Exchange Commission on April 13, 2007
4.1	CSI Business Finance, Inc. 2006 Stock Incentive Plan.	Incorporated by reference as Exhibit 4.1 to the Company's Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 14, 2006.
10.1	Purchase Agreement, dated effective December 31, 2007, by and among Natural Nutrition, Inc., CSI Business Finance, Inc. and Corporate Strategies, Inc.	Incorporated by reference as Exhibit 109.1 to the Company's Current Report on 8-K filed with the U.S. Securities and Exchange Commission on January 3, 2008
10.2	Agreement, dated January 24, 2008, by and between Global Virtual Opportunities and Natural Nutrition, Inc.	Incorporated by reference as Exhibit 10.1 to the Company's Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission on February 1, 2008
31.1	Certificate pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herein
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herein

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2008	Natural Nutrition, Inc.
(Registrant)

/s/ Timothy J Connolly
Titles: Chief Executive Officer, Interim Chief Financial Officer, Principal Executive Officer and Interim Principal Financial and Accounting Officer