Form 10-Q
period 2008-06-30
Natural Nutrition Inc.
filed 2008-08-14
CIK 1070050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                    Yes ☐ No ☒

The number of shares outstanding of our common stock at August 7, 2008 was 64,576,333.

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

  NATURAL NUTRITION, INC.
FORM 10-Q

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	3
Condensed Consolidated Statements of Operations for the six months ended June 30, 2008 and 2007 (Unaudited)	4
Condensed Consolidated Statements of Operations for the three months ended June 30, 2008 and 2007 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7-14
Item 2. Management's Discussion and Analysis or Plan of Operation	15-19
Item 4T. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	21
SIGNATURES	22

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,186,502	$1,923,429
Trade accounts receivable-net of $90,476 and $35,307 allowance for doubtful accounts	2,614,319	1,860,411
Notes receivable	1,205,232	1,203,405
Inventory-net of allowance of $103,765 and $108,400	1,899,459	1,770,595
Investment in marketable securities	1,260,000	1,692,856
Deferred finance costs	119,621	134,977
Prepaids, accrued interest and other accounts receivable	482,084	287,984
Total current assets	8,767,217	8,873,657

NONCURRENT ASSETS
Fixed assets, net	1,291,482	1,361,530
Intellectual property	3,867,539	4,294,719
Goodwill	9,649,250	9,900,198
Total noncurrent assets	14,808,271	15,556,447
TOTAL ASSETS	$23,575,488	$24,430,104
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued liabilities and other current liabilities	$1,849,143	$1,382,476
Accrued interest payable	464,271	275,503
Current portion of note payable - net of discount of $275,102 and $318,501	1,225,295	1,210,539
Deferred taxes payable	2,834,070	2,419,767
Total current liabilities	6,372,779	5,288,285

NONCURRENT LIABILITIES
Convertible debenture payable—net of discount of $148,808 and $167,777	15,116,389	15,233,120
Convertible note payable—net of discount of $1,446,439 and $1,617,208	6,361,302	6,146,646
Derivative liabilities	5,701,930	12,184,777
Deferred taxes payable	-	649,226
Capital lease obligations	118,926	148,902
Accrued interest payable	1,866,077	1,483,384
Total liabilities	35,537,403	41,134,340

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value; 10,000,000 shares authorized
Preferred stock Series A Convertible $0.01 par value;
100,000 shares authorized, 91,098 and 94,443 shares issued and outstanding and no
liquidation or redemption value	911	944
Common stock, par value $0.001; 10,000,000,000 shares
authorized; 55,810,100 and 37,196,387 issued and outstanding	55,811	29,757
Additional paid-in capital	645,792	497,074
Retained deficit	(13,544,843)	(18,511,466)
Accumulated other comprehensive income, foreign currency translation adjustment	880,414	1,279,455
Total shareholders' deficit	(11,961,915)	(16,704,236)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$23,575,488	$24,430,104

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,
	2008	2007
REVENUE
Sales revenue	$8,354,534	$1,569,341
Fee income	-	2,965
Trading gains (losses)	(141,027)	12,011
Dividends from marketable securities	28,925	8,469
Interest income from notes and debenture receivable	118,213	153,483
Total revenue	8,360,645	1,746,269

OPERATING EXPENSES
Cost of sales revenue	6,616,527	1,299,517
Selling, general and administrative expenses (2008 and 2007
include $-0- and $149,721, respectively of expenses
allocated from an affiliated entity)	2,347,828	2,265,094
Total operating expenses	8,964,355	3,564,611
OPERATING LOSS	(603,710)	(1,818,342)

OTHER (INCOME) EXPENSE
Net change in fair value of derivative	(6,493,665)	2,762,552
Loss on sale of investment	11,480	-
Interest and other income	(218,269)	(17,238)
Interest expense	1,202,945	630,734
Total other (income) expense	(5,497,509)	3,376,048

Income (Loss) before provision for income taxes	4,893,799	(5,194,390)

INCOME TAX PROVISION (BENEFIT)	(72,824)	32,737
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$4,966,623	$(5,227,127)

Net income (loss) per share - basic	$0.12	$(0.29)
Net income (loss) per share - diluted	$0.04	$(0.29)

Weighted shares outstanding - basic	41,641,737	18,059,553
Weighted shares outstanding - diluted	137,312,287	18,059,553

OTHER COMPREHENSIVE INCOME

NET INCOME (LOSS)	$4,966,623	$(5,227,127)

Foreign currency translation income (expense) adjustment	(399,041)	51,411

COMPREHENSIVE INCOME (LOSS)	$4,567,582	$(5,175,716)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2008	2007
REVENUE
Sales revenue	$4,182,512	$1,569,341
Trading gains (losses)	(158,358)	8,726
Dividends from marketable securities	11,712	1,310
Interest income from notes and debenture receivable	74,846	79,425
Total revenue	4,110,712	1,658,802

OPERATING EXPENSES
Cost of sales revenue	3,366,727	1,299,517
Selling, general and administrative expenses (2008 and 2007
include $-0- and $48,522, respectively of expenses
allocated from an affiliated entity)	1,297,546	1,890,981
Total operating expenses	4,664,273	3,190,498
OPERATING LOSS	(553,561)	(1,531,696)

OTHER (INCOME) EXPENSE
Net change in fair value of derivative	(5,634,753)	2,722,184
Interest and other income	(160,328)	(7,719)
Interest expense	601,418	380,824
Total other (income) expense	(5,193,663)	3,095,289

Income (Loss) before provision for income taxes	4,640,102	(4,626,985)

INCOME TAX PROVISION (BENEFIT)	(47,464)	32,737
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$4,687,566	$(4,659,722)

Net income (loss) per share - basic	$0.10	$(0.23)
Net income (loss) per share - diluted	$0.03	$(0.23)

Weighted shares outstanding - basic	47,225,030	20,385,863
Weighted shares outstanding - diluted	143,190,580	20,385,863

OTHER COMPREHENSIVE INCOME

NET INCOME (LOSS)	$4,687,566	$(4,659,722)

Foreign currency translation adjustment	117,516	51,411

COMPREHENSIVE INCOME (LOSS)	$4,805,082	$(4,608,311)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,966,623	$(5,227,127)
Adjustment to reconcile net income to net cash
provided by (used in) operating activities	(5,621,794)	5,141,221

Net cash used in operating activities	(655,171)	(85,906)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	609,022
Purchase of assets	(73,543)	-
Sale of asset	-	100,000
Net cash provided by (used in) investing activities	(73,543)	709,022
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note, net	-	1,070,910
Payments on capital lease obligations	(24,871)	(7,491)
Net cash provided by (used in) financing activities	(24,871)	1,063,419

EFFECT OF EXCHANGE RATE CHANGE ON CASH	16,658	70,973

NET CHANGE IN CASH	(736,927)	1,757,508
CASH, BEGINNING OF PERIOD	1,923,429	148,691
CASH, END OF YEAR	$1,186,502	$1,906,199

SUPPLEMENTAL INFORMATION
Interest paid	$375,000	$710
Taxes paid	$198,648	$-
Purchase of INII:
Fair value of assets acquired	$-	$19,184,506
Liabilities assumed	$-	$4,720,596
Discount on convertible note	$-	$2,185,159
Embeded derivative and warrant liability	$-	$1,180,870
Non-cash portion of convertible note payable	$-	$8,221,964
Deferred finance costs	$-	$153,000
Conversion of debentures, preferred stock and stock for services:
Preferred stock	$(33)	$(8)
Common stock	$18,364	$6,513
Paid in capital	$122,369	$64,029

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Natural Nutrition, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Our Consolidated Balance Sheet as of June 30, 2008, the Condensed Consolidated Statements of Operations for the six and three months ended June 30, 2008 and 2007, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation of Natural Nutrition, Inc. (the “Company”) and Subsidiaries. The results for the six months are not necessarily indicative of the results expected for the year.

As used herein, the “Company”, “management”, “we”and “our” refers to Natural Nutrition, Inc., or Natural Nutrition, Inc. together with its subsidiaries. The Company's fiscal year ends on December 31st.

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

On August 25, 2005, the Company effectively exchanged with the CSI-BF Shareholder the issued and outstanding common stock of CSI in exchange for 100,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share, of the Company, and CSI-BF became a wholly-owned subsidiary of the Company. Each share of the Company's Series A Preferred Stock is convertible into 780 shares of common stock of the Company, beginning one year after the effective date of the merger. The Preferred shares were subsequently distributed to the shareholders of Corporate Strategies, Inc., the former shareholder of CSI-BF. In addition, at the exchange date, 5,408,576 shares of common stock of the Company were issued to pay off notes and debentures. If the preferred shareholders were to convert to common stock as of the date of the merger, they would hold 97,500,000 shares, or ninety-two and one half percent (92.5%) of the issued and outstanding shares of common stock of the Company. This conversion would result in the Series A Convertible Preferred shareholders effectively controlling the Company.

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

The accompanying condensed consolidated financial statements for prior years contain certain reclassifications to conform with the current year presentation. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Basic and diluted earnings per share calculations are included below:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income (loss) from continuing operations	$4,966,623	$(5,227,127)	$4,687,566	$(4,659,722)
Less effect of derivatives and convertible note & debenture	(11,097)	-	(10,998)	-
Net income (loss)	$4,955,526	$(5,227,127)	$4,676,568	$(4,659,722)

Basic weighted average shares	41,641,737	18,059,553	47,225,030	20,385,863
Effect of dilutive securities:
Preferred stock	88,820,550	-	88,820,550	-
Convertible note and debenture	6,850,000	-	7,145,000	-

Diluted weighted average shares	137,312,287	18,059,553	143,190,580	20,385,863

Income (loss) per share:
Basic:	$0.12	$(0.29)	$0.10	$(0.23)
Diluted:	$0.04	$(0.29)	$0.03	$(0.23)

NOTE 3 – PURCHASE OF THE SENIOR DEBT OF INTERACTIVE NUTRITION INTERNATIONAL, INC.

Effective May 31, 2007, the Company closed on a purchase agreement (the “Purchase Agreement”) with Nesracorp. Inc., a company organized under the laws of Canada (the “Vendor”) pursuant to which the Company purchased from the Vendor, and the Vendor sold, assigned transferred and conveyed to the Company, all of Vendor’s right, title, benefit and interest in (a) all of the then outstanding principal and interest accrued thereon (the “Indebtedness”) owed to the Vendor by Interactive Nutrition International, Inc. (“INII”), a company organized under the laws of Canada and a wholly-owned subsidiary of the Company, under a promissory note in the original principal amount of Fifteen Million Canadian Dollars (Cdn$15,000,000) issued (in part) by INII to the Vendor on March 31, 2004 (the “Subsidiary Note”) and (b) a general security agreement, of even date with the Subsidiary Note, and a share pledge agreement, of even date with the Subsidiary Note, both granted concurrently by INII and its shareholder, the Company (as successor in interest to the now defunct Bio One Corporation) in connection with the Indebtedness (together, both instruments are hereinafter referred to as the “Security”) for a purchase price equal to (i) Seven Million Six Hundred Fifty Thousand Canadian Dollars (Cdn$7,650,000) and (ii) the execution by the Company of that certain Mutual Release.  The Company and the Vendor entered into an Assignment and Conveyance (“Assignment”), of even date with the Purchase Agreement, in order to properly effectuate the assignment by the Vendor to the Company of all of the right, title, benefit and interest in and to the Purchased Assets (as defined therein), which such Purchased Assets include, without limitation, the Indebtedness, the Security and all loan, security and other documentation relating to the Indebtedness and the Security purchased under the Purchase Agreement.  The Company and the Vendor executed the Purchase Agreement, the Mutual Release and the Assignment on May 25, 2007; however they closed the transactions upon the execution of the SPA (as defined and discussed herein below) on May 31, 2007.

On May 31, 2007, the Company entered into a securities purchase agreement (the “SPA”) with YA Global Investments, L.P. (f/k/a Cornell Capital Partners, LP and herein referred to as the “Investor”) pursuant to which the Company sold to the Investor, and the Investor purchased from the Company, a secured convertible promissory note (the “Note”) in the principal amount of Nine Million Two Hundred Ninety-Two Thousand Eight Hundred Ninety-Four United States Dollars (US$9,292,894), the proceeds of which shall be used by the Company to finance the consideration paid by the Company to the Vendor in connection with the Purchase Agreement and Assignment (as discussed herein above) and for other general corporate purposes.

The Note shall accrue interest at a rate equal to twelve percent (12%) per annum, except that from and after the occurrence and during the continuance of an Event of Default (as defined in the Note), the interest rate shall be increased to eighteen percent (18%). The Note shall mature, unless extended by the holder, upon the earlier of (i) June 1, 2012, (ii) the consummation of a Change of Control (as defined in the Note) and (iii) the occurrence of an Event of Default or any event that with the passage of time and the failure to cure would result in an Event of Default. The Company may prepay the Note at any time upon not less than thirty (30) days prior written notice to the holder; provided, that any such prepayments shall applied first to unpaid late charges on principal and interest, if any, then to unpaid interest and then unpaid principal thereon. Furthermore, the Note shall be convertible into fully paid and nonassessable shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at the holder’s discretion, at a conversion rate to be determined by dividing the amount to be converted by the lesser of (x) $0.04, subject to adjustment as provided herein and (y) eighty percent (80%) of the lowest daily weighted average price of the Company’s common stock during the five (5) trading days immediately preceding the conversion date. The Company shall not effect any conversion, and the holder of shall not have the right to convert any portion of the Note to the extent that after giving effect to such conversion, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

All payments due under the Note shall be senior to all other Indebtedness (as defined in the Note) of the Company and its subsidiaries other than certain Permitted Indebtedness (as defined in the Note). So long as the Note is outstanding, the Company shall not, and the Company shall not permit any of its subsidiaries to, directly or indirectly (a) incur or guarantee, assume or suffer to exist any Indebtedness, other than (i) the Indebtedness evidenced by the Note and the Subsidiary Note and (ii) other Permitted Indebtedness, (b) allow or suffer to exist any mortgage, lien, pledge, charge, security interest or other encumbrance upon or in any property or assets (including accounts and contract rights) owned by the Company or any of its subsidiaries other than certain permitted liens, (c) redeem, defease, repurchase, repay or make any payments in respect of, by the payment of cash or cash equivalents (in whole or in part, whether by way of open market purchases, tender offers, private transactions or otherwise), all or any portion of any Permitted Indebtedness, whether by way of payment in respect of principal of (or premium, if any) or interest on, such Indebtedness if at the time such payment is due or is otherwise made or, after giving effect to such payment: (i) an event constituting an Event of Default has occurred and is continuing; or (ii) an event that with the passage of time and without being cured would constitute an Event of Default has occurred and is continuing; or (iii) make any payments to Turnaround Partners, Inc. (“TAP”), Corporate Strategies, Inc. (“CSI”) or any of their members, partners, employees, stockholders, or any of their respective affiliates, except (1) with the prior consent of the holder, (2) pursuant to either the Zeidman Agreement (as defined herein below) or that certain Connolly Agreement (as defined herein below), (3) reasonable rent and overhead charges allocable to the Company in respect of shared space with CSI, (4) so long as Mr. Timothy J. Connolly (“Mr. Connolly”) is serving as Chief Executive Officer (“CEO”) of the Company, the reimbursement to Mr. Connolly for all direct expenses incurred by Mr. Connolly in connection with such service and (5) payments by CSI-BF to Mr. Connolly for compensation payable to Mr. Connolly solely out of cash generated from CSI-BF’s operations.

Until the Note has been converted, redeemed or otherwise satisfied in full in accordance with its terms, the Company shall not, directly or indirectly, redeem, repurchase, or declare or pay any cash dividend or distribution on, its capital stock without the prior express written consent of the holder or, dissolve, liquidate, consolidate with or into another person, or dispose of or otherwise transfer (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any person or acquire any assets or business or any interest in any person or entity in excess of One Hundred Thousand United States Dollars (US$100,000), except for purchases of inventory, raw materials and equipment in the ordinary course of business. So long as the Note is outstanding, for each accounting period identified in an exhibit to the Note, the Company shall maintain EBITDA for such accounting period which equals or exceeds the applicable EBITDA threshold for such accounting period. Our EBITDA for the 12 months ended June 30, 2008 was CDN$1,766,898 versus CDN$1,646,311 as required under the Exhibit to the Note for the first year of operations projection.

In connection with the SPA, the Company also issued to the Investor warrants to purchase, in Investor’s sole discretion, Seventy-Eight Million One Hundred Thirty-Five Thousand Two Hundred Twenty-Four (78,135,224) shares of common stock at a price of $0.008 per share (the “Warrant”). So long as the Company is in default under any of the Transaction Documents (as defined in the SPA) or the shares underlying the Warrant are not subject to an effective registration statement, the holder may, in its sole discretion during such time, exercise the Warrant in whole or in part and, in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise in payment of the Aggregate Exercise Price (as defined in the Warrant), elect instead to receive upon such exercise the net number of shares of Common Stock determined according to a specified formula set forth in the Warrant. The Company shall not effect the exercise of the Warrant, and the holder shall not have the right to exercise the Warrant, to the extent that after giving effect to such exercise, such person (together with such person’s affiliates) would beneficially own in excess of 4.99% of the shares of Common Stock outstanding immediately after giving effect to such exercise.

Contemporaneously with the execution and delivery of the SPA, the Company and the Investor executed and delivered a registration rights agreement (the “RRA”) pursuant to which the Company shall provide certain registration rights to Investor with respect to the Registrable Securities (as defined in the RRA) under the Securities Act of 1933, as amended and the rules and regulations promulgated thereunder, and applicable state securities laws. Specifically, if the Company shall receive at any time and from time to time after the aggregate principal amount of the Note is below One Million Five Hundred Thousand United States Dollars (US$1,500,000) in whatever form, including without limitation, the reduction of the outstanding balance by conversions by the Investor into shares of Common Stock or cash payments by the Company, a written request from the holders of at least fifty percent (50%) of the Registrable Securities then outstanding, that the Company file with the SEC a registration statement covering the resale of the Registrable Securities, then the Company shall, within thirty (30) days of the receipt thereof, provide written notice of such request to all other holders of Registrable Securities, if any, and file with the SEC such registration statement, as soon as practicable, following receipt of the registration request. The registration statement shall register for resale at least thirty-three percent (33%) of the Company’s market capitalization based on the Company’s shares of Common Stock issued and outstanding and market price of the Company’s shares of Common Stock at the time of the registration request less any shares of Common Stock held by affiliates of the Company, or such greater amount as the Company in good faith believes the SEC may permit to be registered. The Company shall use its best efforts to have the registration statement declared effective by the SEC no later than such date as follows: (i) in the event that the registration statement is not subject to a review by the SEC, sixty (60) calendar days after the date of the registration request or (ii) in the event that the registration statement is subject to a review by the SEC, one hundred twenty (120) calendar days after the date of the registration request.

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

Since the acquisition was completed on May 31, 2007, only the period from June 1 through June 30, 2007 is included in our three months results of operations ending June 30, 2007.

The following unaudited pro forma financial information presents the consolidated results of operations for the three and six months ended June 30, 2008, as if the acquisition had occurred on January 1, 2007, after giving effect to certain adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during this period.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$4,110,712	$4,341,774	$8,360,645	$8,617,288
Net income (loss)	$4,687,566	$(4,742,469)	$4,966,623	$(4,994,351)
Weighted shares outstanding - basic	47,225,030	20,385,863	41,641,737	18,059,553
Weighted shares outstanding - diluted	143,190,580	20,385,863	137,312,287	18,059,553
Net income per share - basic	$0.10	$(0.23)	$0.12	$(0.28)
Net income per share - diluted	$0.03	$(0.23)	$0.04	$(0.28)

NOTE 4 - CONVERTIBLE DEBENTURES AND NOTES PAYABLE AND DERIVATIVE FINANCIAL INSTRUMENTS

Effective September 9, 2005, the Company issued a secured convertible debenture (the "Debenture") to the Investor in the amount of $15,635,199. Effective May 31, 2007, the convertible debenture was renegotiated and the due date was extended until June 1, 2012 and the fixed conversion price was reset. All other terms and conditions remained the same. The notes bear interest at 5%, which is accrued until maturity on June 1, 2012. The note is convertible, at the option of the holders, into common stock of the Company at a price of $0.0096 per share, subject to standard anti-dilution provisions relating to splits, reverse splits and other transactions plus a reset provision whereby the conversion prices may be adjusted downward to a lower price per share based on the average of the three lowest closing prices for the five trading days prior to conversion. The Holder has the right to cause the notes to be converted into common stock, subject to an ownership limitation of 4.99% of the outstanding stock. The Company has the right to repurchase the Notes at 106% of the face amount.

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

The Note shall accrue interest at a rate equal to twelve percent (12%) per annum, except that from and after the occurrence and during the continuance of an Event of Default (as defined in the Note), the interest rate shall be increased to eighteen percent (18%). The Note shall mature, unless extended by the holder, upon the earlier of (i) June 1, 2012, (ii) the consummation of a Change of Control (as defined in the Note) and (iii) the occurrence of an Event of Default or any event that with the passage of time and the failure to cure would result in an Event of Default. The Company may prepay the Note at any time upon not less than thirty (30) days prior written notice to the holder; provided, that any such prepayments shall applied first to unpaid late charges on principal and interest, if any, then to unpaid interest and then unpaid principal thereon. Furthermore, the Note shall be convertible into fully paid and nonassessable shares of the Company’s common stock, at the holder’s discretion, at a conversion rate to be determined by dividing the amount to be converted by the lesser of (x) $0.04, subject to adjustment as provided herein and (y) eighty percent (80%) of the lowest daily weighted average price of the Company’s common stock during the five (5) trading days immediately preceding the conversion date. The Company shall not effect any conversion, and the holder of shall not have the right to convert any portion of the Note to the extent that after giving effect to such conversion, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

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

The conversion feature, reset provision and the Company’s optional early redemption right to the debenture payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $413,603 at September 9, 2005. As of May 31, 2007, the maturity date of the Investor debenture dated September 9, 2005 was extended to June 1, 2012 and the fixed conversion price was reset to $0.0096. This modification of the debt was tested under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments and EITF 06-06, Debtors Accounting for a Modification (or Exchange) of Convertible Debt Instruments to determine if an extinguishment had occurred. The Company’s third party valuation firm determined that the debt was not extinguished, so no gain or loss was recorded. The compound embedded derivative was valued at $3,368,974 at June 30, 2008 using the same methodology. For the period since December 31, 2007 through June 30, 2008, the change in fair value of the derivative liability was a decrease of $1,374,405, which has been classified as net change in fair value of derivative.

The above compound embedded derivative plus the loan costs paid the lender in the amount of $687,832 are recorded as a discount against the notional carrying amount of the debenture payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $18,825 at June 30, 2008 and $112,026 at June 30, 2007.

The conversion feature, reset provision and the Company’s optional early redemption right to the note payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $554,080 at May 31, 2007. Using the same methodology, the single compound embedded derivative liability was valued at $1,548,537 at June 30, 2008. For the period since December 31, 2007 through June 30, 2008, the change in fair value of the derivative liability was a decrease of $2,762,421, which has been classified as net change in fair value of derivative.

In addition to the above, the Company issued warrants that resulted in a warrant derivative liability. This warrant derivative liability using the Black-Sholes Option Pricing Model was initially fair valued at $626,790 at May 31, 2007. Using the same methodology, the warrant derivative liability was valued at $784,420 at June 30, 2008. For the period since December 31, 2007 through June 30, 2008, the change in fair value of the derivative liability was a decrease of $2,346,021, which has been classified as net change in fair value of derivative. The significant assumptions for the Black-Sholes Option Pricing Model at June 30, 2008 was the current stock price, 0% dividend yield, a risk free interest rate of 4.38% and a 350% volatility.

The above compound embedded derivative plus the warrant derivative plus the loan costs paid the lender in the amount of $1,004,289 are recorded as a discount against the notional carrying amount of the note payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $115,003 at June 30, 2008 and $37,383 at June 30, 2007.

The significant assumptions for the Company’s debenture and note utilized in valuing the embedded derivatives as of June 30, 2008:

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

NOTE 5 - SEGMENT REPORTING

Our Company has two business segments: business services (which consist of lending services) and manufacturing and sales of nutritional products through our wholly owned subsidiary, INII. The Company intends to wind down the business services segment as these assets are monetized and devote these resources to expanding the international marketing, sales, and distribution of the Company’s nutritional products.

The Company's operations are conducted in the United States and Ottawa, Ontario, Canada.

	Business	Nutritional
	Services	Products

Six months ended June 30, 2008
Revenue	$6,111	$8,354,534
Interest expense	544,971	657,974
Income (loss) before income tax	5,142,258	(248,459)
Income tax benefit	-	(72,824)
Segment assets	10,570,199	13,005,289
Additions to long-term assets	52,350	21,193
Depreciation and amortization	1,514	417,048

Six months ended June 30, 2007
Revenue	$176,928	$1,569,341
Interest expense	630,734	-
Loss before income tax	(5,243,111)	48,721
Income tax benefit	-	32,737
Segment assets	4,173,072	20,244,823
Additions to long-term assets	-	-
Depreciation and amortization	4,039	68,652

NOTE 6 – RELATED PARTY TRANSACTIONS

Turnaround Partners, Inc. (f/k/a Emerge Capital Corp.) and the Company are separate public entities that were previously under common control. On December 5, 2007, a new majority shareholder invested in Turnaround Partners, Inc. At that time, Timothy J. Connolly and Fred Zeidman resigned as officers and directors and Turnaround Partners, Inc. is no longer affiliated with Natural Nutrition, Inc.

Brokerage fees

Corporate Strategies, Inc. previously had an arrangement whereby it introduced prospective financing clients to the Company. If a transaction was consummated, Corporate Strategies, Inc. earned a fee from the borrower. For the quarters ended June 30, 2008 and 2007 such fees have totaled $-0- and $2,965, respectively. No fees are paid to Corporate Strategies, Inc. by the Company since they are paid by the borrower. No further fees are expected to be paid as the Company is no longer in the business of lending.

Allocation of operating expenses

Corporate Strategies, Inc., a wholly owned subsidiary of Turnaround Partners, Inc, previously performed certain administrative and management functions for the Company. Based on an estimation of efforts expended, the Company was allocated $-0- and $149,721 for the six months ended June 30, 2008 and 2007, respectively. Corporate Strategies, Inc. no longer provides these functions for the Company.

NOTE 7 – COMMON AND PREFERRED STOCK

During the first six months of this year, we have issued 26,052,990 new shares of common stock. We issued 3,011,385 shares for the conversion of preferred stock into common stock, 7,689,285 shares as a result of the 5 for 4 stock split approved on January 28, 2008, 10,352,320 shares for the conversion of convertible debentures and 5,000,000 shares for services.
In May 2007 the Board of Directors of the Company granted the CEO super voting rights, without dilution protection,  in consideration for the CEO entering into a Lockup Agreement for so long as he continues to serve as CEO, preventing him from selling his founder shares of the Company until all amounts owed to the Investor have been fully paid or he no longer serves as CEO.  The Board of Directors approved the designation of Series B convertible preferred stock, par value $.001 to be issued to the CEO which have substantially the same powers and other special rights as the Series A preferred stock except that such new shares shall include super voting rights.  Each share of the Series B convertible preferred stock is convertible into 975 shares of common stock. The holders of Series B preferred stock and the holders of common stock shall vote together and not as separate classes, and the Series B preferred stock shall be counted on an “as converted” basis multiplied by One Hundred (100). As the CEO chose  not to surrender his original class A preferred shares at that time, the transaction converting the CEO’s 71,455 Series A preferred stock to Series B preferred stock was not completed in 2007.  The CEO has now requested that the Series B shares be issued in exchange of his Series A shares as soon as possible.  It is anticipated that the Series B preferred stock will be issued in the quarter ended September 30, 2008.

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

The forward-looking statements contained in this report speak only as of the date hereof.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or any other reason.  All forward-looking statements attributable to Natural Nutrition, Inc. or any person acting on its behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in our Form 10-KSB and in our future periodic reports filed with the SEC. The following M,D&A should be read in conjunction with these unaudited Consolidated Financial Statements of the Company, and the related notes thereto included elsewhere herein, and in conjunction with our audited financial statements, together with footnotes and the MD&A, in our 2007 annual report filed on Form 10-KSB with the SEC.

Overview

On August 25, 2005, Health Express USA, Inc., a Florida corporation, entered into a share exchange agreement with CSI-BF and CSI, the stockholder of CSI-BF. The transaction is being reflected as a reverse acquisition since control of the Company has passed to the shareholders of CSI. The Company was subsequently renamed in 2005 to CSI Business Finance, Inc. (the Florida corporation). In September of 2006, we changed our name from CSI Business Finance, Inc. to Natural Nutrition, Inc. and simultaneously migrated from Florida to Nevada.

On May 23, 2006, our Board of Directors approved a 1 for 25 reverse split of our Common Stock. On January 29, 2008, our Board of Directors approved a 5 for 4 forward common stock split. All references to our common stock in this document are stated in shares after the forward stock split.

All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to and during a part of 2007, our Company, through our wholly-owned operating subsidiary, CSI Business Finance, Inc., primarily generated cash and revenue from financing and investing activities. These activities included equipment leasing, factoring and loan brokerage activities earned in originating and selling business leases, providing short term secured lending, and investing in marketable securities. Management of the Company mitigates its risk in lending by securing loans with pledged assets (collateral) that, when liquidated, have a reasonable probability of realizing proceeds that would retire the liability. In some instances, we obtain personal guarantees from individuals of net worth which are adequate to repay the liability in the event of default. We also traded marketable securities and options with available cash, and on margin. Because our trading involved leveraging, these transactions contained a considerable amount of risk. These activities and all new lending activities of CSI-BF were discontinued in 2007 following the settlement of the litigation and acquisition of the senior debt and operations of INII.

Our management will now concentrate its efforts on collecting the remaining notes receivable from CSI-BF’s former operations. CSI-BF was renamed iNutrition Inc. and is currently the marketing arm of INII. CSI-BF’s mission is to grow the “direct to consumer” sales program for the INII sports nutrition and dietary supplement products. The core focus of all operations is now based on growing the business of INII, our largest asset, which was acquired pursuant to that certain agreement in lieu of foreclosure of a note purchased by the Company in March 2006. INII, a wholly-owned subsidiary of Natural Nutrition, Inc. (OTC Bulletin Board: NTNI), is a twelve (12) year-old specialty manufacturer of sports, nutritional and natural dietary supplement products. INII is an international leader in dietary supplements backed by over twelve (12) years of research and development. INII is authorized to sell sports nutrition products in over eighteen (18) countries throughout the world. All products are manufactured under strict Canadian government quality control measures.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2008 and June 30, 2007

INII was acquired by us on May 31, 2007.

Sales revenue for the three months ended June 30, 2008 included sales for INII of $4,182,512. This revenue was generated from sales of nutritional products from INII.

Interest Income was $74,846 for the three months ended June 30, 2008 as compared to $79,425 for the three months ended June 30, 2007. Interest income was derived mainly from notes receivable relating to investments. Dividend income was $11,712 for the three months ended June 30, 2008 and $1,310 for the three months ended June 30, 2007. Dividend income is primarily derived from various investments in marketable securities. For the three months ended June 30, 2008, we recorded net trading losses from various investments in marketable securities in the amount of $158,358 as compared to gains of $8,726 for the three months ended June 30, 2007. The losses in the 2008 period are primarily a result of losses relating to auction rate securities discussed below. We intend to wind down these activities and make the primary focus of management as well as devoting the Company’s resources to expanding the international marketing, sales and distribution or INII’s nutritional products.

Cost of goods sold, selling, general and administrative expenses and other income and expenses

INII

Cost of sales for our revenue in INII was $3,366,727. Cost of sales includes material, labor and manufacturing costs associated with the production of our products.

Selling, general and administrative expenses were $625,114 for the three months ended June 30, 2008. These expenses include salaries and benefits, professional fees and other ordinary expenses necessary to carry out our operations.

Houston Operations

Our Houston operating expenses were approximately $487,004 for the three months ended June 30, 2008 as compared to $1,669,878 for three months ended June 30, 2007.  Approximately $890,000 of the total expenses in 2007 was a one-time fee paid to a former affiliate for past services rendered for control of INII.

Salaries and Benefits were $161,100 for the three months ended June 30, 2008 as compared to $171,125 for the three months ended June 30, 2007. The primary reason for the increase was the allocation of manpower due to the acquisition of INII in May 2007 including the assignment of a full time executive assistant to the Company.

Professional fees were $130,463 for the three months ended June 30, 2008 as compared to $984,979 for the same period ending June 30, 2007. The primary reason for the decrease is the one-time fee for services in 2007 as described above.

Interest expense was $489,726 for the three months ended June 30, 2008 and $380,824 for the three months ended June 30, 2007. Interest expense primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005, three months interest on our May 31, 2007 note and interest on our margin loan.

The Company was allocated overhead from a former affiliate in the amount of $48,522 for the three months ended June 30, 2007, as compared to $-0- for the three months ended June 30, 2008. The expenses included rent, office supplies, travel and other ordinary expenses necessary to carry out our corporate operations. The arrangement with the former affiliate was discontinued at the end of 2007 due to a change in ownership of the former affiliate.

We recorded income of $5,634,753 for the net change in fair value of our derivatives associated with our convertible debenture and note.

Six Months Ended June 30, 2008 and June 30, 2007

INII was acquired by us on May 31, 2007.

Sales revenue for the six months ended June 30, 2008 included sales for INII of $8,354,534. This revenue was generated from sales of nutritional products from INII.

Fee income from brokerage fees earned in originating and selling business leases and loans was $0 for the six months ended June 30, 2008 versus $2,965 for the six months ended June 30, 2007. We intend to wind down this activity and make the primary focus of management as well as devoting the Company’s resources to expanding the international marketing, sales and distribution of INII’s nutritional products.

Interest Income was $118,213 for the six months ended June 30, 2008 as compared to $153,483 for the six months ended June 30, 2007. Interest income was derived mainly from notes receivable relating to investments. Dividend income was $28,925 for the six months ended June 30, 2008 and $8,469 for the six months ended June 30, 2007. Dividend income is primarily derived from various investments in marketable securities. For the six months ended June 30, 2008, we recorded net trading losses from various investments in marketable securities in the amount of $141,027 as compared to gains of $12,011 for the six months ended June 30, 2008. The losses in 2008 were primarily attributable to the reserve of $165,000 relating to the auction rate securities discussed below. We intend to wind down these activities and make the primary focus of management as well as devoting the Company’s resources to expanding the international marketing, sales and distribution of INII’s nutritional products.

Cost of goods sold, selling, general and administrative expenses and other income and expenses

INII

Cost of sales for our revenue in INII was $6,616,527. Cost of sales includes material, labor and manufacturing costs associated with the production of our products.

Selling, general and administrative expenses were $1,136,399 for the six months ended June 30, 2008. These expenses include salaries and benefits, professional fees and other ordinary expenses necessary to carry out our operations.

Houston Operations

Our Houston operating expenses were approximately $817,928 for the six months ended June 30, 2008 as compared to $2,043,992 for six months ended June 30, 2007.

Salaries and Benefits were $337,297 for the six months ended June 30, 2008 as compared to $190,351 for the six months ended June 30, 2007. The primary reason for the increase was the allocation of manpower due to the acquisition of INII in May 2007 including the assignment of a full time executive assistant to the Company.

Professional fees were $238,190 for the six months ended June 30, 2008 as compared to $1,045,743 for the same period ending June 30, 2007. The primary reason for the decrease is an approximate $890,000 one-time fee paid to a former affiliate for past services rendered for control of INII in 2007.

Interest expense was $963,594 for the six months ended June 30, 2008 and $630,734 for the six months ended June 30, 2007. Interest expense primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005, one month’s interest in 2007 on our May 31, 2007 note and interest on our margin loan in 2007.

The Company was allocated overhead from a former affiliate in the amount of $149,721 for the six months ended June 30, 2007, as compared to $-0- for the six months ended June 30, 2008. The expenses included rent, office supplies, travel and other ordinary expenses necessary to carry out our corporate operations. The arrangement with a former affiliate was discontinued at the end of 2007 due to a change in ownership of the former affiliate.

We recorded income of $6,493,665 for the net change in fair value of our derivatives associated with our convertible debenture and note.

Liquidity and Capital Resources

Operating Activities

We recorded net income for the six months ended June 30, 2008 in the amount of $4,966,623. During the six months ended June 30, 2008, our operations used cash in the amount of $655,171. Cash used by operating activities was primarily due to increases in accounts receivable, inventory and prepaid expenses, offset by increases in accounts payable and accrued liabilities. Cash also increased as a result of reductions in investments in marketable securities.

Investing Activities

We used cash totaling $73,543 for the acquisition of fixed assets during the six months ended June 30, 2008.

As of June 30, 2008, $1,375,000 of our short-term investments was invested in auction rate securities, or ARSs. The $1,375,000 we have invested in ARSs at August 7, 2008 is collateralized by portfolios of AAA municipal obligations.  Through the date of this report, auctions of these securities were not successful, resulting in our continuing to hold these securities and the issuers paying interest at the maximum contractual rate. Based on current market conditions, it is likely that auctions related to these securities will be unsuccessful in the near term. Unsuccessful auctions will result in our holding securities beyond their next scheduled auction reset dates and limiting the short-term liquidity of these investments. While these failures in the auction process have affected our ability to access these funds in the near term, we do not believe that the underlying securities or collateral have been affected. Due to working capital requirements, we have entered into a contract to sell these securities at a discount of 12%, which includes an allowance for expenses. An impairment of $165,000 has been recorded at June 30, 2008 to reflect the anticipated net proceeds of the sale. We anticipate that proceeds from the sale will be settled in the third quarter. Excluding ARSs, we had approximately $1,187,000 in cash and short-term investments. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Financing Activities

We used cash totaling $24,871 for payment on capital lease obligations during the six months ended June 30, 2008. The Company’s secured convertible promissory note in the amount of $9,292,894 requires that the Company maintain EBITDA for each accounting period which equals or exceeds the applicable EBITDA threshold for such accounting period. Our EBITDA for the twelve months ended June 30, 2008 was CDN$1,766,898 versus CDN$1,646,311 as required under the Exhibit to the Note for the first projected year of operation.

The Company had working capital in the amount of $2,394,438 at June 30, 2008. Included in our working capital is $1,205,232 of short term notes receivable and $1,260,000 in investments in marketable securities.

Our cash flows for the periods are summarized below:

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Net cash provided by (used in) operating activities	$(655,171)	$(85,906)
Net cash provided by (used in) investing activities	$(73,543)	$709,022
Net cash provided by (used in) financing activities	$(24,871)	$1,063,419

Our cash has decreased by $736,927 since December 31, 2007.

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

INII leases its building and warehouse in Ottawa, Canada at a current minimum annual cost of $321,680. The Company is also responsible for its share of property tax, maintenance and utility costs on the warehouse lease. The leases expire on April 30, 2009.

Future minimum payments under the office, building and warehouse leases described above, on a fiscal year basis are as follows:

2008	$199,526
2009	182,372
2010	6,169
$388,067

Inflation

The Company believes that inflation has not had a significant impact on operations since inception.

ITEM 4T. CONTROLS AND PROCEDURES

(A) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company’s management, including its Chief Executive Officer ("CEO") who also serves as the Company’s Interim Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of the Company's CEO and CFO (one individual), of the effectiveness of the design and operation of the Company's system of disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the material weaknesses described herein, the Company's CEO and CFO (one individual) has concluded that the Company's disclosure controls and procedures were not effective, as of the date of that evaluation, for the purposes of recording, processing, summarizing and timely reporting of material information required to be disclosed in reports filed by the Company under the Exchange Act.

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

(B) Changes in Internal Controls over Financial Reporting

In connection with the evaluation of the Company's internal controls during the Company's last fiscal quarter covered by this report required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, the Company's CEO and CFO (one individual) has determined that there were no changes to the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially effect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 . LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under thi Item.

ITEM 2 . UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 . DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 . SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 . OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits:

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

Date: August 13, 2008	Natural Nutrition, Inc.
(Registrant)

/s/ Timothy J Connolly
Titles: Chief Executive Officer, Interim Chief Financial Officer, Principal Executive Officer and Interim Principal Financial and Accounting Officer