Form 10-Q
period 2008-09-30
Natural Nutrition Inc.
filed 2008-11-14
CIK 1070050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a small reporting company)	Smaller reporting company ☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares outstanding of our common stock at November 7, 2008 was 64,576,333.

Transitional Small Business Disclosure Format (check one): Yes: ☐ No: ☒

  NATURAL NUTRITION, INC.
FORM 10-Q

INDEX

Page Number

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2008 (Unaudited) and December 31, 2007 (Audited)	3
Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008 and 2007 (Unaudited)	4
Condensed Consolidated Statements of Operations for the three months ended September 30, 2008 and 2007 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7-14
Item 2. Management's Discussion and Analysis or Plan of Operation	15-19
Item 4T. Controls and Procedures	20

PART II - OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 1A. Risk Factors	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	21
Item 4. Submission of Matters to a Vote of Security Holders	21
Item 5. Other Information	21
Item 6. Exhibits	21
SIGNATURES	22

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$1,677,987	$1,923,429
Trade accounts receivable-net of $13,726 and $35,307 allowance for doubtful accounts	2,386,331	1,860,411
Notes receivable - net of allowance of $929,973 and $-0-	280,561	1,203,405
Inventory-net of allowance of $48,897 and $108,400	1,945,938	1,770,595
Investment in marketable securities	50,000	1,692,856
Deferred finance costs	111,849	134,977
Prepaids, accrued interest and other accounts receivable	472,656	287,984
Total current assets	6,925,322	8,873,657
NONCURRENT ASSETS
Fixed assets, net	1,253,707	1,361,530
Intellectual property	3,558,464	4,294,719
Goodwill	9,282,970	9,900,198
Total noncurrent assets	14,095,141	15,556,447
TOTAL ASSETS	$21,020,463	$24,430,104
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable, accrued liabilities and other current liabilities	$1,817,051	$1,382,476
Accrued interest payable	374,254	275,503
Current portion of note payable - net of discount of $244,625 and $318,501	1,164,885	1,210,539
Deferred taxes payable	2,527,725	2,419,767
Total current liabilities	5,883,915	5,288,285
NONCURRENT LIABILITIES
Convertible debenture payable--net of discount of $141,793 and $167,777	15,018,104	15,233,120
Convertible note payable--net of discount of $1,367,932 and $1,617,208	6,515,452	6,146,646
Derivative liabilities	5,805,954	12,184,777
Deferred taxes payable	-	649,226
Capital lease obligations	101,296	148,902
Accrued interest payable	2,057,487	1,483,384
Total liabilities	35,382,208	41,134,340

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Preferred stock, $.01 par value; 10,000,000 shares authorized
Preferred stock Series A Convertible $0.01 par value;
100,000 shares authorized, 19,643 and 94,443 shares issued and outstanding and no
liquidation or redemption value	196	944
Preferred stock Series B Convertible $0.001 par value;
100,000 shares authorized, 71,455 and -0- shares issued and outstanding and no
liquidation or redemption value	72	-
Common stock, par value $0.001; 10,000,000,000 shares
authorized; 69,645,958 and 37,196,387 issued and outstanding	69,646	29,757
Additional paid-in capital	737,899	497,074
Retained deficit	(15,387,024)	(18,511,466)
Accumulated other comprehensive income, foreign currency translation adjustment	217,466	1,279,455
Total shareholders' deficit	(14,361,745)	(16,704,236)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$21,020,463	$24,430,104

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine months ended September 30,
	2008	2007
REVENUE
Sales revenue	$12,264,672	$5,771,105
Fee income	-	2,965
Trading gains (losses)	(129,500)	3,897
Dividends from marketable securities	36,257	9,015
Interest income from notes and debenture receivable	167,462	206,309
Total revenue	12,338,891	5,993,291

OPERATING EXPENSES
Cost of sales revenue	9,790,380	4,767,414
Selling, general and administrative expenses (2008 and 2007
include $-0- and $199,835, respectively of expenses
allocated from an affiliated entity)	4,396,710	3,417,787
Total operating expenses	14,187,090	8,185,201
OPERATING LOSS	(1,848,199)	(2,191,910)

OTHER (INCOME) EXPENSE
Net change in fair value of derivative	(6,389,641)	1,561,112
Loss on sale of investment	11,480	-
Interest and other income	(335,546)	(33,776)
Interest expense	1,809,867	1,279,193
Total other (income) expense	(4,903,840)	2,806,529

Income (Loss) before provision for income taxes	3,055,641	(4,998,439)

INCOME TAX BENEFIT	(68,800)	(59,442)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$3,124,441	$(4,938,997)

Net income (loss) per share - basic	$0.06	$(0.31)
Net income (loss) per share - diluted	$0.02	$(0.31)

Weighted shares outstanding - basic	49,855,367	16,060,568
Weighted shares outstanding - diluted	145,965,917	16,060,568

OTHER COMPREHENSIVE INCOME

NET INCOME (LOSS)	$3,124,441	$(4,938,997)

Foreign currency translation income (expense) adjustment	(1,061,989)	1,194,593

COMPREHENSIVE INCOME (LOSS)	$2,062,452	$(3,744,404)

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30,
	2008	2007
REVENUE
Sales revenue	$3,910,138	$4,201,764
Trading gains (losses)	11,527	(8,114)
Dividends from marketable securities	7,332	546
Interest income from notes and debenture receivable	49,249	52,826
Total revenue	3,978,246	4,247,022

OPERATING EXPENSES
Cost of sales revenue	3,173,853	3,467,897
Selling, general and administrative expenses (2008 and 2007
include $-0- and $50,114, respectively of expenses
allocated from an affiliated entity)	2,048,882	1,152,694
Total operating expenses	5,222,735	4,620,591
OPERATING LOSS	(1,244,489)	(373,569)

OTHER (INCOME) EXPENSE
Net change in fair value of derivative	104,024	(1,201,440)
Interest and other income	(117,277)	(16,538)
Interest expense	606,922	648,459
Total other (income) expense	593,669	(569,519)

Income (Loss) before provision for income taxes	(1,838,158)	195,950

INCOME TAX PROVISION (BENEFIT)	4,024	(92,179)
NET INCOME (LOSS) APPLICABLE TO COMMON SHARES	$(1,842,182)	$288,129

Net income (loss) per share - basic	$(0.03)	$0.01
Net income (loss) per share - diluted	$(0.01)	$0.00

Weighted shares outstanding - basic	66,104,072	19,259,139
Weighted shares outstanding - diluted	154,924,622	2,209,918,984

OTHER COMPREHENSIVE INCOME

NET INCOME (LOSS)	$(1,842,182)	$288,129

Foreign currency translation adjustment	(662,948)	1,133,419

COMPREHENSIVE INCOME (LOSS)	$(2,505,130)	$1,421,548

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

NATURAL NUTRITION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,124,441	$(4,938,997)
Adjustment to reconcile net income to net cash
provided by (used in) operating activities	(3,196,288)	5,900,519

Net cash provided by (used in) operating activities	(71,847)	961,522
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition	-	609,022
Purchase of assets	(147,391)	(95,223)
Sale of asset	-	100,000
Net cash provided by (used in) investing activities	(147,391)	613,799
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible note, net	-	1,070,910
Payments on capital lease obligations	(47,606)	(16,123)
Net cash provided by (used in) financing activities	(47,606)	1,054,787
EFFECT OF EXCHANGE RATE CHANGE ON CASH	21,317	164,893
NET CHANGE IN CASH	(245,527)	2,795,001
CASH, BEGINNING OF PERIOD	1,923,429	148,691
CASH, END OF YEAR	$1,677,902	$2,943,692

SUPPLEMENTAL INFORMATION
Interest paid	$750,000	$710
Taxes paid	$355,156	$-
Purchase of INII:
Fair value of assets acquired	$-	$18,985,445
Liabilities assumed	$-	$4,720,596
Discount on convertible note	$-	$2,185,159
Embeded derivative and warrant liability	$-	$1,180,870
Non-cash portion of convertible note payable	$-	$8,221,964
Deferred finance costs	$-	$153,000
Conversion of debentures, preferred stock and stock for services:
Convertible debt		$12,000
Preferred stock	$(677)	$8
Common stock	$32,200	$8,658
Paid in capital	$240,825	$87,443

See accompanying Notes to Condensed Consolidated Financial Statements (unaudited).

Natural Nutrition, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Our Condensed Consolidated Balance Sheet as of September 30, 2008, the Condensed Consolidated Statements of Operations for the nine and three months ended September 30, 2008 and 2007, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 have not been audited. These statements have been prepared on a basis that is substantially consistent with the accounting principles applied in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. In our opinion, these financial statements include all normal and recurring adjustments necessary for a fair presentation of Natural Nutrition, Inc. (the “Company”) and Subsidiaries. The results for the nine months are not necessarily indicative of the results expected for the year.

As used herein, the “Company”, “management”, “we” and “our” refers to Natural Nutrition, Inc., or Natural Nutrition, Inc. together with its subsidiaries. The Company's fiscal year ends on December 31st.

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

The Series A and Series B Convertible Preferred shareholders and the holders of the common stock of the Company vote together and not as separate classes, and the Preferred Stock shall be counted on an "as converted" basis, thereby giving the Preferred shareholders control of the Company. The transaction was accounted for as a reverse acquisition since control of the Company passed to the shareholders of the acquired company (CSI-BF).

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

Basic and diluted earnings per share calculations are included below:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income (loss) from continuing operations	$3,124,441	$(4,938,997)	$(1,842,182)	$288,129
Less effect of derivatives and convertible note and debenture	(7,715)	2,839,392	-	(552,992)
Net income (loss)	$3,116,726	$(2,099,605)	$(1,842,182)	$(264,863)

Basic weighted average shares	49,855,367	16,060,568	66,104,072	19,259,139
Effect of dilutive securities:
Preferred stock	88,820,550	73,665,540	88,820,550	73,665,540
Convertible note and debenture	7,290,000	2,116,994,305	-	2,116,994,305

Diluted weighted average shares	145,965,917	2,206,720,413	154,924,622	2,209,918,984

Income (loss) per share:
Basic:	$0.06	$(0.31)	$(0.03)	$0.01
Diluted:	$0.02	$(0.31)	$(0.01)	$(0.00)

A secured promissory note in the principal amount of $9,292,894 was outstanding during the three months ended September 30, 2008, but its conversion shares were not included in the computation of diluted per share net income for the three months ended September 30, 2008, because they were anti-dilutive. There were no similar potentially dilutive shares outstanding for the three months and nine months ended September 30, 2007.

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

Until the Note has been converted, redeemed or otherwise satisfied in full in accordance with its terms, the Company shall not, directly or indirectly, redeem, repurchase, or declare or pay any cash dividend or distribution on, its capital stock without the prior express written consent of the holder or, dissolve, liquidate, consolidate with or into another person, or dispose of or otherwise transfer (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any person or acquire any assets or business or any interest in any person or entity in excess of One Hundred Thousand United States Dollars (US$100,000), except for purchases of inventory, raw materials and equipment in the ordinary course of business. So long as the Note is outstanding, for each accounting period identified in an Exhibit to the Note, the Company shall maintain EBITDA for such accounting period which equals or exceeds the applicable EBITDA threshold for such accounting period. The Company has been in discussions with the lender regarding the interpretation of the Exhibit to the Note as to whether it should be interpreted on a fiscal year or calendar year basis. An agreement on this issue has not yet been reached. On a strict calendar year basis as presented in the Exhibit to the Note, our EBITDA for the 9 months ended September 30, 2008 was CDN$1,392,119 versus CDN$1,387,238 as required under the Exhibit to the Note.

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

Since the acquisition was completed on May 31, 2007, only the period from June 1 through September 30, 2007 is included in our nine months results of operations ending September 30, 2007.

The following unaudited pro forma financial information presents the consolidated results of operations for the three and nine months ended September 30, 2008, as if the acquisition had occurred on January 1, 2007, after giving effect to certain adjustments. The pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during this period.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net sales	$3,978,246	$4,247,022	$12,338,891	$12,866,026
Net income (loss)	$(1,842,182)	$(358,367)	$3,124,441	$(5,445,645)
Weighted shares outstanding - basic	66,104,072	19,259,139	49,855,367	16,060,568
Weighted shares outstanding - diluted	154,924,622	2,209,918,984	145,965,917	2,206,720,413
Net income (loss) per share - basic	$(0.03)	$(0.02)	$0.06	$(0.34)
Net income (loss) per share - diluted	$(0.01)	$(0.02)	$0.02	$(0.00)

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

The conversion feature, reset provision and the Company’s optional early redemption right to the debenture payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $413,603 at September 9, 2005. As of May 31, 2007, the maturity date of the Investor debenture dated September 9, 2005 was extended to June 1, 2012 and the fixed conversion price was reset to $0.0096. This modification of the debt was tested under EITF 96-19, Debtors Accounting for a Modification or Exchange of Debt Instruments and EITF 06-06, Debtors Accounting for a Modification (or Exchange) of Convertible Debt Instruments to determine if an extinguishment had occurred. The Company’s third party valuation firm determined that the debt was not extinguished, so no gain or loss was recorded. The compound embedded derivative was valued at $3,583,192 at September 30, 2008 using the same methodology. For the period since December 31, 2007 through September 30, 2008, the change in fair value of the derivative liability was a decrease of $1,160,186, which has been classified as net change in fair value of derivative.

The above compound embedded derivative plus the loan costs paid the lender in the amount of $687,832 are recorded as a discount against the notional carrying amount of the debenture payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $25,840 at September 30, 2008 and $169,955 at September 30, 2007.

The conversion feature, reset provision and the Company’s optional early redemption right to the note payable have been bundled together as a single compound embedded derivative liability, and using a layered discounted probability-weighted cash flow approach, was initially fair valued at $554,080 at May 31, 2007. Using the same methodology, the single compound embedded derivative liability was valued at $1,540,064 at September 30, 2008. For the period since December 31, 2007 through September 30, 2008, the change in fair value of the derivative liability was a decrease of $2,770,894, which has been classified as net change in fair value of derivative.

In addition to the above, the Company issued warrants that resulted in a warrant derivative liability. This warrant derivative liability using the Black-Sholes Option Pricing Model was initially fair valued at $626,790 at May 31, 2007. Using the same methodology, the warrant derivative liability was valued at $682,698 at September 30, 2008. For the period since December 31, 2007 through September 30, 2008, the change in fair value of the derivative liability was a decrease of $2,447,742, which has been classified as net change in fair value of derivative. The significant assumptions for the Black-Sholes Option Pricing Model at September 30, 2008 was the current stock price, 0% dividend yield, a risk free interest rate of 3.38% and a 250% volatility.

The above compound embedded derivative plus the warrant derivative plus the loan costs paid the lender in the amount of $1,004,289 are recorded as a discount against the notional carrying amount of the note payable. The unamortized discount is being amortized over the term of the note using the effective interest method. Recorded in interest expense for this amortization is $323,152 at September 30, 2008 and $141,913 at September 30, 2007.

The significant assumptions for the Company’s debenture and note utilized in valuing the embedded derivatives as of September 30, 2008:

-	The stock price would increase at the cost of equity with a short-term volatility of 240%

-	Registration default would occur only 5% of the time

-	Other forms of default would occur 5% of the time, increasing .3% per quarter

-	Alternative financing would be available starting at 0%, increasing 5% per quarter to a maximum of 20%

-	Common Shares outstanding would increase 5% per quarter

-	Exercise pricing reset events would occur 5% of the time with an adjustment factor to the warrant exercise price of 0.9989

-	Quarterly conversions of the debentures would be limited to the lesser of 4.99% of the outstanding stock or 25% of the average 22-day trading volume.

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

The Company's operations are conducted in the United States and Ottawa, Ontario, Canada.

	Business	Nutritional
	Services	Products

Nine months ended September 30, 2008
Revenue	$57,683	$12,281,208
Interest expense	818,094	991,773
Income (loss) before income tax	3,491,612	(435,971)
Income tax benefit	-	(68,800)
Segment assets	9,195,654	11,824,809
Additions to long-term assets	109,122	38,269
Depreciation and amortization	5,904	623,608

Nine months ended September 30, 2007
Revenue	$222,186	$5,771,105
Interest expense	656,256	622,937
Loss before income tax	(4,855,073)	(143,366)
Income tax benefit	-	(59,442)
Segment assets	3,723,371	21,150,287
Additions to long-term assets	-	95,223
Depreciation and amortization	2,271	278,929

NOTE 6 - RELATED PARTY TRANSACTIONS

Turnaround Partners, Inc. (f/k/a Emerge Capital Corp.) and the Company are separate public entities that were previously under common control. On December 5, 2007, a new majority shareholder invested in Turnaround Partners, Inc. At that time, Timothy J. Connolly and Fred Zeidman resigned as officers and directors and Turnaround Partners, Inc. is no longer affiliated with Natural Nutrition, Inc.

Brokerage fees

Corporate Strategies, Inc. previously had an arrangement whereby it introduced prospective financing clients to the Company. If a transaction was consummated, Corporate Strategies, Inc. earned a fee from the borrower. For the quarters ended September 30, 2008 and 2007 such fees have totaled $-0- and $2,965, respectively. No fees are paid to Corporate Strategies, Inc. by the Company since they are paid by the borrower. No further fees are expected to be paid as the Company is no longer in the business of lending.

Allocation of operating expenses

Corporate Strategies, Inc., a wholly owned subsidiary of Turnaround Partners, Inc, previously performed certain administrative and management functions for the Company. Based on an estimation of efforts expended, the Company was allocated $-0- and $199,835 for the nine months ended September 30, 2008 and 2007, respectively. Corporate Strategies, Inc. no longer provides these functions for the Company.

NOTE 7 - COMMON AND PREFERRED STOCK

During the first nine months of this year, we have issued 39,888,848 new shares of common stock. We issued 3,011,385 shares for the conversion of preferred stock into common stock, 7,689,285 shares as a result of the 5 for 4 stock split approved on January 28, 2008, 24,188,178 shares for the conversion of convertible debentures and 5,000,000 shares for services.

In May 2007 the Company granted the CEO super voting rights in consideration for the CEO entering into a Lockup Agreement for so long as he continues to serve as CEO, preventing him from selling shares of the Company until all amounts owed to the Investor have been fully paid. The Board of Directors approved the designation of Series B convertible preferred stock, par value $.001 to be issued to the CEO which have substantially the same powers and other special rights as the Series A preferred stock except that such new shares shall include super voting rights. Each share of the Series B convertible preferred stock is convertible into 975 shares of common stock. The holders of Series B preferred stock and the holders of common stock shall vote together and not as separate classes, and the Series B preferred stock shall be counted on an “as converted” basis multiplied by One Hundred (100). The transaction converting the CEO’s 71,455 Series A preferred stock to Series B preferred stock was completed during the quarter ended September 30, 2008.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 and September 30, 2007

INII was acquired by us on May 31, 2007.

Sales revenue for the three months ended September 30, 2008 included sales for INII of $3,910,138 as compared to $4,201,764 for the three months ended September 30, 2007. This revenue was generated from sales of nutritional products from INII.

Interest Income was $49,249 for the three months ended September 30, 2008 as compared to $52,826 for the three months ended September 30, 2007. Interest income was derived mainly from notes receivable relating to investments. Dividend income was $7,332 for the three months ended September 30, 2008 and $546 for the three months ended September 30, 2007. Dividend income is primarily derived from various investments in marketable securities. For the three months ended September 30, 2008, we recorded net trading gains from various investments in marketable securities in the amount of $11,527 as compared to losses of $8,114 for the three months ended September 30, 2007. The gains in the 2008 period are primarily a result of mark-to-market adjustments at September 30, 2008. We intend to wind down these activities and make the primary focus of management as well as devoting the Company’s resources to expanding the international marketing, sales and distribution or INII’s nutritional products.

Cost of goods sold, selling, general and administrative expenses and other income and expenses

INII

Cost of sales for our revenue in INII was $3,173,853 for the three months ended September 30, 2008 as compared to $3,467,897 for the three months ended September 30, 2007. Cost of sales includes material, labor and manufacturing costs associated with the production of our products.

Selling, general and administrative expenses were $517,793 for the three months ended September 30, 2008 as compared to $513,954 for the three months ended September 30, 2007. These expenses include salaries and benefits, professional fees and other ordinary expenses necessary to carry out our operations.

Houston Operations

Our Houston operating expenses were approximately $1,324,396 for the three months ended September 30, 2008 as compared to $638,739 for three months ended September 30, 2007.  Approximately $925,000 of the total expenses in 2008 relates to bad debt expense on notes receivable as compared to $447,377 for the three months ended September 30, 2007.

Salaries and Benefits were $160,964 for the three months ended September 30, 2008 as compared to $134,742 for the three months ended September 30, 2007. The primary reason for the increase was the allocation of manpower due to the acquisition of INII in May 2007 including the assignment of a full time executive assistant to the Company.

Professional fees were $108,951 for the three months ended September 30, 2008 as compared to $20,475 for the same period ending September 30, 2007. The primary reason for the increase is consulting fees paid in 2008 for internet marketing consulting.

Interest expense was $484,074 for the three months ended September 30, 2008 and $475,729 for the three months ended September 30, 2007. Interest expense primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005 and interest on our May 31, 2007 note.

The Company was allocated overhead from a former affiliate in the amount of $-0- for the three months ended September 30, 2008, as compared to $50,114 for the three months ended September 30, 2007. The expenses included rent, office supplies, travel and other ordinary expenses necessary to carry out our corporate operations. The arrangement with the former affiliate was discontinued at the end of 2007 due to a change in ownership of the former affiliate.

We recorded expenses of $104,024 for the net change in fair value of our derivatives associated with our convertible debenture and note.

Nine Months Ended September 30, 2008 and September 30, 2007

INII was acquired by us on May 31, 2007.

Sales revenue for the nine months ended September 30, 2008 included sales for INII of $12,264,672 as compared to $5,771,105 for the nine months ended September 30, 2007. Revenue for 2007 included INII operations for the four months ended September 30, 2007. This revenue was generated from sales of nutritional products from INII.

Fee income from brokerage fees earned in originating and selling business leases and loans was $0 for the nine months ended September 30, 2008 versus $2,965 for the nine months ended September 30, 2007. We intend to wind down this activity and make the primary focus of management as well as devoting the Company’s resources to expanding the international marketing, sales and distribution of INII’s nutritional products.

Interest Income was $167,462 for the nine months ended September 30, 2008 as compared to $206,309 for the nine months ended September 30, 2007. Interest income was derived mainly from notes receivable relating to investments. Dividend income was $36,257 for the nine months ended September 30, 2008 and $9,015 for the nine months ended September 30, 2007. Dividend income is primarily derived from various investments in marketable securities. For the nine months ended September 30, 2008, we recorded net trading losses from various investments in marketable securities in the amount of $129,500 as compared to gains of $3,897 for the nine months ended September 30, 2008. The losses in 2008 were primarily attributable to losses relating to the auction rate securities discussed below. We intend to wind down these activities and make the primary focus of management as well as devoting the Company’s resources to expanding the international marketing, sales and distribution of INII’s nutritional products.

Cost of goods sold, selling, general and administrative expenses and other income and expenses

INII

Cost of sales for our revenue in INII was $9,790,380 for the nine months ended September 30, 2008 as compared to $4,767,414 for the nine months ended September 30, 2007 which included only four months after the acquisition of INII on May 31, 2007. Cost of sales includes material, labor and manufacturing costs associated with the production of our products.

Selling, general and administrative expenses were $1,654,192 for the nine months ended September 30, 2008 as compared to $647,057 for the nine months ended September 30, 2007. These expenses include salaries and benefits, professional fees and other ordinary expenses necessary to carry out our operations.

Houston Operations

Our Houston operating expenses were approximately $2,118,777 for the nine months ended September 30, 2008 as compared to $2,770,730 for nine months ended September 30, 2007.

Salaries and Benefits were $498,261 for the nine months ended September 30, 2008 as compared to $412,405 for the nine months ended September 30, 2007. The primary reason for the increase was the allocation of manpower due to the acquisition of INII in May 2007 including the assignment of a full time executive assistant to the Company.

Professional fees were $347,141 for the nine months ended September 30, 2008 as compared to $1,154,218 for the same period ending September 30, 2007. The primary reason for the decrease is an approximate $890,000 one-time fee paid to a former affiliate for past services rendered for control of INII in 2007.

Interest expense was $1,430,541 for the nine months ended September 30, 2008 and $956,344 for the nine months ended September 30, 2007. Interest expense primarily relates to the expense associated with the $15,635,199 five percent (5%) convertible debenture entered into in September 2005 and four month’s interest in 2007 on our May 31, 2007 note.

The Company was allocated overhead from a former affiliate in the amount of $-0- for the nine months ended September 30, 2008, as compared to $199,835 for the nine months ended September 30, 2007. The expenses included rent, office supplies, travel and other ordinary expenses necessary to carry out our corporate operations. The arrangement with a former affiliate was discontinued at the end of 2007 due to a change in ownership of the former affiliate.

We recorded income of $6,389,641 for the net change in fair value of our derivatives associated with our convertible debenture and note.

Liquidity and Capital Resources

Operating Activities

We recorded net income for the nine months ended September 30, 2008 in the amount of $3,124,441. During the nine months ended September 30, 2008, our operations used cash in the amount of $245,527. Cash used by operating activities was primarily due to increases in accounts receivable, inventory and prepaid expenses, offset by increases in accounts payable and accrued liabilities. Cash also increased as a result of reductions in investments in marketable securities.

Investing Activities

We used cash totaling $147,391 for the acquisition of fixed assets during the nine months ended September 30, 2008.

As of September 30, 2008, we had approximately $1,680,000 in cash and short-term investments. We believe the working capital available to us will be sufficient to meet our cash requirements for at least the next 12 months.

Financing Activities

We used cash totaling $47,606 for payment on capital lease obligations during the nine months ended September 30, 2008. The Company’s secured convertible promissory note in the amount of $9,292,894 requires that the Company maintain EBITDA for each accounting period which equals or exceeds the applicable EBITDA threshold for such accounting period. Our EBITDA for nine months ended September 30, 2008 was CDN$1,392,119 versus CDN$1,387,238 as required under the Exhibit to the Note for the nine months.

The Company had working capital in the amount of $1,041,407 at September 30, 2008. Included in our working capital is $280,561 of short term notes receivable and $50,000 in investments in marketable securities.

Our cash flows for the periods are summarized below:

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

Net cash provided by (used in) operating activities	$(71,847)	$961,522
Net cash provided by (used in) investing activities	$(147,391)	$613,799
Net cash provided by (used in) financing activities	$(47,606)	$1,054,787

Our cash has decreased by $245,527 since December 31, 2007.

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

INII leases its building and warehouse in Ottawa, Canada at a current minimum annual cost of $308,230. The Company is also responsible for its share of property tax, maintenance and utility costs on the warehouse lease. The leases expire on April 30, 2009.

Future minimum payments under the office, building and warehouse leases described above, on a fiscal year basis are as follows:

2008	$96,373
2009	177,852
2010	6,169
$280,394
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

Date: November 13, 2008	Natural Nutrition, Inc.
(Registrant)

/s/ Timothy J Connolly
Titles: Chief Executive Officer, Interim Chief Financial Officer, Principal Executive Officer and Interim Principal Financial and Accounting Officer