Form 10-K
period 2019-12-31
AppTech Corp.
filed 2020-03-30
CIK 1070050

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-27569

AppTech Corp.

(Exact name of registrant as specified in its charter)

Wyoming	65-0847995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5876 Owens Ave. Suite 100 Carlsbad, California	92008
(Address of principal executive offices)	(Zip Code)

(760) 707-5959

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	APCX	OTC Pink Open Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

As of June 30, 2019, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $23,550,000 based on the closing price of the registrant’s Common Stock, on June 30,2019, as reported by the OTC Pink Open Market. As of December 31, 2019, the last business day of the registrant’s last completed quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $34,215,000 based on the closing price of the registrant’s Common Stock, on December 31, 2019, as reported by the OTC Pink Open Market. For the purposes of this disclosure, shares of Common Stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2020, there were 324 holders of record of our common stock, and there were 84,336,825 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2020 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AppTech Corp.

Form 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this report of AppTech Corp. (we, our, AppTech or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

●	uncertainty associated with anticipated launch of our Secure Text Payment System;

●	dependence on third-party channel and referral partners, who comprise a significant portion of our sales force, for gaining new clients;

●	the possibility that we may fail to sustain the listing standards required to up-list to the OTCQB Market, and the possibility that even if we do sustain potential compliance, we may again fail to comply with the OTCQB listing standards in the future;

●	a slowdown or reduction in our sales in due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

●	uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of our Secure Text Payment System in the U.S. and other regions of the world where we intend to sell the product;

●	dependence on third-party payment processors to facilitate our merchant services capabilities;

●	general economic uncertainty associated with the Covid-19 pandemic;

●	delay in or failure to obtain regulatory approval of our Secure Text Payment System or any future products in additional countries;

●	our ability to operate our business while timely making payments to our loan agreements;

●	our need to raise additional financing;

●	our ability to retain and recruit appropriate employees, in particular a productive sales force; and

●	current and future laws and regulations.

All written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation and specifically decline any obligation, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Please see, however, any further disclosures we make on related subjects in any annual, quarterly or current reports that we may file with the Securities and Exchange Commission (SEC).

We encourage you to read the discussion and analysis of our financial condition and our consolidated financial statements contained in this Annual Report on Form 10-K. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K, the words “AppTech” “we,” “us,” the “registrant” or the “Company” refer to AppTech Corp.

Item 1. Business.

Business Overview

We are a financial technology company utilizing innovative payment processing technologies to complement our core merchant services capabilities. Our patented and proprietary software for merchant services, text marketing and lead generation are licensable or available through a suite of synergistic offerings directly to our clients. We are developing an enterprise-grade text payment system using the simplicity and familiarity of text messaging with multi-factor authentication to ensure security.

Our company’s merchant services provide financial processing for businesses to accept traditional means of cashless payments, such as credit cards, ACH, wireless payments, and more. Through partnerships and proprietary software, we offer our merchants advanced capabilities such as online payment gateways and payment splitting to protect, enhance and expand their business. Further, in part through our intellectual property and patents, we offer integrated, advanced solutions for mobile payment processing, payment facilitation, digital marketing, software development, mobile app development, website development and website hosting.

We are expanding our merchant processing services to include enterprise-grade, patent protected software and intellectual property for secure short message system, or SMS, payments and advanced text messaging for lead generation. Our patent protected software and technology manages text messaging for notification, response, authentication, marketing, advertising, information queries and reports. Our software platforms will incorporate advanced intellectual property to transact mobile payments via secure text messaging based on secure multi-factor authentication, or MFA, technology, thereby extending merchants’ marketplace and avenues to receive payments.

Mobile payment systems have become essential to the operations of businesses and government agencies, as consumers demand ease of payment for their purchases. According to Market Watch, global mobile payments revenues are forecasted to increase at a CAGR of 39.1% through 2020 and reach $2.89 trillion in revenues. The security of mobile payments is a concern to the adoption of mobile payments with 70% of the U.S. population noting it as a concern, according to Pew Trusts Research. We believe that our technology will greatly increase the adoption of mobile payment through ease of use including text-based security protocols.

Text messaging has become the preferred communication platform for the world. As a result, text messaging technologies aimed to assist businesses meet the needs of their customers are important. According to Next Web, SMS text messaging is the most widely used data application, adopted by 80% of mobile subscribers with a 90% read rate in minutes. According to Transactional Messaging Consumer Report by Vibes, 78% of US consumers say receiving a text message is the fastest way to reach them for important service updates and purchases. To succeed, businesses may need to adopt text messaging to engage with their customers. We believe that our patent protected text platform will allow businesses to communicate regularly with their customers, suppliers and partners knowing that their texts are being read and welcomed.

We seek to grow our business by pursuing the following strategies:

●	Increasing our customer base by offering unique, patent protected technologies;
●	Rolling-out our secure text payment system which does not require a data plan or an application;
●	Expanding our lead generation services enabling businesses to better engage their customers;
●	Maintaining technological leadership by continuing to innovate and improve our technology;
●	Pursuing strategic acquisitions or partnerships to complement and bolster our suite of fintech products;
●	Creating cross-selling synergies by providing a holistic suite of products and services to merchants;
●	Utilizing a scalable business model to eliminate certain barriers to rapid growth.

We are an OTC Pink Open Market traded corporation headquartered in Carlsbad, CA. Our stock trades under the symbol “APCX.” We were founded in 1998 as Health Express USA, Inc. Our business went through name changes in 2005 (CSI Business, Inc.), 2006 (Natural Nutrition Inc.) and 2009 (AppTech Corp.) In 2013, we merged with Transcendent One, Inc., whereby Transcendent One, Inc. and its management took controlling ownership of the Company. From this point forward, we have operated as a merchant services provider, continuing the business conducted by Transcendent One, Inc. In 2017, we acquired certain assets from GlobalTel Media, Inc., or GTM, which included patented, enterprise-grade software for advanced text messaging. In addition to the software and associated databases, the acquisition included four patents and additional intellectual property for mobile payments and advanced MFA security protocols.

Industry and Market Data

We use market data and industry forecasts throughout this registration statement and, in particular, in the sections entitled “Industry Overview.” Unless otherwise indicated, statements in this registration statement concerning our industry and the markets in which we operate, including our general expectations, competitive position, business opportunity and market size, growth and share, are based on information obtained from industry publications, government publications and third party forecasts. The forecasts and projections are based upon industry surveys and the preparers’ experience in the industry. There can be no assurance that any of the projections will be achieved. We believe that the surveys and market research performed by others are reliable, but we have not independently verified this information. Accordingly, the accuracy and completeness of the information are not guaranteed.

Industry Overview

The financial technology and transaction processing industries are an integral part of today’s worldwide financial structure. The electronic payments industry is massive, with growth fueled by powerful long-term trends that continue to increase the acceptance and use of electronic-based payments compared to paper-based payments. According to The Nilson Report, purchase volume on credit, debit and prepaid cards in the United States was approximately $6.1 trillion in 2018 and is estimated to reach nearly $10.4 trillion by 2027, a compound annual growth rate, or CAGR, of 6.1%.

Historically, to facilitate the acceptance of card-based payments at the point-of-sale (“POS”), banks began providing payment services to their local merchants. Providers of these services, both divisions of banks and independent companies, became known as merchant acquirers. The merchant acquiring industry has grown significantly as more and more merchants and organizations accept card-based payments in response to their growing adoption by consumers. According to First Annapolis, there are over 27 million merchants in the United States that can potentially accept payments at a POS.

The payment processing industry continues to evolve rapidly, based on the application of new technology and changing customer needs. Changes in technology allow for new payment methods, such as mobile payments, and merchants increasingly need new methods of interacting with their customers to ensure loyalty and repeat business. As consumers continue to integrate mobile devices into their lives, there will be increased demand to conduct business on these devices.

According to TechForce, global mobile payments increased $620 billion in 2016 and is expected to reach over $1.09 trillion in 2019. Mobile payments in the United States are expected to grow at a CAGR of 16.8% from 2018 to 2023. According to Statista, in 2020, the number of global mobile phone users is forecasted to reach 4.78 billion.

GSMA Intelligence reported that globally, there are more than 9.2 billion mobile connections and 5.1 billion mobile subscribers with text messaging capabilities. Statista asserted that just over 3.9 billion of these devices have access to mobile internet.

According to creditcards.com, consumers are concerned about the security of paying with a smartphone. In a 2016 survey, Accenture found 21% of respondents were reluctant to enter their payment card details into their smartphones, and 19% said they believed paying with their phones could lead to fraud. In a poll conducted by Business 2 Community, over 47% have doubts about the security of current mobile payment systems and only 23% are confident that their personal data is safe. Despite this, according to Accenture, digital payments are on the verge of becoming mainstream— consumers will use digital payments more in 2020 with 73% of consumers trusting traditional card providers the most as their mobile payments’ provider.

As businesses adopt mobile payment solutions in response to user demand, they need to better educate their customers on the security of mobile payments. According to creditcards.com, consumers need to recognize that mobile payment methods offered by major providers are more secure than physical cards and cash because mobile wallets use methods such as encryption and tokenization to mask payment card account numbers as you enter them and when you pay. Nonetheless, consumer satisfaction is high with mobile payments. In fact, Accenture reports that most mobile payments users are satisfied—76% are happy using mobile banking apps to make payments.

Our Strategy

From traditional merchant accounts to customizable solutions, we intend to modernize and enhance the payment processing capabilities for merchants throughout the world. Our business objective is to generate revenues based on licensing fees, synergistic product lines and continual advancement of our IP portfolio.

Our target market is major brands and corporations seeking to create payment channels, as well as SMBs looking to integrate technological advancement in their payment processing services. For larger corporations, we will utilize a reseller model, which offers our technology and services via software licenses with revenue sharing and annual fees. Conversely, by offering SMBs a full array of merchant processing and lead generation services, we will allow them to better interact with their customers and provide additional, dynamic means of processing payments. SMBs generally lack the resources of large enterprises to invest heavily in technology. As a result, they are more dependent on service providers, such as us, to handle critical functions including payment acceptance and other support services.

Businesses’ financial technology needs are increasingly complex. As electronic and mobile commerce continue to grow, businesses are likely to use technology to better reach their customers. We believe by delivering simple and secure payment processing based on patent protected technology utilizing standard text messaging, as well as offer lead generation services tailored to their specific customers, suppliers and partners, there will be high demand for our products and services.

We seek to grow our business by pursuing the following strategies:

●	Increasing our customer base by offering unique, patent protected technologies. We believe that our unique, patent protected technologies will allow us to offer our current and new clients a more complete system for reaching and servicing their clients. Our existing clients increasingly need integrated solutions to better meet their business needs. We believe that our mobile payment and lead generation services will appeal to new and existing clients.

●	Rolling-out our secure text payment system which does not require an application. As businesses look to meet consumer demand for a secure mobile payment system, we intend to introduce our text payment processing system in 2020. Our secure text payment system, which does not require internet access, a data plan or a mobile app, will expand the number of people who will be able to use mobile payments both in the US and abroad, increasing our clients’ ability to generate revenues.

●	Expanding our lead generation services enabling businesses to better engage their customers. We will leverage our experience and expertise in lead generation with our text message platform to enable our customers to better interact with their customers. Businesses need to better engage with their customers in a manner that the customers prefer. Text messaging is easy, reliable and popular with consumers.

●	Maintaining technological leadership by continuing to innovate and improve our technology. At the core of our services is a strong technological system. In order to meet our client’s current and future needs, we need to continue to innovate and introduce new products and services that allow them to succeed. Our strong patent protection allows us to offer sophisticated products allowing businesses to meet the needs of their customers.

●	Pursuing strategic acquisitions to complement and bolster our suite of fintech products. We expect to pursue acquisitions that would allow us to expand our customer base or product and service offerings and acquisitions that would further our intellectual property. There is ongoing consolidation in the payments industry being driven by benefits of scale, merchant demand for integrated payment and software solutions and by service providers seeking access to new, high-growth markets and geographies.

●	Creating cross-selling synergies by providing a wholistic suite of products and services to merchants. We offer a wholistic suite of products and services that allow, or will allow, businesses to engage us for a customizable variety of payment processing, marketing and lead generation needs. Our products and services are complimentary, opening further opportunities for growth.

●	Utilizing a scalable business model to eliminate certain barriers to rapid growth. Management is confident that the performance and reliability of our proprietary software will not be compromised as the workload and/or scope increases. Additionally, with no physical inventory and the ability to offer licensable products, we believe we are able to eliminate complicated barriers to rapid growth.

Vital to our future success is the market penetration of our current and future products. Our market penetration strategy includes four elements: (1) royalty-free licenses; (2) engaging close industry contacts; (3) utilizing potential market share shifting IP; and (4) illustrating a need for our products in fintech.

At the outset, to gain a foothold, we will offer royalty-free licenses for our text messaging platform in exchange for the processing payments using our secure text payment system. By incentivizing potential clients with free access to patented texting software, we give clients the ability to bolster and enhance their fintech capabilities, while creating further revenue streams for our full suite of products.

With years of fintech experience, management believes we can leverage our industry contacts and past clients in order to gain valuable contracts with businesses. Engaging individuals with the ability to integrate our products may prove invaluable. Further, through our channel partnerships, we have an expansive network of potential clients to integrate our technology into their payment processing needs.

Management believes our products allow for swift entry into the mobile payments market because we possess the industry’s first text payment system that incorporates multi-factor authentication or MFA. Our product is more secure than our competitors and helps to ensure an individual’s financial information is protected. Because of this differentiation, the scalability of our product and the apparent industry need, we believe our text payment system will be rapidly adopted.

Companies are regularly attempting to identify ways to stay in contact with their customers and create new payment channels. Our products do precisely this. When customers sign up for our secure text payment system, clients will have the ability to integrate a text messaging waiver into the registration process. This allows for clients to have fresh, opted-in contact information which can be paired with our text messaging services for notification, response, authentication, marketing, advertising, information queries and reports. It is our intent to market these identifiable benefits to companies in order to illustrate the advantages of partnering with us. Specific industries that could utilize our secure text payment system are pharmacies, collection agencies, charitable and religious organizations, utility companies, property management companies and any business that relies upon recurring business.

Our Products and Services

Merchant Services

Our core business is merchant transaction services. We create revenue by processing payments for credit and debit cards via POS (point of sale) equipment, e-commerce gateways, periodic ACH (automatic clearing house) payments and gift & loyalty programs. We currently support over 100 merchants representing dozens of market verticals in managing their financial transactions.

Each merchant has unique requirements for payment processing. As a result, we have a variety of processing partners to meet each merchant’s requirements. In addition to these needs, we take into consideration certain aspects of each business in choosing the optimal processing partner including risk, volume, customer service, integration capabilities, product features and profitability.

Our processing partners include Total Systems Services (“TSYS”)/ProPay Inc., JetPay an NCR Payment Solutions Company, Harbortouch Payments a Shift4 Company, Cynergy Data Group and High Risk Holdings, LLC, with each providing products and services that meet each of our merchants’ needs. Currently, our partners manage our backend payment processing needs in addition to managing risk and compliance on our behalf. Through the implementation of our proprietary payment processing protocols as we grow our customer base, we will manage the risk and compliance ourselves, which will increase our margins on each transaction processed.

Using our proprietary software, together with our partnerships, we are able to offer our merchants efficient online onboarding through our website development and hosting services, payment integration APIs including data encryption, payment tokenization and issuing banking authorization, and the creation of white-label, merchant-specific mobile applications. As we move forward with our secure text payment system, we intend to enter new partnership agreements to align with our plans to integrate advanced processing capabilities, permitting the global expansion of our secure text payments.

Secure Text Payment System

We are developing a comprehensive and broad mobile payment platform that has been supplemented with advanced features that include SMS MFA. By integrating our payment processing with secure text messaging and advanced MFA, we offer the mobile payment industry’s first and only patent protected multi-factor authenticated text payment system. The integration of direct, reliable, instant, and familiar text messaging with secure payments is how we believe we bridge the gap between fintech and mobile wireless systems.

Features of our secure mobile payments include:

●	Utilization of standard SMS (Short Message Services) text messaging;

●	A payment platform that does not require mobile internet, a data plan or a mobile application;

●	A secure text payment protocol that can be used on all traditional and smart cellular phones on all major global carriers without any additions or modifications to the mobile user wireless plan;

●	Simple to use multi-factor authentication of the end-user.

Our secure text payment system is a simple, three-step SMS text process utilizing a digital wallet, necessary to verify payee and payor identification, account numbers and fund availability for preregistered users. Payment may be engaged by the mobile user messaging a set of keywords to an established short code managed by us, or a merchant can contact an opted-in mobile user inquiring whether they desire to make a payment. The registered user will authorize the amount and company in which they intend to remit payment. Thereafter, the mobile user will receive another text message requesting multi-factor authentication, which requests randomized characters from a set of three previously established passwords. The characters and their order will change with each payment authorized, but the codes (passwords) remain constant.

Within the secure text payment platform there are four distinct services that are used. These include: (1) our patented text messaging platform, (2) our multi-factor authentication system, (3) a digital wallet and (4) payment processing. Depending on the needs of the merchant, we may provide all four services or only license our text messaging platform and MFA system to a business that utilizes their own/third-party digital wallet and alternate payment processors. We have developed application programming interfaces (APIs) to allow licensees to develop their own, white-labeled software applications. This flexible approach allows for an opportunity for greater market penetration.

Our secure text payment system will be used by businesses seeking to maintain contact with customers and find new ways to receive payments. A utility company could contact a customer via text message informing them their bill is due, then ask if they would like to pay their bill by a few simple text messages, or a church could contact their parishioners asking to contribute their weekly tithe.

As most cellular users are aware, SMS texting is not secure, but we have developed a proprietary technology to authenticate the identity of end user customers using simple text messaging. Based upon MFA, end users will use the same simple and basic core technology of SMS for verifying and validating their mobile purchases.

It is management’s belief that our Secure Text Payment Systems is in its final stages of development. The product is operational but still needs integration, testing and certification in order to be marketable. As such, our Secure Text Payment System should be ready for market as early as the second quarter of 2020.

We believe this simple payment process has widespread application and adoption by mobile users because it utilizes a technology many end users are comfortable with and use daily. The process is quick and user-friendly allowing businesses to simply expand their payment receiving capabilities. No other product exists that provides verification of accounts and funds, authentication of user identity, and the authorization of payment processing.

The following is a visual depiction of the Secure Text Payment System:

Lead Generation

For many of our merchant services clients, lead generation has relied on thousands of “cold calls” that were rarely answered. According to the Mobile Marketing Association, the only wireless technology that is opened 98% of the time is SMS text message. As a supplement to our merchant services business, we offer a patent protected SMS text messaging lead generation service for advertising, marketing and alerting our merchants’ customers directly.

Using the merchant’s own opted-in mobile number database, our lead generation service can regularly offer the merchants’ customers with the latest in the merchant’s products and services, promotions, discounts, appointment scheduling as well as payment reminders, which can then be purchased via our secure text payments should merchants choose to utilize this service.

Soliciting consumers requires added incentive and, as a solution, we are creating a text rewards program; by partnering with national brands, we will be offering cash awards redeemable where the merchants’ customers shop, eat and are entertained. Management believes this will increase our merchant customers’ revenues and increase our customer base.

Our lead generation platform utilizes our patented text messaging capabilities to deliver text marketing services. Currently, in association with a partnership, we are capable of delivering 300 texts per second, per short code from our consumer mobile phone database of over 125 million cell phone numbers.

By offering merchants our lead generation services, it provides an opportunity for cross-selling our secure text payment system. For example, a pharmacy using our services to inform their consumer that their prescription is filled can then send a follow-up text asking if the consumer is interested in paying for the prescription via our secure text payment. Management believes this cross-selling synergy has the ability to increase revenues for all the services we offer.

Our web-based advanced text messaging for marketing, advertising, information queries and alert notifications has extensive applications across numerous industries. Our past, present, and future clients will have direct access to their end user customers offering them targeted information and new services. Just as important, our technology is scalable, easily allowing us to meet the needs of our growing customer base.

The following is a visual representation of our lead generation system:

Intellectual Property

Our intellectual property is an important component to our business. Our strategy is to continue to build on our existing patent base and further develop additional patents and intellectual property as we grow our business domestically and internationally. Our management has a track record of successfully developing patent based software products, integrating new technologies and creating intellectual property that have significantly contributed to our performance.

We have incorporated four USPTO patents into our operational, enterprise-grade text messaging platform for SMS marketing, advertising and sales. By integrating our SMS technology with our MFA payment system, we will offer secure text payments. In addition to secure text payments, our MFA allows users to authenticate and validate in order to access private data and complete online transactions and inquiries. Our proprietary text messaging capabilities also allow users to send and receive a text message from a short code and initiate two-way chat from a mobile to a computer using only text-messaging.

Mobile-to-Mobile Payment System and Method	Computer-to-Mobile Two-Way Chat System and Method	System and Method for Delivering Web Content to a Mobile Device	System and Method for Delivering Web Content to a Mobile Device
SMS chat on a computer short or long codes, chat on circuit & packet switch networks, chat on paging channels.	Receiving, displaying, linking web content via URL from application delivered via SMS short code to at least one mobile.	Receiving, displaying, linking web content via URL from application delivered via SMS short code to at least one mobile.	Embedding of a URL in a text message from a pop- up screen.

Expiration Date:	Expiration Date:	Expiration Date:	Expiration Date:
11-12-2029	11-14-2030	09-28-2024	02-26-2027

Patent Number 8,369,828 is at the core of our Secure Text Payment System. The patent enables a mobile user to initiate a request for payment to a payee via SMS text message. Patent Number 8,315,184 utilizes short and/or long codes to send and receive text messages from an application to a mobile device. Patent Number 8,572,166 embeds a URL in a text message sent from an application to a mobile device. These patents comprise the components of our Secure Text Payment System. Patent Number 8,073,895 provides us another capability of delivering web content to a mobile device.

We currently have one additional patent pending. We anticipate seeking additional patents, including derivative patents, as we continue to innovate to better meet our customer’s needs. In addition to incorporating our intellectual property into our offerings, we will license all or some of our technology to third parties to increase our revenue and speed market acceptance of our products and services.

Regulations

Various aspects of our business are subject to U.S. and non-U.S. federal, state and local regulation. Many domestic laws and regulations that affect companies conducting business on the Internet and companies transmitting user information and payments via text message or other electronic means are still evolving and the interpretation of such laws and regulations are often uncertain. Failure to comply with applicable laws and regulations may result in the suspension or revocation of licenses or registrations, the limitation, suspension or termination of services and/or the imposition of civil and criminal penalties and/or fines. Our services to mobile phone carriers are also further subject to certain of the rules and policies of such carriers and ongoing contractual covenants with such carriers, the violation of which may result in penalties and/or fines and possible termination of our services. Certain services we offer are also subject to rules set by various payment networks, such as Visa and MasterCard.

Association and Network Rules. While not legal or governmental regulation, we are subject to the network rules of Visa, MasterCard and other payment networks. In order to provide processing services, we are registered with Visa and/or MasterCard as a service provider for member institutions. As a processor level member of numerous networks, we are also subject to various network rules in connection with processing services and other services we provide. As such, we are subject to applicable card association, networks and national scheme rules that could subject us to fines or penalties. The payment networks routinely update and modify their requirements. Under these rules, we may potentially receive notices of non-compliance and fines, which might be related to excessive chargebacks by a merchant or data security failures. Our failure to comply with the networks’ requirements or to pay the fines they impose could cause the termination of our registration and require us to stop providing payment services.

Dodd-Frank Act. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was signed into law in the United States. The Dodd-Frank Act has resulted in significant structural and other changes to the regulation of the financial services industry.

The Dodd-Frank Act provided two self-executing statutory provisions limiting the ability of payment card networks to impose certain restrictions that became effective in July 2010. The first provision allows merchants to set minimum dollar amounts (not to exceed $10) for the acceptance of a credit card (and allows federal governmental entities and institutions of higher education to set maximum amounts for the acceptance of credit cards). The second provision allows merchants to provide discounts or incentives to entice consumers to pay with cash, checks, debit cards or credit cards, as the merchant prefers.

Separately, the so-called Durbin Amendment to the Dodd-Frank Act provided that interchange fees that a card issuer or payment network receives or charges for debit transactions will now be regulated by the Federal Reserve and must be “reasonable and proportional” to the cost incurred by the card issuer in authorizing, clearing and settling the transaction. Payment network fees, such as switch fees may not be used directly or indirectly to compensate card issuers in circumvention of the interchange transaction fee restrictions. In July 2011, the Federal Reserve published the final rules governing debit interchange fees. Effective in October 2011, debit interchange rates for card issuing financial institutions with more than $10 billion of assets are capped at $0.21 per transaction with an additional component of five basis points of the transaction’s value to reflect a portion of the issuer’s fraud losses plus, for qualifying issuing financial institutions, an additional $0.01 per transaction in debit interchange for fraud prevention costs. The debit interchange fee would be $0.24 per transaction on a $38 debit card transaction, the average transaction size for debit card transactions. In July 2013, the U.S. District Court for the District of Columbia determined that the Federal Reserve’s regulations implementing the Durbin Amendment were invalid. The U.S. Court of Appeals for the District of Columbia, or D.C. Circuit, reversed this decision on March 21, 2014, generally upholding the Federal Reserve’s interpretation of the Durbin Amendment and the Federal Reserve’s rules implementing it. On August 18, 2014, the plaintiffs in this litigation filed a petition for a writ of certiorari asking the U.S. Supreme Court to review the D.C. Circuit’s decision with respect to the interchange fee cap. We continue to monitor developments in the litigation surrounding these rules. Regardless of the outcome of the litigation, the cap on interchange fees is not expected to have a material direct impact on our results of operations.

In addition, the new rules contain prohibitions on network exclusivity and merchant routing restrictions. Beginning in October 2011, (i) a card payment network may not prohibit a card issuer from contracting with any other card payment network for the processing of electronic debit transactions involving the issuer’s debit cards and (ii) card issuing financial institutions and card payment networks may not inhibit the ability of merchants to direct the routing of debit card transactions over any card payment networks that can process the transactions. Since April 2012, most debit card issuers have been required to enable at least two unaffiliated card payment networks on each debit card. We do not expect the prohibition on network exclusivity to impact our ability to pass on network fees and other costs to our clients. These regulatory changes create both opportunities and challenges for us. Increased regulation may add to the complexity of operating a payment processing business, creating an opportunity for larger competitors to differentiate themselves both in product capabilities and service delivery.

Federal Trade Commission Act and Other Laws Impacting our Customers’ Business. All persons engaged in commerce, including, but not limited to, us and our merchants are subject to Section 5 of the Federal Trade Commission Act prohibiting unfair or deceptive acts or practices, or UDAP. In addition, there are other laws, rules and or regulations, including the Telemarketing Sales Act, that may directly impact the activities of our merchant customers and in some cases may subject us, as the merchant’s payment processor, to investigations, fees, fines and disgorgement of funds in the event we are deemed to have aided and abetted or otherwise provided the means and instrumentalities to facilitate the illegal activities of the merchant through our payment processing services. Various federal and state regulatory enforcement agencies including the Federal Trade Commission, or FTC, and the states’ attorney general have authority to take action against nonbanks that engage in UDAP or violate other laws, rules and regulations and to the extent we are processing payments for a merchant that may be in violation of laws, rules and regulations, we may be subject to enforcement actions and as a result may incur losses and liabilities that may impact our business.

Anti-Money Laundering and Counter Terrorist Regulation. We are also subject to U.S. federal anti-money laundering laws and regulations, including the Bank Secrecy Act, as amended by the USA PATRIOT Act of 2001 (collectively, the BSA). The BSA requires, among other things, that money services businesses to develop and implement risk-based anti-money laundering programs, report large cash transactions and suspicious activity and maintain transaction records.

We are additionally subject to economic and trade sanctions programs administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC. These programs prohibit or restrict transactions to or from or dealings with specified countries, their governments and, in certain circumstances, their nationals, narcotics traffickers, and terrorists or terrorist organizations. We are also subject to other countries’ laws, where applicable, regarding anti-money laundering, counter terrorist financing and proceeds of crime.

Anti-Corruption. We are subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, in the jurisdictions in which we operate. Anti-corruption laws generally prohibit offering, promising, giving, or authorizing others to give anything of value, either directly or indirectly, to a government official or private party in order to influence official action or otherwise gain an unfair business advantage.

Telephone Consumer Protection Act. We are subject to restrictions regarding telemarketing practices. Under the Telephone Consumer Protection Act (“TCPA”), telephone solicitations and the use of automated phone equipment is subject to strict solicitation rules. This includes the use of pre-recorded voice messages, automatic dialing, text messaging, and fax use. Absent informed consent by the consumer, commercial telemarketers are prohibited from making unwanted, unsolicited sales calls to mobile devices. The TCPA affects our ability to contact consumers in association with our secure text payment system and lead generation services. Violations of the TCPA may be enforced by the FCC or by individuals through litigation, including class actions and statutory penalties for TCPA violations ranging from $500 to $1,500 per violation, which is often interpreted to mean per phone call. While we intend to implement processes and procedures to comply with the TCPA, any failure by us or the third parties in which we rely on for data, to adhere to, or successfully implement, appropriate processes and procedures in response to existing or future regulations could result in legal and monetary liability, fines and penalties, or damage to our reputation in the marketplace, any of which could have a material adverse effect on our business, financial condition and results of operations.

Controlling the Assault of Non-Solicited Pornography and Marketing Act. We are subject to laws restricting the use of commercial messages, including text messaging. The Act generally prohibits the use of deceptive subject lines, must accurately identify the sender, and denote the message as an advertisement. In addition, recipients must include a clear and conspicuous explanation of how to opt-out of receiving the messages and the sender must remove the recipient within 10 business days of the receiver opting-out.

Payment Card Industry Data Security Standard. We are subject to the information security standard for organizations processing, storing or transmitting credit card information. The standard was created to increase controls around cardholder data to reduce credit card fraud. As we continue to process and store credit card information, the failure to adhere to the standards has the ability to have a material adverse effect on our business, financial condition and results of operations. However, through partnerships with Total Systems Services, Inc. and Oracle Corporation, we are able to utilize preventative measures when we store, process or transmit cardholder data, helping us to meet PCI level 1 compliance.

Other Laws and Regulations

Since we collect certain information from members and users on our platform, we will be subject to current and future government regulations regarding the collection, use and safeguarding of consumer information over the Internet and mobile communication devices. These regulations and laws may involve taxation, tariffs, user privacy, rights of publicity, data protection, content, intellectual property, distribution, electronic contracts and other communications, consumer protection and electronic payment services. In many cases, it may be unclear how existing laws governing issues such as property ownership, sales and other taxes, libel and personal privacy apply to the Internet or mobile communication services as the vast majority of these laws were adopted prior to the advent of these technologies and do not contemplate or address the unique issues raised by the Internet and e-commerce.

There are a number of legislative proposals that are anticipated or pending before the U.S. Congress, various state legislative bodies, and foreign governments concerning data protection which could affect us. Many states, for example, have already passed laws requiring notification to subscribers when there is a security breach of personal data. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. In addition, some states are interpreting their own statutes differently than federal law. This may create additional compliance burdens.

Legislation could be passed that limits our ability to use or store information about our users. The Federal Trade Commission FTC and various states have established regulatory guidelines issued under the Federal Trade Commission Act and various state acts, respectively, that govern the collection, use and storage of consumer information, establishing principles relating to notice, consent, access and data integrity and security. Our practices are designed to comply with these guidelines.

The foregoing list of laws and regulations to which we are subject is not exhaustive, and the regulatory framework governing our operations changes continuously. Enactment of new laws and regulations may affect our operations, and could potentially result in increased regulatory compliance costs, litigation expense, adverse publicity, and/or loss of revenue. We believe our policies and practices comply with the FTC privacy guidelines and other applicable laws and regulations. However, if our belief proves incorrect, or if these guidelines, laws or regulations or their interpretations change or new legislation or regulations are enacted, we may be compelled to provide additional disclosures to our users, obtain additional consents from our users before collecting or using their information or implement new safeguards to help our users manage our (or others’) use of their information, among other changes.

Employees

As of the date of this registration statement, we have 8 full-time employees. In addition to our employees, we utilize various consultants and contractors for other services on an as-needed basis.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters is located at 5876 Owens Avenue, Suite 100, Carlsbad, Ca 92008, consisting of approximately 3000 square feet of office space. Our lease on this facility expires in February 2025. On January 22, 2020, we also entered a purchase option agreement for the property in which we currently reside. Under the terms of the agreement, if we decide to exercise the purchase option, escrow must be opened within 120 days and closed within 180 days of the lease commencement date. In the event we do not purchase the property, we anticipate that following the expiration of the lease, we will be able to lease or purchase additional or alternative space at commercially reasonable terms.

Item 3. Legal Proceedings

In September 2018, a complaint was filed in San Diego Superior Court for a breach of contract arising from a subsequent agreement regarding the purchase of a judgment for the matter of Svenston Buelow and Amanda Eliot v. GlobalTel Media. The purchase of the judgment was part of the transaction in which we acquired our IP portfolio from GlobalTel Media. We substantially performed under the original agreement, but the plaintiffs alleged we breached the subsequent agreement which was executed to extend the final payment. On October 26, 2018, we filed an answer that denied each and every purported allegation and cause of action, further denied that they caused any damage or loss and asserted the affirmative defense of duress. We recorded as a liability as of December 31, 2019 and 2018 in the amount of $135,000 and $175,000, respectively. On December 3, 2019, the parties entered into a conditional settlement agreement whereby we agreed to pay $150,000 on a payment schedule ending October 1, 2020. Should the repayment enter default without being cured, the court shall order an entry of judgment in favor of the Plaintiffs in the amount of $175,000 less any amounts paid under the settlement, plus pre-judgment and post-judgment interest, court costs and reasonable attorney fees. As of March 24, 2020, we are current on the payment schedule.

In September 2018, the landlord for our former office space lease filed a limited civil lawsuit against us in the State of California. We reached an agreement that resulted in a stipulation for judgment on October 28, 2018. The stipulated judgment was for $42,432 including attorney fees and court costs plus interest for which we recorded as a liability as of September 30, 2019 and December 31, 2018. The stipulated judgment was paid in full on August 16, 2019.

In July 2018, a former Board of Director’s member filed a lawsuit, in the United States District Court for the Southern District of California, alleging various claims for relief. We reached an agreement, with no consideration paid, that resulted in a voluntary dismissal with prejudice and dismissed all claims on November 14, 2018.

In November 2017, two shareholders of AppTech, one who previously filed a 2014 lawsuit in the State of Washington, filed another lawsuit against us in the State of California, claiming the same accusations as the previously filed lawsuit which was dismissed. The lawsuit has been transferred to the United States District Court for the Southern District of California. We filed an answer, affirmative defenses and counter claims. Management believes that the Plaintiff misrepresented and mislead us during the merger between ourselves and Transcendent One, Inc. The court has encouraged the parties to settle. Even though the Company believes the lawsuit is without merit and will vigorously defend, the Company has made several offers to settle. On December 19, 2019, the Company entered into a settlement and release agreement. The Company has recorded the liability as of December 31, 2019 for the total obligation of $240,000 to be paid out over three years beginning February 15, 2020. A stipulation for dismissal of action has been filed with the courts. The first payment of $20,000 due February 15, 2020 has been paid timely.

In March 2016, a significant shareholder (“Plaintiff”) of ours filed a lawsuit against us in the state of California alleging breach of contract, fraud and negligent misrepresentation based on supposed oral promises in 2013 to give Plaintiff’s company shares in exchange for stock in another company and a 2014 consulting agreement. We strongly disputed all claims made in the lawsuit. On April 20, 2017, we filed an answer that denied each and every purported allegation and cause of action and further denied that they caused any damage or loss. We reached an agreement resulting in a voluntary dismissal of the civil case on July 5, 2017. The Plaintiff was not able to fulfill the proper documentation within the allotted 180 days and the 3,450,000 shares of our common stock were properly cancelled in 2019.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been registered with the SEC since 1999 and trading since 2010. It is currently listed on the OTC Pink Open Market under the symbol “APCX”.

Stockholder Data

As of March 27, 2020, there were 324 holders of record of our common stock, and there were 84,336,825 shares of our common stock issued and outstanding.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. We do not plan to pay dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any.

Equity Compensation Plan

The following table provides information, as of March 23, 2020, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under existing or future awards under our 2020 Non-Employee Equity Incentive Plan ("2020 Plan"). The 2020 Plan was approved by our Board of Directors on March 20, 2020 and shall be voted upon for full ratification by our shareholders at our 2020 Annual Shareholder Meeting.

	A	B	C
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Plan Category
Equity compensation plans approved by security holders	0	$0	0
Equity compensation plans not approved by security holders	0	0 (1)	5,000,000
Total	0	$0	5,000,000

(1)	The weighted-average exercise price does not take into account restricted stock units, which do not have an exercise price.

Recent Sales of Unregistered Securities

During 2020 year-to-date, 2,240,000 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $462,765. During the year ended December 31, 2020, we assigned our rights to stock repurchase option agreements to third parties resulting in net proceeds of $186,531.

During the year ended December 31, 2019, 454,500 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $91,414; 37,193 shares of common stock were issued to several merchants under the merchant equity program valued at $14,877; 40,000 shares of common stock were issued to a landlord in lieu of the costs of improvements to our office valued at $18,400; and 275,000 shares of common stock for subscription agreements in the amount of $68,750. During the year ended December 31, 2019, we assigned our rights to stock repurchase option agreements to third parties resulting in net proceeds of $736,250. During the year ended December 31, 2019, no shares of common stock were issued to the management or members of the Board of Directors.

On January 24, 2019, we engaged an investment banking firm to provide general financial advisory and investment banking services. On September 23, 2019, we further engaged the same investment banking firm to assist us in raising capital. No sales took place as a result of their efforts. We terminated that engagement letter and any related offering on January 15, 2020.

During the year ended December 31, 2018, 1,758,000 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $1,547,388; 50,000 shares of common stock were issued in lieu of rent valued at $25,500; 55,094 shares of common stock were issued to several merchants under the merchant equity program valued at $13,504; and 482,000 shares of common stock were issued for subscription agreements in the amount of $95,300. During the year ended December 31, 2018, we assigned our rights to a stock repurchase option agreement to a third party resulting in net proceeds of $37,500. During the year ended December 31, 2018, no shares of common stock were issued to management or members of the Board of Directors.

All Issuances were exempt from registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)2(2) and were issued as restricted securities as defined in Rule 144 of the Act.

Item 6. Selected Consolidated Financial Data

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Annual Report on Form 10-K, we are not required to provide the information required by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the audited financial statements and related notes included elsewhere in this registration statement. Certain statements contained in this registration statement, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of our company and the products and services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also forward-looking statements which involve risks, uncertainties, and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, our actual results may differ materially from the results discussed in the forward-looking statements.

Executive Overview

We are a financial technology company utilizing innovative payment processing technologies to complement our core merchant services capabilities. Our patented and proprietary software for merchant services, text marketing and lead generation are licensable or available through a suite of synergistic offerings directly to our clients. We are developing an enterprise-grade text payment system using the simplicity and familiarity of text messaging with multi-factor authentication to ensure security.

Our Revenue and Expenses

Revenues

We devise our revenues by providing financial processing services to businesses.

Expenses

Cost of Revenue. Cost of revenue includes costs directly attributable to processing and other services the company provides. These also include related costs such as residual payments to our business development partners, which are based on a percentage of the net revenue generated from client referrals.

General and administrative. General and administrative expenses include professional services, rent and utilities, and other operating costs.

Research and development. Research and development costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and outside services.

Interest expense, net. Our interest expense consists of interest on our outstanding indebtedness and amortization of debt issuance costs.

How We Assess Our Business

We provide electronic payment processing and merchant services. Our electronic payment processing and merchant services provide comprehensive payment solutions to businesses.

Key Operating Metrics

We evaluate our performance through key operating metrics, including:

●	The dollar volume of payments our clients process through us (payment volume); and

●	Period to period merchant payment volume attrition

Our payment volume for the years ended December 31, 2019 and 2018 was $103,389,512 and $107,566,481, respectively. This represents a period to period growth rate of minus 4%. Payment volume reflects the addition of new clients and the same client payment volume from existing clients, offset by client attrition during the period.

Our merchant payment volume attrition for the years ended December 31, 2019 and 2018 was $1,409,757 (1.37%) and $2,553,953 (2.44%), respectively. This represents a period to period attrition decrease of 55%.

We measure period to period merchant payment volume attrition for all clients that were processing with us for the same period in the prior period. We exclude from our calculations the merchant payment volume from new clients added during the period. We experience attrition in payment volume as a result of several factors, including business closures and transfers of client’s accounts to our competitors.

We have one merchant customer, American Residential Warranty Services, that represented approximately 39% of our total revenues in the year ended December 31, 2019 and approximately 35% in the year ended December 31, 2018. The terms of our agreement with this entity are industry standard for ACH processing for similar merchants. We do not have a long-term contract with this customer, and the loss of their business would have a material adverse effect on our business.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for years ended December 31, 2019 and 2018, respectively. We have derived this data from our annual consolidated financial statements included elsewhere in this registration statement.

Years Ended December 31, 2019

Compared to Years Ended December 31, 2018

The following table presents our historical results of operations for the periods indicated:

	Year ended December 31		Change
(in thousands)	2019	2018	Amount	%

Revenue	$256.1	$253.8	$2.3	1%

Cost of revenue	101.6	108.4	(6.8)	(6%)
Gross profit	154.5	145.4	9.1	6%

Operating expenses
General and administrative	1,020.9	1,912.2	(891.3)	(47%)
Research and development	82.0	279.7	197.7	(71%)
Total operating expenses	1,102.9	2,191.9	(1,089.0)	(50%)

Income (loss) from operations	(948.4)	(2,046.5)	(1,098.1)	(54%)

Other expenses
Other Expenses	106.0	—	106.0	100%)
Interest expense, net	288.8	464.6	(175.8)	(38%)
Total other expenses	394.8	464.6	(69.8)	(15%)

Income (loss) before income taxes	(1,343.2)	(2,511.1)	(1,167.9)	(47%)

Provision for income taxes

Net income (loss)	$(1,343.2)	$(2,511.1)	$(1,167.9)	(47%)

Revenue

Revenue increased to $256,138 from $253,785, or 1%, for the year ended December 31, 2019 from the year ended December 31, 2018. This increase was principally driven by various insignificant factors.

Cost of Revenue

Cost of revenue decreased to $101,638 from $108,389, or 6%, for the year ended December 31, 2019 from the year ended December 31, 2018. This decrease was driven primarily by a significant decrease in merchant fees due to a change in our primary processing partner.

General and Administrative Expenses

General and administrative expenses decreased to $1,020,869 from $1,912,218, or 47%, for the year ended December 31, 2019 from the year ended December 31, 2018. This decrease was primarily driven by elimination of some one-time stock compensation expense due to the expiration of a significant consulting agreement.

Research and Development Expenses

Research and development expenses decreased to $82,057 from $279,685, or 71%, for the year ended December 31, 2019 from the year ended December 31, 2018. This decrease was primarily due to the decrease in development costs resulting from service agreements related to the development of our software platforms.

Interest Expense, net

Interest expense, net decreased to $288,784 from $464,616, or 38%, for the year ended December 31, 2019 from the year ended December 31, 2018. This decrease was primarily driven by the elimination of one-time interest charges for the amortization of the debt discount on new related party notes payable and refinancing charges on other notes payable.

Liquidity and Capital Resources

While the company is continuing operations and generating revenues, the company’s cash position is not significant enough to support the company’s daily operations. To the extent that additional funds are necessary to finance operations and meet our long-term liquidity needs as we continue to execute our strategy, we anticipate that they can be obtained through additional indebtedness, equity or debt issuances or both. Using currently available capital resources, management believes we can conduct planned operations for 30 days. Further, management believes we need to raise $1.35M to remain in business for the next 12 months.

Since we derive our revenues principally from processing of purchases from our merchant services clients, a downturn in economic activity, such as that associated with the current coronavirus pandemic could reduce the volume of purchases we process, and thus our revenues. In addition, such a downturn could cause our merchant customers to cease operations permanently decreasing our payment processing unless new customers were found. We may also face additional difficulty in raising capital during an economic downturn.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.

Year Ended December 31, 2019 and 2018

	Year Ended December 31,
	2019	2018

Net cash used in operating activities	$(760,544)	$(192,801)
Net cash used in investing activities	$(25,000)	$(5,948)
Net cash provided by financing activities	$808,319	$173,847

Cash Flow from Operating Activities

Net cash used in operating activities increased by $567,743 for the year ended December 31, 2019 from the year ended December 31, 2018. This increase was principally driven by a decrease in equity-based compensation from a significant consulting agreement in addition to the increase in consulting and professional fees associated with our growth objectives.

Cash Flow from Investing Activities

Net cash used in investing activities increased by $19,052 for the year ended December 31, 2019 from the year ended December 31, 2018. This increase was principally driven by a deposit placed in escrow, which was later agreed to be refunded.

Cash Flow from Financing Activities

Net cash provided by financing activities increased by $634,472 for the year ended December 31, 2019 from the year ended December 31, 2018. This increase was principally driven by increased proceeds from assigning our rights to stock repurchase option agreements to a third parties.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, goodwill and intangible assets, derivative financial instruments, and equity-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of December 31, 2019, there have been no significant changes to our critical accounting estimates, except as described in Note 2 to our consolidated financial statements. Further, as of December 31, 2019, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

Smaller Reporting Company

As a smaller reporting company, as defined in Item(f)(1) of Regulation S-K, we may choose to prepare our disclosures relying on scaled disclosure requirements for smaller reporting companies in Regulation S-K and in Article 8 of Regulation S-X.

The scaled disclosure requirements for smaller reporting companies permit us (i) to include less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and (ii) to provide audited financial statements for two fiscal years, in contrast to other reporting companies, which must provide audited financial statements for three years.

We may lose our status as a smaller reporting company on the last day of the fiscal year in which (i) our public float exceeds $250 million or (ii) if we have more than $100 million in annual revenues and (a) have no public float or (b) have a public float or more than $700 million.

Equity-based Compensation

The Company records stock-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires companies to measure compensation cost for stock-based employee compensation at the fair market value on the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair market value of stock options and other equity-based compensation issued to employees and non-employees.

During the year ended December 31, 2019, 454,500 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $91,414.

During the year ended December 31, 2018, 1,758,000 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $1,547,388.

Related Parties

See Item 13 for a full discussion of related parties.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Annual Report on Form 10-K, we are not required to provide the information required by this Item.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and related consolidated financial statement schedules required to be filed are indexed on page 26  and are incorporated herein.

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our executive officers will be presented under the caption “Executive Officers” in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2019 (the 2020 Proxy Statement) and is incorporated herein by reference.

The information required by this item regarding our directors will be presented under the caption “Proposal 2: Election of Class I Directors” and “Proposal 3: Election of Class II Directors” in our 2020 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our compliance with Section 16 of the Exchange Act of 1934, as amended, will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our 2020 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee will be presented under the caption “Corporate Governance - Board Committee - Audit Committee” in our 2020 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our code of ethics will be presented under the caption “Corporate Governance - Code of Business Conduct” in our 2020 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be presented under the caption “Executive Compensation” in our 2020 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director compensation will be presented under the caption “Corporate Governance - Director Compensation” in our 2020 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our compensation committee will be presented under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our 2020 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership and certain beneficial owners and management will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2020 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related persons transactions will be presented under the caption “Certain Relationships and Related Persons Transactions” in our 2020 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director independence will be presented under the caption “Corporate Governance - Independent Directors” in our 2020 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item regarding aggregate fees billed to us by our independent registered public accounting firm’s fees will be presented under the caption “Proposal 4: Ratification of Selection of Independent Registered Public Accounting Firm - Independent Registered Public Accounting Firm’s Fees” in our 2020 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee’s pre-approval policies and procedures will be presented under the caption “Proposal 5: Ratification of Selection of Independent Registered Public Accounting Firm - Pre-Approval Policies and Procedures of the Audit Committee” in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

1. Financial Statements. See Index to Financial Statements under Item 8 of this Annual Report on Form 10-K.

2. Financial Statement Schedules. All schedules have been omitted because the information required to be presented in them is not applicable or is shown in the financial statements or related notes.

3. Exhibits. We have filed, or incorporated into this Annual Report on Form 10-K by reference, the exhibits listed on the accompanying Exhibit Index immediately following the financial statements contained in this Annual Report on Form 10-K.

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

Item 16. Form 10-K Summary

Not applicable.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AppTech Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AppTech Corp. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ dbbmckennon

We have served as the Company’s auditor since 2014.

San Diego, California

March 30, 2020

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 and 2018

	December 31,	December 31,
	2019	2018

ASSETS
Current assets
Cash	$24,159	$1,384
Accounts receivable	29,836	23,802
Deposit escrow	25,000	—
Security deposit	5,948	—
Total current assets	84,943	25,186

Security deposit	—	5,948
Property and equipment, net	—	65
TOTAL ASSETS	$84,943	$31,199

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,707,878	$1,557,405
Accrued liabilities	2,334,480	2,194,809
Stock repurchase liability	430,000	430,000
Loans payable related parties	93,401	54,082
Convertible notes payable	620,000	620,000
Convertible notes payable related parties,	372,000	372,000
Notes payable	1,104,081	1,140,081
Notes payable related parties	708,493	708,493
Total current liabilities	7,370,333	7,076,870

Long-term liabilities
Accounts payable	$160,000	$—
Total long-term liabilities	160,000	—

TOTAL LIABILITIES	$7,530,333	$7,076,870

Commitments and contingencies (Note 7)

Stockholders' Deficit
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 84,153,825 and 86,797,132 and outstanding at December 31, 2019 and 2018, respectively	84,154	86,797
Additional paid-in capital	33,230,869	32,284,735
Accumulated deficit	(40,760,413)	(39,417,203)
Total stockholders' deficit	(7,445,390)	(7,045,671)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$84,943	$31,199

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	December 31,	December 31,
	2019	2018

Revenues	$256,138	$253,785

Cost of revenues	101,638	108,389

Gross profit	154,500	145,396

Operating expenses:
General and administrative, including stock based compensation of $91,414 and $1,547,388, respectively	1,020,869	1,912,218
Research and development	82,057	279,685

Total operating expenses	1,102,926	2,191,903

Loss from operations	(948,426)	(2,046,507)

Other income (expenses)
Interest expense	(288,784)	(464,616)
Other expenses	(106,000)	—

Total other income (expenses)	(394,784)	(464,616)

Loss before provision for income taxes	(1,343,210)	(2,511,123)

Provision for income taxes	—	—

Net loss	$(1,343,210)	$(2,511,123)

Basic and diluted net loss per common share	$(0.02)	$(0.03)
Weighted-average number of shares used basic and diluted per share amounts	84,473,862	87,346,661

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	Series A Preferred		Common Stock		Additional Paid-	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance December 31, 2017	14	$—	86,052,038	$86,052	$30,552,488	$(36,906,080)	$(6,267,540)

Net loss	—	—	—	—	—	(2,511,123)	(2,511,123)
Imputed interest	—	—	—	—	13,800	—	13,800
Common stock issued for rent	—	—	50,000	50	25,450		25,500
Common stock issued for subscriptions	—	—	482,000	482	94,818	—	95,300
Common stock issued for merchant equity program	—	—	55,094	55	13,449	—	13,504
Common stock issued for services	—	—	1,758,000	1,758	1,545,630	—	1,547,388
Common stock cancelled from
AppTech Corp officer	—	—	(1,600,000)	(1,600)	1,600	—	—
Proceeds from sale of repurchase option	—	—	—	—	37,500	—	37,500

Balance December 31, 2018	14	—	86,797,132	86,797	32,284,735	(39,417,203)	(7,045,671)

Net loss	—	—	—	—	—	(1,343,210)	(1,343,210)
Imputed interest	—	—	—	—	13,800	—	13,800
Common stock issued for rent	—	—	40,000	40	18,360		18,400
Common stock issued for subscriptions	—	—	275,000	275	68,475	—	68,750
Common Stock issued for
Merchant equity program	—	—	37,193	37	14,840	—	14,877
Common stock issued for services	—	—	454,500	455	90,959	—	91,414
Common stock cancelled	—	—	(3,450,000)	(3,450)	3,450	—	—
Proceeds from sale of repurchase option	—	—	—	—	736,250	—	736,250

Balance December 31, 2019	14	$—	84,153,825	$84,154	$33,230,869	$(40,760,413)	$(7,445,390)

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 and 2018

	December 31,	December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,343,210)	$(2,511,123)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	91,414	1,547,388
Stock issued for rent	18,400	25,500
Imputed interest on notes payable	13,800	13,800
Amortization of debt discount	—	100,258
Depreciation and amortization	65	129
Changes in operating assets and liabilities:
Accounts receivable	(6,034)	(2)
Accounts payable	310,473	133,811
Accrued liabilities	154,548	497,438
Net cash used in operating activities	(760,544)	(192,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit escrow	(25,000)	—
Security deposit	—	(5,948)
Net cash used in investing activities	(25,000)	(5,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable - related parties	39,319	41,047
Payments on notes payable	(36,000)	—
Proceeds from sale of repurchase option	736,250	37,500
Proceeds from sale of common stock	68,750	95,300
Net cash provided by financing activities	808,319	173,847

Changes in cash and cash equivalents	22,775	(24,902)
Cash and cash equivalents, beginning of period	1,384	26,286
Cash and cash equivalents, end of period	$24,159	$1,384

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,805	$—
Cash paid for income taxes	$7,057	$—

Non cash investing and financing activities:
Common stock issued for merchant equity liability	$14,877	$13,504

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AppTech Corp. (“AppTech” or the “Company”) is a Wyoming Corporation incorporated on July 2, 1998.

AppTech Corp. is a FinTech company providing electronic payment processing technologies and merchant services. This includes credit card processing, Automated Clearing House (“ACH”) processing, gift and loyalty cards and e-commerce. The Company expanded its core services to include global Short Messaging Service (“SMS”) patented text messaging and secure mobile payments based on Multi-factor authentication technologies. The patented two-way text chat platform enables secure SMS services including mobile payments, notifications, authentication, marketing, information queries and reporting. Other services include digital marketing, lead generation, mobile app development, and intellectual property rights development.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Also see Note 3.

Principles of Consolidation

The Company’s accounts include financials of the Company and its wholly owned subsidiaries, Transcendent One, Inc. and TransTech One, LLC. All significant inter-company transactions have been eliminated in consolidation. The operations of Transcendent One, Inc. and TransTech One, LLC are insignificant and the Company dissolved the subsidiaries on October 8, 2019.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated liabilities related to various vendors in which communications have ceased, contingent liabilities, and realization of tax deferred tax assets. Actual results could differ from those estimates.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (“FDIC”) insurance premiums. The Company has never experienced any losses related to these balances.

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. The Company currently uses three financial institutions to service their merchants for which represented 100% of accounts receivable as of December 31, 2019 and 2018. The loss of one of these financial institutions would not have a significant impact on the Company’s operations as there are additional financial institutions available to the Company. For the years ended December 31, 2019 and 2018, the one merchant (customer) represented approximately 39% and 35% of the total revenues, respectively. The loss of this customer would have significant impact on the Company’s operations.

Cash and Cash Equivalents

The Company classifies its highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents. Management determines the appropriate classification of its investments at the time of purchase and reevaluates the designations of each investment as of the balance sheet date for each reporting period. The Company classifies its investments as either short-term or long-term based on each instrument’s underlying contractual maturity date. Investments with maturities of less than 12 months are classified as short-term and those with maturities greater than 12 months are classified as long-term. The cost of investments sold is based upon the specific identification method.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded net of an allowance for doubtful accounts, if needed. The Company considers any changes to the financial condition of its financial institutions used and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company does not expect to have write-offs or adjustments to accounts receivable which could have a material adverse effect on its consolidated financial position, results of operations or cash flows as the portion which is deemed uncollectible is already taken into account when the revenue is recognized.

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, codified as Accounting Standards Codification (“ASC) 606 Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted ASC 606 effective January 1, 2019 using modified retrospective basis and the cumulative effect was immaterial to the consolidated financial statements.

The Company provides merchant processing solutions for credit cards and electronic payments. In all cases, the Company acts as an agent between the merchant which generates the credit card and electronic payments, and the bank which processes such payments. The Company’s revenue is generated on services priced as a percentage of transaction value or a specified fee transaction, depending on the card or transaction type. Revenue is recorded as services are performed which is typically when the bank processes the merchant’s credit card and electronic payments.

The Company provides various Cloud services to business clients. Revenues generated from the services as agreed upon in a Cloud Service Agreement. The revenue is recorded as the services are performed and billed in advance on a monthly basis. Revenues from these services represent less than 5% of the Company’s total revenues.

Consideration paid to customers, such as amounts earned under our customer equity incentive program, are recorded as a reduction to revenues.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels as follows:

Level 1	Observable inputs – unadjusted quoted prices in active markets for identical assets and liabilities;

Level 2	Observable inputs – other than the quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data; and

Level 3	Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, vendor deposits, accounts payable, accrued expenses, etc. The carrying value of these assets and liabilities is representative of their fair market value, due to the short maturity of these instruments.

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the years ended December 31, 2019 and 2018 were $82,057 and $279,685, respectively.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. As of December 31, 2019 and 2018, there were no asset impairments.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of operations in the period that includes the enactment date.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. As of December 31, 2019 and 2018, the Company does not believe any provisions are required in connection with uncertain tax positions as there are none.

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.

As of December 31, 2019 and 2018, the Company had potential dilutive securities related to options, warrants, Series A preferred stock and convertible notes payable. These dilutive securities were not included within the calculation of dilutive net loss per common share as the effects would have been anti-dilutive.

Convertible Debt

Convertible debt is accounted for under the guidelines established by ASC 470-20 Conversion and Other Options. ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting does not apply. The amount of the value of additional stock and other consideration in addition to the beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts are accreted over the term of the debt using the straight line method due to the short terms of the notes.

The Company accounts for modifications of its embedded beneficial conversions, in accordance with ASC 470-50 Modifications and Extinguishments. ASC 470-50 requires the modification of a convertible debt instrument that changes the fair value of an embedded conversion feature and the subsequent recognition of interest expense or the associated debt instrument when the modification does not result in a debt extinguishment.

Stock Based Compensation

The Company recognizes as compensation expense all share-based payment awards made to employees, directors, and consultants including grants of stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant and is recognized over the service period. The Company has several consulting agreements that have share based payment awards based on performance. These agreements typically require the Company to issue common stock to the consultants on a monthly basis. The Company records the fair market value of the common stock issuable at each month end when the performance is complete based upon the closing market price of the Company’s common stock. The Company has entered into board of directors agreements that have share based payment awards based on service. These agreements require the Company to issue common stock to the directors, earned on a monthly basis, over the one year term of the agreement. The Company records the fair market value of the common stock issuable at the end of the month when the director is appointed to the board based upon the closing market price of the Company’s common stock

New Accounting Pronouncements

The FASB issues ASUs to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 840), to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. The amendments in this standard are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, for a public entity. Early adoption of the amendments in this standard is permitted for all entities, and the Company must recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, during the years ended December 31, 2019 and 2018, the Company incurred a net loss of $1,343,210 and $2,511,123 and used cash of $760,544 and $192,801 in operating activities. In addition, the Company had negative working capital of $7,285,390 and $7,051,684 and an accumulated deficit of $40,760,413 and $39,417,203 at December 31, 2019 and 2018. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the consolidated financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, we intend to raise additional funds through public or private debt and/or equity offerings. During 2020, the Company raised $124,031 from a sale of a repurchase option to fund operations. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern, however, such are not guaranteed. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. As of the date of these consolidated financial statements, the Company has not finalized a commitment for additional capital. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – PATENTS AND PROPERTY AND EQUIPMENT

Patents

On June 22, 2017, AppTech executed an Amendment to Asset Purchase Agreement with GlobalTel Media, Inc. In connection with the asset purchase agreement, 5,000,000 shares of common stock were issued to GlobalTel Media, Inc. The Company valued the common stock issuance at $1,000,000 based on the closing market price of the Company’s common stock on the date in which the performance was complete. This amendment revived the original asset purchase agreement dated December 4, 2013 to purchase the assets of GlobalTel Media, Inc. (AppTech and GlobalTel agree that the asset purchase agreement dated September 30, 2015 is null and void), which include, but is not limited to, all intellectual property, United States Patent Trademark Office (“USPTO”) issued patents, enterprise-grade, patent protected software and intellectual property for advanced messaging incorporating secure payments, databases, documentation, copyrights, trademarks, registrations, and all current development work in process of USPTO application approval; more specifically but not limited to USPTO 8,073,895 & 8,572,166 “System and Method for Delivering Web Content to a Mobile Device”, USPTO 8,315,184 “Computer to Mobile Two-Way Chat System and Method”, and USPTO 8,369,828 “Mobile-to-Mobile Payment System and Method”. GlobalTel’s technology focuses on SMS text-based applications, social media and mobile payment. The USPTO assigned the patents to AppTech on July 25, 2017. AppTech, as part of the various agreements, agreed to pay $1,600,000 which included an assumption of certain liabilities, including costs incurred to continue development of the patents, as well as guaranteed payment of 25% of the net proceeds on revenue created by the patents up to $26,600,000. As of December 31, 2019 and 2018, amounts included in accounts payable related to the assumption of liabilities in connection with the patents were $415,000 and $470,000, respectively. The Company has expensed the cost of the patents as research and development costs as the future estimated cash flow expected cannot be reasonably estimated.

Property and Equipment

Property and equipment at December 31, 2019 and 2018 consisted of the following:

	December 31, 2019	December 31, 2018

Property and equipment	$24,254	$24,254
Less: Accumulated depreciation	(24,254)	(24,189)
	$—	$65

Property and equipment primarily consists of computer equipment which is depreciated over five years. Depreciation expense for the years ended December 31, 2019 and 2018 was $65 and $129, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2019 and 2018 consist of the following:

	December 31, 2019	December 31, 2018

Accrued interest – related parties	$943,356	$830,260
Accrued interest – third parties	1,215,699	1,059,595
Accrued residuals	39,064	36,509
Accrued merchant equity	91,023	105,900
Other	45,338	162,545
Total accrued liabilities	$2,334,480	$2,194,809

Accrued Interest

Notes payable and convertible notes payable incur interest at rates between 10% and 15%, per annum. The accrued interest in most cases is currently in technical default due to the notes being past their maturity date.

Accrued Residuals

The Company pays commissions to independent agents which refer merchant accounts. The amounts payable to these independent agents is based upon a percentage of the amounts processed on a monthly basis by these merchant accounts.

Accrued Merchant Equity Liability

The Company provided all merchants the opportunity to earn shares of the Company’s common stock through their Merchant Equity Program (the “Program”). Under the Program, the merchant earned 1% of their total Visa/MasterCard volume processed during the first year of their contract. For example, if a merchant processes $1.0 million in credit card charges, the merchant will receive 10,000 shares of the Company’s common stock. The merchant must process with the Company for a period of three years for the shares to vest. All merchants became fully vested when the Company ended the program effective December 31, 2015.

For merchants in which the shares of common stock are not known as they are within the one-year period, the Company estimates on a quarterly basis as to the estimated amount of shares based upon the expected amount to be processed by the merchant on an annual basis. At the end of the first year, when the number of shares issuable is known, the Company makes an adjustment to the value of the shares, if needed.

The Company accounts for the value of the shares under the program as a sales incentive and thus the amounts in connection with the Program are recorded as a reduction to revenues. As of December 31, 2019, the Company has an obligation to issue approximately 776,000 shares of the Company’s common stock issuable under the Program. During the years ended December 31, 2019 and 2018, the Company issued 37,193 and 55,094 shares of common stock relieving $14,877 and $13,504 in liability under the Program, respectively.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funds operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of December 31, 2019 and 2018. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Loans Payable – Related Parties

In 2019 and 2018, the Company obtained $39,319 and $41,047 loans payable from related parties, net. As of December 31, 2019 and 2018, the balance of the loans payable was $93,401 and $54,082, respectively. The loans payable are due on demand, unsecured and non-interest bearing as there are no formal agreements executed.

Subordinated Notes Payable

In 2016, the Company issued $350,000 in subordinated notes payable to third parties. The subordinated notes payable were due in 30 to 180 days and incurred interest at 10% per annum. As of December 31, 2019 and 2018, accrued interest related to the subordinated notes was $118,545 and $83,545, respectively. The Company is currently in default of the subordinated note agreements.

Convertible Notes Payable

In 2017, the Company received $222,000 in convertible notes payable from related parties. The convertible notes payable are unsecured, were due in 180 days, incur interest at 10% per annum and are convertible at $0.10 per share. As of December 31, 2019 and 2018, accrued interest related to the convertible notes was $53,988 and $31,787, respectively. On the date of the agreement, Management calculated the beneficial conversion feature in connection with the convertible notes payable and recorded a discount of $222,000. The Company amortized the discount over the term of the convertible notes payable of 180 days. During the years ended December 31, 2019 and 2018, the Company amortized $-0- and $100,258 to interest expense related to the discount, respectively. The Company is currently in default on the convertible notes payable.

In 2015, the Company issued $50,000 in convertible notes payable. The convertible notes payable are unsecured, were due in nine months, incur interest at 10% per annum and are convertible at $1.00 per share. As of December 31, 2019 and 2018, the accrued interest related to the convertible notes was $20,833 and $15,833, respectively. The Company is currently in default on the convertible note payable.

In 2014, the Company issued $400,000 in convertible notes payable. The convertible notes payable are unsecured, due in periods ranging up to one year, incurring interest between 10% to 12% per annum and are convertible at prices ranging from $0.33 to $1.00 per share. In addition, the Company issued 400,000 shares of common stock in connection with the convertible notes payable. The Company had the obligation to repurchase the 400,000 shares of common stock at $1.00 per share within one year of the note issuance date. As of December 31, 2019 and 2018, the Company held the obligation to repurchase the shares for $400,000. As of December 31, 2019 and 2018, the accrued interest related to the convertible notes was $186,083 and $145,083, respectively. The Company is currently in default of the note agreements.

In 2008 and 2009, the Company issued $320,000 in convertible notes payable, of which $150,000 was from related parties. The convertible notes payable are currently due on demand, incur interest at 15% per annum, and convertible at $0.60 per share. As of December 31, 2019 and 2018, accrued interest related to the convertible notes was $516,013 and $468,012 of which $243,375 and $220,875, respectively, was due to related parties. The Company is currently in default of the notes payable agreements.

Notes Payable

In 2016, the Company issued $143,000 in notes payable to third parties. The notes payable were due in ninety days or less. During 2019, the Company paid $36,000 in notes payable. The Company is currently in default of the note agreements.

In 2007 and 2008, the Company entered into notes payable with a related party for $46,000 in proceeds. The notes payable were due on demand and incurred interest at 12% per annum. These were combined into a single note agreement in 2014. As of December 31, 2019 and 2018, the balance on the note payable was $88,136 and accrued interest related to the note payable was $49,243 and $39,921, respectively. The Company is currently in default of the note payable agreement.

In 2007, the Company entered into note payable with a third party for $128,000 in proceeds. Under the terms of the agreement the holder received a flat interest amount of $37,496. The Company is currently in default of the note payable agreement and the entire amount of $37,496 has been included within accrued interest. Since the note payable did not incur interest, the Company imputed interest at $12,800 and $12,800, respectively, which represented an interest rate of 10% per annum during the years ended December 31, 2019 and 2018.

In 2008, the Company entered into a note payable with a third party for $10,000 in total proceeds. The note payable is currently in default and have a flat interest amount due of $21,000. As of December 31, 2019 and 2018, the Company was in default of the note agreement and the entire amount of $21,000 has been included within accrued interest. Since the notes payable do not incur interest, the Company imputed interest at $1,000 and $1,000, respectively, which represented an interest rate of 10% per annum during the years ended December 31, 2019 and 2018.

In 2008, the Company entered into notes payable with a third party for $26,000 in total proceeds. The notes payable have a flat interest amount due of $80,000. During 2015, the Company received another $50,000 from the third party. During 2017, the Company entered into an agreement whereby they would repay the principal and accrued interest in the amount of $145,000 by April 4, 2018 and issue the holders 800,000 shares of common stock. The Company recorded the fair market value of the common stock issued at $336,000 based on the date of issuance as interest expense. Other than the issuance of shares of common stock, the Company did not perform under the agreement. The Company is currently in default of the note agreement.

In 2007, the Company entered into note payable with a third party for $221,800 in proceeds. The note payable is currently in default and incurs interest at 10% per annum. On September 30, 2013, the holder received an arbitration settlement for the principal and accrued interest. As of December 31, 2019 and 2018, the Company was in default of the arbitration settlement. As of December 31, 2019 and 2018, accrued interest related to the note payable was $429,861 and $389,580, respectively.

In 2007, the Company entered into note payable with a significant shareholder for $58,600 in proceeds. The note payable is currently due on demand and incurs interest at 10% per annum. As of December 31, 2019 and 2018, accrued interest related to the note payable was $70,513 and $64,653, respectively. The Company is currently in default of the note agreement.

Two significant shareholders funded the Company’s operations through notes payable in primarily 2009 and 2010 and continue to support operations on a limited basis. The notes payable incur interest at 10% per annum and were due on December 31, 2016. The Company is currently in default of the note agreements. As of December 31, 2019 and 2018, the aggregate balance of the notes payable was $620,356 and accrued interest was $575,480 and $512,945, respectively.

NOTE 7 - COMMITMENTS AND CONTIGENCIES

Operating Lease

The Company entered into a lease agreement for office space commencing December 1, 2015 through November 30, 2018. The lease was guaranteed by various members of Management. The monthly rent under the lease agreement is as follows:

December 1, 2017 November 30, 2018	$7,072

The Company entered into a lease agreement for office space commencing November 15, 2018. The monthly rent under the lease agreement is as follows:

November 15, 2018 November 14, 2019	$5,443

November 15, 2019 November 14, 2020	$5,606

The month December 15, 2018 – January 14, 2019 is a free rent month per the terms of the agreement.

Total rent expense for the years ended December 31, 2019 and 2018 was $84,763 and $101,663, respectively.

On November 29, 2018, the Company entered into an option to purchase its current facility under the terms and conditions of the lease along with a $50,000 deposit. The option to purchase the facility was never executed and per the terms of the September 26, 2019 settlement and mutual release agreement the $50,000 deposit will be returned, with $25,000 returned on October 8, 2019 and the balance of $25,000 was returned on February 18, 2020.

Per the terms of the lease agreement for office space, the lessor executed an option to terminate the lease effective February 18, 2020.

See Note 10 for subsequent events.

Litigation

Shareholder Lawsuit

In March 2016, a significant shareholder (“Plaintiff”) of the Company filed a lawsuit against the Company in the state of California alleging breach of contract, fraud and negligent misrepresentation based on supposed oral promises in 2013 to give Plaintiff’s company shares in exchange for stocks in another company and a 2014 consulting agreement. The Company strongly disputed all claims made in the lawsuit. On April 20, 2017, the Company filed an answer that denied each and every purported allegation and cause of action and further denied that they caused any damage or loss. The Company reached an agreement resulting in a voluntary dismissal of the civil case on July 5, 2017. The Plaintiff was not able to fulfill the proper documentation within the allotted 180 days and the 3,450,000 shares of AppTech Corp stock were properly cancelled in 2019.

Former Shareholders Lawsuits

In April 2014, a shareholder of AppTech filed a lawsuit against the Company in the State of Washington claiming breach of contract related to the sale / transfer of unregistered shares at the time of AppTech acquisition. On August 13, 2014, the Company notified the transfer agent and placed a ’Stop Order’ on the shares. The shareholder claims that the 2.5 million shares received are unrestricted and should be reflected as such. On August 19, 2014, the Company filed a motion to dismiss the lawsuit. The lawsuit was dismissed on October 31, 2014.

In November 2017, two shareholders of AppTech, one who previously filed the 2014 lawsuit in the State of Washington, filed another lawsuit against the Company in the State of California, claiming the same accusations as the previously filed lawsuit which was dismissed. The lawsuit has been transferred to the United States District Court for the Southern District of California. The Company filed the defendants answer, affirmative defenses and counter claims. Management believes that the Plaintiff misrepresented and misled AppTech during the merger. The court has encouraged the parties to settle. Even though the Company believes the lawsuit is without merit and will vigorously defend, the Company has made several offers to settle. On December 19, 2019, the Company entered into a settlement and release agreement. The Company has recorded the liability as of December 31, 2019 for the total obligation of $240,000 to be paid out over three years beginning February 15, 2020. The 2019 impact is recorded in other expenses. A stipulation for dismissal of action has been filed with the courts. The first payment of $20,000 due February 15, 2020 has been paid timely.

Former Board of Director Member Lawsuit

In July 2018, a former Board of Director’s member filed a lawsuit, in the United States District Court for the Southern District of California, alleging various claims for relief. The Company reached an agreement, with no consideration paid that resulted in a voluntary dismissal with prejudice and dismissed all claims on November 14, 2018.

Former Landlord Lawsuit

In September 2018, the landlord for our former office space lease filed a limited civil lawsuit against the Company in the State of California. The Company reached an agreement that resulted in a stipulation for judgment on October 28, 2018. The stipulated judgment was for $42,432 including attorney fees and court costs plus interest for which the Company recorded as a liability as of December 31, 2018. The stipulated judgment was paid in full on August 16, 2019.

Patent Acquisition Lawsuit

In September 2018, a complaint was filed in San Diego superior court for a breach of contract arising from a written agreement for the purchase of a judgment to which AppTech was not a party. The purchase of the judgment was part of the transaction to acquire the patents. AppTech substantially performed under the agreement but the second agreement to extend the final payment was executed under duress. On October 26, 2018, the Company filed an answer that denied each and every purported allegation and cause of action and further denied that they caused any damage or loss. On December 3, 2019, the Company entered into a conditional settlement providing the terms of the conditional settlement have been completed by October 1, 2020. The conditional settlement amount of $150,000 is paid in monthly installments of $15,000. The installments, due the end of each month, have been paid through February 2020.

Significant Contract

In January 2019, the Company entered into an agreement with a broker dealer to provide capital raising activities. Under the terms of the agreement the broker dealer is to make a minimum of $90,000 in advisory fees. In addition, there are various other provisions within the agreement which include a 10% placement fee, warrants to purchase common stock, a 4% transaction fee, etc.

Employee versus Contractor Classification

The Company compensates various individuals as consultants. Annually, these consultants are issued Form 1099s for amounts paid to them. In addition, these consultants do not have arrangements in which specify compensation payable to them. The Company risks potential tax and legal actions if these consultants are deemed to be employees by governmental agencies.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of December 31, 2019 and 2018. The holders of Series A preferred stock are entitled to one vote per share on an “as converted” basis on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of Series A preferred stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available, therefore on a pro rata basis according to their holdings of shares of Series A preferred stock, on an as converted basis. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into 780 shares common stock.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.001 par value common stock. There were 84,153,825 and 86,797,132, respectively, shares of common stock outstanding as of December 31, 2019 and 2018. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available, therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the years ended December 31, 2019 and 2018, the Company issued 454,500 and 1,758,000, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $91,414 and $1,547,388, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete. The amounts were expensed to general and administrative expenses on the accompanying consolidated statements of operations.

During the years ended December 31, 2019 and 2018, the Company issued 40,000 and 50,000 shares of common stock to the landlord in lieu of rent, respectively. The Company valued the common stock issuance at $18,400 and $25,500, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete. The amount was expensed to general and administrative expenses on the accompanying consolidated statements of operations.

See Note 4 for common stock issued in connection with the acquisition of patents.

See Note 5 for common stock issued for the merchant equity liability.

See Note 6 for common stock issued for interest expense.

Common Stock Repurchase Option

On May 1, 2018, the Company entered into a common stock repurchase option agreement to purchase 500,000 shares of common stock from a third party at $0.10 per share. The Company assigned its rights to the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase options were exercised on May 15, 2018 and March 8, 2019 for which the Company received $37,500 and $123,750, respectively, in proceeds from which was recorded as additional paid-in capital.

On June 3, 2019, the Company entered into a common stock repurchase option agreement to purchase 2,000,000 shares of common stock from the former President of the Company at $0.05 per share. The Company assigned its rights to the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option was exercised on June 3, 2019 and December 20, 2019 for which the Company received $500,000 and $112,500 in proceeds for which was recorded as additional paid-in capital, respectively.

NOTE 9 – INCOME TAXES

The Company’s net deferred tax assets at December 31, 2019 and 2018 is approximately $2,037,000 and $1,781,000, respectively, which primarily consists of net operating loss carry forwards and various accruals. As of December 31, 2019 and 2018, the Company provided a 100% valuation allowance against the net deferred tax assets. During the years ended December 31, 2019 and 2018, the valuation allowance increased by approximately $256,000 and $173,000, respectively.

At December 31, 2017, the applicable federal rate used in calculating the deferred tax provision was 21%. The Tax Cuts and Jobs Act reduced the federal corporate tax rate used in calculating the deferred income tax liability from 34% to 21%, as a result the Company has adjusted its deferred income tax liabilities for this reduction. This resulted in a one-time reduction of approximately $654,000 to the net deferred tax assets and corresponding valuation allowance for the year ended December 31, 2017.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. Federal jurisdiction and California state jurisdiction. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities for all periods starting in 2014. The Company currently is not under examination by any tax authorities.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

Operating Lease

The Company entered into a lease agreement for office space commencing February 8, 2020 through January 31, 2025.

On January 22, 2020, the Company also entered into a six month option to purchase the facility under the terms and conditions of the lease.

Stock Based Compensation

On January 26, 2020, The Company issued 175,000 shares of Common Stock to a consultant in connection with business development. The Company valued the Common Stock at $148,750 based on the closing market price of the Company’s Common Stock on the date in which the performance was complete.

Common Stock Repurchase Option

On January 23, 2020, the Company entered into a common stock repurchase option agreement to purchase or assign 300,000 shares of common stock from a third party at $0.05 per share. The Company assigned its rights to the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase options were exercised on January 26, 2020 for which the Company received $98,750 in proceeds for which was recorded as additional paid-in capital.

On February 26, 2020, the Company entered into a common stock repurchase option agreement to purchase or assign 266,115 shares of common stock from a third party at $0.05 per share. The Company assigned its rights to the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option was exercised on February 27, 2020 for which the Company received $25,281 in proceeds for which was recorded as additional paid-in capital.

On March 18, 2020, the Company entered into a common stock repurchase option agreement to purchase or assign 250,000 shares of common stock from a third party at $0.05 per share. The Company assigned its rights to the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option was exercised on March 19, 2020 for which the Company received $62,500 in proceeds for which was recorded as additional paid-in capital.

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Since we derive our revenues from processing of purchases from our merchant services clients, a downturn in economic activity, such as associated with the current coronavirus pandemic, could reduce the volume of purchases we process, and thus our revenues. In addition, such a downturn could cause our merchant customers to cease operations permanently decreasing our payment processing unless new customers are found. We may also face additional difficulty in raising capital during an economic downturn. The effects of the potential impact cannot be estimated at this time.

Additionally, it is reasonably possible that the estimates made in the financial statements have been, or will be materially and adversely impacted in the near term as a result of these conditions.

See Note 7 for additional subsequent events.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Title
3.1	AppTech Corp. Articles of Conversion filed October 25, 2006

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010

3.11	AppTech Corp. Certificate of Change filed July 22, 2010

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011

3.18	AppTech Corp. Bylaws dated May 07, 2013

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015

3.22	AppTech Corp. Bylaws (Amended and Restated) dated March 27, 2020

4.1	AppTech Corp. Non-Employee Equity Incentive Plan dated March 27, 2020

4.2	AppTech Code of Business Conduct

10.2	Amendment to Asset Purchase Agreement dated June 22, 2017

10.3	Engagement Letter dated September 23, 2019

10.4	Lease Agreement dated November 09, 2018

10.5	Lease & Purchase Option Agreement dated January 22, 2020

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2020

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2020

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 30, 2020

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 30, 2020

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Carlsbad, California, on March 30, 2020.

AppTech Corp.

By:	/s/ Luke D’Angelo
Name:	Luke D’Angelo
Title:	Interim Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Luke D’Angelo	Interim Chief Executive Officer and Chairman of the Board of Directors	March 30, 2020
Luke D’Angelo

/s/ Gary Wachs	Chief Financial Officer and Director	March 30, 2020
Gary Wachs

/s/ Bobby Bedi	Director	March 30, 2020
Bobby Bedi

/s/ Michael Gross	Director	March 30, 2020
Michael Gross

/s/ Christopher Williams	Director	March 30, 2020
Christopher Williams