Form 10-Q
period 2020-03-31
AppTech Corp.
filed 2020-05-14
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________   to ________________________

Commission file number: 0001070050

AppTech Corp.

(Exact name of registrant as specified in its charter)

Wyoming	65-0847995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5876 Owens Ave. Suite 100

Carlsbad, California 92008

(Address of Principal Executive Offices & Zip Code)

(760) 707-5959

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.001 par value per share	APCX	OTC Pink Open Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” ” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 14,2020, the latest practicable date, the registrant had 86,538,325 shares of common stock (par value 0.001)

AppTech Corp.

Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this Quarterly on Form 10-Q of AppTech Corp. (we, our, AppTech or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

●	uncertainty associated with anticipated launch of our Secure Text Payment System;

●	dependence on third-party channel and referral partners, who comprise a significant portion of our sales force, for gaining new clients;

●	the possibility that we may fail to sustain the listing standards required to up-list to the OTCQB Market, and the possibility that even if we do sustain potential compliance, we may again fail to comply with the OTCQB listing standards in the future;

●	a slowdown or reduction in our sales in due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

●	uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of our Secure Text Payment System in the U.S. and other regions of the world where we intend to sell the product;

●	dependence on third-party payment processors to facilitate our merchant services capabilities;

●	general economic uncertainty associated with the Covid-19 pandemic;

●	the adverse effects of COVID-19, and its unpredictable duration, in regions where we have customers, employees and distributors;

●	the adverse effects of COVID-19 on processing volumes resulting from (a) limitations on in-person access to our merchants’ businesses or (b) the unwillingness of to visit our merchants’ businesses;

●	the possibility that the economic impact of COVID-19 will lead to changes in how consumers make purchases

●	the possibility that the economic impact of COVID-19, and its associated high unemployment rate, will lead to less consumer spending thus resulting in loss of revenues;

●	the possibility that the economic impact of COVID-19, will result in our merchants’ businesses failing to reopen once restrictions are further eased;

●	delay in or failure to obtain regulatory approval of our Secure Text Payment System or any future products in additional countries;

●	our ability to operate our business while timely making payments to our loan agreements;

●	our need to raise additional financing;

●	our ability to retain and recruit appropriate employees, in particular a productive sales force; and

●	current and future laws and regulations.

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

We encourage you to read the discussion and analysis of our financial condition and our consolidated financial statements contained in this Annual Report on Form 10-Q. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.

Unless the context otherwise requires, throughout this Quarterly Report on Form 10-Q, the words “AppTech” “we,” “us,” the “registrant” or the “Company” refer to AppTech Corp.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019

APPTECH CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2020 and DECEMBER 31, 2019
(UNAUDITED)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets
Cash	$15,163	$24,159
Accounts receivable	26,691	29,836
Prepaid rent	4,910	—
Deposit escrow	—	25,000
Security deposit	—	5,948
Total current assets	46,764	84,943

Right of use asset	295,711	—
Security deposit	7,537	—
TOTAL ASSETS	$350,012	$84,943

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$1,717,804	$1,707,878
Accrued liabilities	2,399,213	2,334,480
Right of use liability	39,002	—
Stock repurchase liability	430,000	430,000
Loans payable related parties	65,351	93,401
Convertible notes payable	620,000	620,000
Convertible notes payable related parties	372,000	372,000
Notes payable	1,104,081	1,104,081
Notes payable related parties	708,493	708,493
Total current liabilities	7,455,944	7,370,333

Long-term liabilities
Accounts payable	140,000	160,000
Right of use liability	264,342	—
Total long-term liabilities	404,342	160,000
TOTAL LIABILITIES	7,860,286	7,530,333

Commitments and contingencies (Note 8)

Stockholders' Deficit
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 86,503,325 and 84,153,825 and outstanding at March 31, 2020 and December 31, 2019, respectively	86,504	84,154
Additional paid-in capital	34,627,685	33,230,869
Accumulated deficit	(42,224,463)	(40,760,413)
Total stockholders' deficit	(7,510,274)	(7,445,390)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$350,012	$84,943

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019
(UNAUDITED)

	March 31,	March 31,
	2020	2019

Revenues	$58,157	$56,800

Cost of revenues	23,225	22,537

Gross profit	34,932	34,263

Operating expenses:
General and administrative, including stock based compensation of $1,209,185 and $7,208, respectively	1,415,899	189,645
Research and development	12,000	6,820

Total operating expenses	1,427,899	196,465

Loss from operations	(1,392,967)	(162,202)

Other income (expenses)
Interest expense	(71,083)	(76,039)

Total other expenses	(71,083)	(76,039)

Loss before provision for income taxes	(1,464,050)	(238,241)

Provision for income taxes	—	—

Net loss	$(1,464,050)	$(238,241)

Basic and diluted net loss per common share	$(0.02)	$(0.00)

Weighted-average number of shares used basic and diluted per share amounts	84,289,100	86,922,132

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019
(UNAUDITED)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Stockholders' Deficit
Balance December 31, 2018	14	$—	86,797,132	$86,797	$32,284,735	$(39,417,203)	$(7,045,671)
Net loss	—	—	—	—	—	(238,241)	(238,241)
Imputed interest	—	—	—	—	3,450	—	3,450
Common stock issued for subscriptions	—	—	275,000	275	68,475	—	68,750
Common stock issued for services	—	—	12,000	12	7,196	—	7,208
Common stock cancelled	—	—	(3,450,000)	(3,450)	3,450	—	—
Proceeds from sale of repurchase option	—	—	—	—	123,750	—	123,750
Balance March 31, 2019	14	$—	83,634,132	$83,634	$32,491,056	$(39,655,444)	$(7,080,754)

Balance December 31, 2019	14	$—	84,153,825	$84,154	$33,230,869	$(40,760,413)	$(7,445,390)
Net loss	—	—	—	—	—	(1,464,050)	(1,464,050)
Imputed interest	—	—	—	—	3,450	—	3,450
Common stock issued for services	—	—	2,349,500	2,350	1,206,835	—	1,209,185
Proceeds from sale of repurchase option	—	—	—	—	186,531	—	186,531
Balance March 31, 2020	14	$—	86,503,325	$86,504	$34,627,685	$(42,224,463)	$(7,510,274)

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2020 and 2019
(UNAUDITED)

	March 31,	March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,464,050)	$(238,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,209,185	7,208
Imputed interest on notes payable	3,450	3,450
Depreciation and amortization	—	16
Changes in operating assets and liabilities:
Accounts receivable	3,145	(98)
Prepaid rent	(4,910)
Accounts payable	(10,074)	106,039
Accrued liabilities	64,733	(69,035)
Right of use asset and liability	7,633	—
Net cash used in operating activities	(190,888)	(190,661)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit escrow	25,000	—
Security deposit	(1,589)	—
Net cash provided by investing activities	23,411	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on loans payable - related parties	(28,050)	69,500
Payments on notes payable	—	(36,000)
Proceeds from sale of repurchase option	186,531	123,750
Proceeds from sale of common stock	—	68,750
Net cash provided by financing activities	158,481	226,000

Changes in cash and cash equivalents	(8,996)	35,339
Cash and cash equivalents, beginning of period	24,159	1,384
Cash and cash equivalents, end of period	$15,163	$36,723

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. The Company currently uses three financial institutions to service their merchants for which represented 100% of accounts receivable as of March 31, 2020 and 2019. The loss of one of these financial institutions would not have a significant impact on the Company’s operations as there are additional financial institutions available to the Company. For the three months ended March 31, 2020 and 2019, the one merchant (customer) represented approximately 43% and 40% of the total revenues, respectively. The loss of this customer would have significant impact on the Company’s operations.

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

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the three months ended March 31, 2020 and 2019 were $12,000 and $6,820, respectively.

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. As of March 31, 2020 and December 31, 2019, there were no asset impairments.

Lease Commitment

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components are recognized when the obligation is probable.

Operating lease right of use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Operating lease payments are recognized as lease expense on a straight-line basis over the lease term. The Company primarily leases buildings (real estate) which are classified as operating leases. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company’s leases as the reasonably certain threshold is not met.

Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain.

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of March 31, 2020, management determined that there were no variable lease costs.

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. As of March 31, 2020 and 2019, the Company does not believe any provisions are required in connection with uncertain tax positions as there are none.

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

As of March 31, 2020 and 2019, the Company had potential dilutive securities related to options, warrants, Series A preferred stock and convertible notes payable. These dilutive securities were not included within the calculation of dilutive net loss per common share as the effects would have been anti-dilutive.

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

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2020 and 2019, the Company incurred a net loss of $1,464,050 and $238,241 and used cash of $190,888 and $190,661 in operating activities. In addition, the Company had a working capital deficit of $7,409,180 and an accumulated deficit of $42,224,463 at March 31, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the consolidated financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, we intend to raise additional funds through public or private debt and/or equity offerings. During 2020, the Company raised $205,781from a sale of a repurchase option to fund operations. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern, however, such are not guaranteed. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. As of the date of these consolidated financial statements, the Company has not finalized a commitment for additional capital. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Risks and uncertainties

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

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PATENTS

Patents

On June 22, 2017, AppTech executed an Amendment to Asset Purchase Agreement with GlobalTel Media, Inc. In connection with the asset purchase agreement, 5,000,000 shares of common stock were issued to GlobalTel Media, Inc. The Company valued the common stock issuance at $1,000,000 based on the closing market price of the Company’s common stock on the date in which the performance was complete. This amendment revived the original asset purchase agreement dated December 4, 2013 to purchase the assets of GlobalTel Media, Inc. (AppTech and GlobalTel agree that the asset purchase agreement dated September 30, 2015 is null and void), which include, but is not limited to, all intellectual property, United States Patent Trademark Office (“USPTO”) issued patents, enterprise-grade, patent protected software and intellectual property for advanced messaging incorporating secure payments, databases, documentation, copyrights, trademarks, registrations, and all current development work in process of USPTO application approval; more specifically but not limited to USPTO 8,073,895 & 8,572,166 “System and Method for Delivering Web Content to a Mobile Device”, USPTO 8,315,184 “Computer to Mobile Two-Way Chat System and Method”, and USPTO 8,369,828 “Mobile-to-Mobile Payment System and Method”. GlobalTel’s technology focuses on SMS text-based applications, social media and mobile payment. The USPTO assigned the patents to AppTech on July 25, 2017. AppTech, as part of the various agreements, agreed to pay $1,600,000 which included an assumption of certain liabilities, including costs incurred to continue development of the patents, as well as guaranteed payment of 25% of the net proceeds on revenue created by the patents up to $26,600,000. As of March 31, 2020 and December 31, 2019, amounts included in accounts payable related to the assumption of liabilities in connection with the patents were $380,000 and $415,000, respectively. The Company has expensed the cost of the patents as research and development costs as the future estimated cash flow expected cannot be reasonably estimated.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2020 and December 31, 2019 consist of the following:

	March 31, 2020	December 31, 2019

Accrued interest – related parties	$951,559	$943,356
Accrued interest – third parties	1,275,129	1,215,699
Accrued residuals	36,251	39,064
Accrued merchant equity	91,023	91,023
Other	45,251	45,338
Total accrued liabilities	$2,399,213	$2,334,480

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

The Company accounts for the value of the shares under the program as a sales incentive and thus the amounts in connection with the Program are recorded as a reduction to revenues. As of March 31, 2020, the Company has an obligation to issue approximately 776,000 shares of the Company’s common stock issuable under the Program. During the year ended December 31, 2019, the Company issued 37,193 shares of common stock relieving $14,877 in liability under the program.

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funds operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of March 31, 2020 and 2019. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Loans Payable – Related Parties

During the three months ended March 31, 2020 and 2019, the Company obtained (paid) $(28,050) and $69,500 loans payable from related parties, net. As of March 31, 2020 and December 31, 2019, the balance of the loans payable was $65,351 and $93,401, respectively. The loans payable are due on demand, unsecured and non-interest bearing as there are no formal agreements executed.

Subordinated Notes Payable

In 2016, the Company issued $350,000 in subordinated notes payable to third parties. The subordinated notes payable were due in 30 to 180 days and incurred interest at 10% per annum. As of March 31, 2020 and December 31, 2019, accrued interest related to the subordinated notes was $127,295 and $118,545, respectively. The Company is currently in default of the subordinated note agreements.

Convertible Notes Payable

In 2017, the Company received $222,000 in convertible notes payable from related parties. The convertible notes payable are unsecured, were due in 180 days, incur interest at 10% per annum and are convertible at $0.10 per share. As of March 31, 2020 and December 31, 2019, accrued interest related to the convertible notes was $59,538 and $53,988, respectively. On the date of the agreement, Management calculated the beneficial conversion feature in connection with the convertible notes payable and recorded a discount of $222,000. The Company amortized the discount over the term of the convertible notes payable of 180 days. The Company is currently in default on the convertible notes payable.

In 2015, the Company issued $50,000 in convertible notes payable. The convertible notes payable are unsecured, were due in nine months, incur interest at 10% per annum and are convertible at $1.00 per share. As of March 31, 2020 and December 31, 2019, the accrued interest related to the convertible notes was $22,084 and $20,833, respectively. The Company is currently in default on the convertible note payable.

In 2014, the Company issued $400,000 in convertible notes payable. The convertible notes payable are unsecured, due in periods ranging up to one year, incurring interest between 10% to 12% per annum and are convertible at prices ranging from $0.33 to $1.00 per share. In addition, the Company issued 400,000 shares of common stock in connection with the convertible notes payable. The Company had the obligation to repurchase the 400,000 shares of common stock at $1.00 per share within one year of the note issuance date. As of March 31, 2020 and December 31, 2019, the Company held the obligation to repurchase the shares for $400,000. As of March 31, 2020 and December 31, 2019, the accrued interest related to the convertible notes was $196,333 and $186,083, respectively. The Company is currently in default of the note agreements.

In 2008 and 2009, the Company issued $320,000 in convertible notes payable, of which $150,000 was from related parties. The convertible notes payable are currently due on demand, incur interest at 15% per annum, and convertible at $0.60 per share. As of March 31, 2020 and December 31, 2019, accrued interest related to the convertible notes was $528,013 and $516,013 of which $249,000 and $243,375, respectively, was due to related parties. The Company is currently in default of the notes payable agreements.

Notes Payable

In 2016, the Company issued $143,000 in notes payable to third parties. The notes payable were due in ninety days or less. During 2019, the Company paid $36,000 in notes payable. The Company is currently in default of the note agreements.

In 2007 and 2008, the Company entered into notes payable with a related party for $46,000 in proceeds. The notes payable were due on demand and incurred interest at 12% per annum. These were combined into a single note agreement in 2014. As of March 31, 2020 and December 31, 2019, the balance on the note payable was $88,136 and accrued interest related to the note payable was $51,907 and $49,243, respectively. The Company is currently in default of the note payable agreement.

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In 2007, the Company entered into note payable with a third party for $128,000 in proceeds. Under the terms of the agreement the holder received a flat interest amount of $37,496. The Company is currently in default of the note payable agreement and the entire amount of $37,496 has been included within accrued interest. Since the note payable did not incur interest, the Company imputed interest at $3,200 and $3,200, respectively, which represented an interest rate of 10% per annum during the three months ended March 31, 2020 and 2019.

In 2008, the Company entered into a note payable with a third party for $10,000 in total proceeds. The note payable is currently in default and has a flat interest amount due of $21,000. As of March 31, 2020 and December 31, 2019, the Company was in default of the note agreement and the entire amount of $21,000 has been included within accrued interest. Since the notes payable do not incur interest, the Company imputed interest at $250 and $250, respectively, which represented an interest rate of 10% per annum during the three months ended March 31, 2020 and 2019.

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

In 2007, the Company entered into note payable with a third party for $221,800 in proceeds. The note payable is currently in default and incurs interest at 10% per annum. On September 30, 2013, the holder received an arbitration settlement for the principal and accrued interest. As of March 31, 2020 and December 31, 2019, the Company was in default of the arbitration settlement. As of March 31, 2020 and December 31, 2019, accrued interest related to the note payable was $439,931 and $429,861, respectively.

In 2007, the Company entered into note payable with a significant shareholder for $58,600 in proceeds. The note payable is currently due on demand and incurs interest at 10% per annum. As of March 31, 2020 and December 31, 2019, accrued interest related to the note payable was $71,978 and $70,513, respectively. The Company is currently in default of the note agreement.

Two significant shareholders funded the Company’s operations through notes payable in primarily 2009 and 2010 and continue to support operations on a limited basis. The notes payable incur interest at 10% per annum and were due on December 31, 2016. The Company is currently in default of the note agreements. As of March 31, 2020 and December 31, 2019, the aggregate balance of the notes payable was $620,355 and accrued interest was $591,114 and $575,480, respectively.

NOTE 7 – RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. The Company also entered into a six month option to purchase its current facility under terms and conditions of the lease. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of March 31, 2020, including the total amount of imputed interest related:

Years ended December 31, :

2020	$53,122
2021	82,561
2022	85,039
2023	87,590
2024	90,217
2025	7,536
$406,065
Less: Imputed interest	(102,721)
Total	$303,344

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - COMMITMENTS AND CONTIGENCIES

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

In November 2017, two shareholders of AppTech, one who previously filed the 2014 lawsuit in the State of Washington, filed another lawsuit against the Company in the State of California, claiming the same accusations as the previously filed lawsuit which was dismissed. The lawsuit has been transferred to the United States District Court for the Southern District of California. The Company filed the defendants answer, affirmative defenses and counter claims. Management believes that the Plaintiff misrepresented and misled AppTech during the merger. The court has encouraged the parties to settle. Even though the Company believes the lawsuit is without merit and will vigorously defend, the Company has made several offers to settle. On December 19, 2019, the Company entered into a settlement and release agreement. The Company has recorded the liability as of December 31, 2019 for the total obligation of $240,000 to be paid out over three years beginning February 15, 2020. The 2019 impact is recorded in other expenses. A stipulation for dismissal of action has been filed with the courts. As of May 14, 2020, we are current on the payment schedule.

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

Patent Acquisition Lawsuit

In September 2018, a complaint was filed in San Diego superior court for a breach of contract arising from a written agreement for the purchase of a judgment to which AppTech was not a party. The purchase of the judgment was part of the transaction to acquire the patents. AppTech substantially performed under the agreement but the second agreement to extend the final payment was executed under duress. On October 26, 2018, the Company filed an answer that denied each and every purported allegation and cause of action and further denied that they caused any damage or loss. On December 3, 2019, the Company entered into a conditional settlement providing the terms of the conditional settlement have been completed by October 1, 2020. The conditional settlement amount of $150,000 is paid in monthly installments of $15,000. The settlement installments paid for the three months ended March 31, 2020 was $35,000. $5,000 was paid towards the March 31, 2020 installment and the April 30, 2020 installment was not paid. We are currently in default of the agreement and are in discussions with the plaintiffs to cure the default prior to May 22, 2020.

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

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 9 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of March 31, 2020 and December 31, 2019. The holders of Series A preferred stock are entitled to one vote per share on an “as converted” basis on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of Series A preferred stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available, therefore on a pro rata basis according to their holdings of shares of Series A preferred stock, on an as converted basis. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into 780 shares common stock.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.001 par value common stock. There were 86,503,325 and 84,153,825, respectively, shares of common stock outstanding as of March 31, 2020 and December 31, 2019. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available, therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the three months ended March 31, 2020 and 2019, the Company issued 2,349,500 and 12,000, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $1,209,185 and $7,208, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete. The amounts were expensed to general and administrative expenses on the accompanying consolidated statements of operations.

Common Stock Repurchase Option

On January 23, 2020, the Company entered into a common stock repurchase option agreement to purchase or assign 300,000 shares of common stock from a third party at $0.05 per share. The Company assigned its rights to the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase options were exercised on January 26, 2020 for which the Company received $98,750 in proceeds which was recorded as additional paid-in capital.

On February 26, 2020, the Company entered into a common stock repurchase option agreement to purchase or assign 266,115 shares of common stock from a third party at $0.05 per share. The Company assigned its rights to the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option was exercised on February 27, 2020 for which the Company received $25,281 in proceeds which was recorded as additional paid-in capital.

On March 18, 2020, the Company entered into a common stock repurchase option agreement to purchase or assign 250,000 shares of common stock from a third party at $0.05 per share. The Company assigned its rights to the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option was exercised on March 19, 2020 for which the Company received $62,500 in proceeds which was recorded as additional paid-in capital.

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

On April 24, 2020, the Company entered into a common stock repurchase option agreement to purchase or assign 55,000 shares of common stock from a third party at $0.05 per share. The Company assigned its rights to the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option was exercised on April 27, 2020 for which the Company received $19,250 in proceeds which was recorded as additional paid-in capital.

See note 8 for additional subsequent events.

Item 2. Management’s Discussion and Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements, such as statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of our company and the products and services we expect to offer and other statements contained herein regarding matters that are not historical facts. Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also forward-looking statements which involve risks, uncertainties, and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, our actual results may differ materially from the results discussed in the forward-looking statements.

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

Effects of the COVID-19 Pandemic

The unprecedented and adverse effects of COVID-19, and its unpredictable duration, in the regions where we have merchants, employees and consumers have had a material adverse effect on our processing volume and thus on our net revenues and may in the future have a material adverse effect on our liquidity and financial condition.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Revenues

Our Revenues. We devise our revenue by providing financial processing services to businesses.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three-month periods ended March 31, 2020 and 2019, respectively. We have derived this data from our consolidated financial statements included elsewhere in this registration statement.

The Three Months Ended March 31, 2020

Compared to the Three Months Ended March 31, 2019

The following table presents our historical results of operations for the periods indicated:

	Three Months Ended March 31
(in thousands)	2020	2019
Revenue	$58.2	$56.8
Cost of revenue	23.2	22.5
Gross profit	35.0	34.3

Operating expenses
General and administrative	1,415.9	189.7
Research and development	12.0	6.8
Total operating expenses	1,427.9	196.5
Loss from operations	(1,392.9)	(162.2)

Other expenses
Interest expense, net	71.1	76.0
Total other expenses	71.1	76.0
Loss before income taxes	(1,464.0)	(238.2)

Provision for income taxes
Net Loss	$(1,464.0)	$(238.2)

Revenue

Revenue increased to $58,157 from $56,800, or 2%, for the three months ended March 31, 2020 from the three months ended March 31, 2019. This increase was principally driven by various insignificant factors.

Cost of Revenue

Cost of revenue increased to $23,225 from $22,537, or 3%, for the three months ended March 31, 2020 from the three months ended March 31, 2019. This increase was driven primarily by various insignificant factors.

General and Administrative Expenses

General and administrative expenses increased to $1,415,899 from $189,645, for the three months ended March 31, 2020 from the three months ended March 31, 2019, primarily driven by stock-based compensation due to several significant consulting agreements for marketing and professional related services.

Research and Development Expenses

Research and development expenses increased to $12,000 from $6,820, or 76%, for the months ended March 31, 2020 from the three months ended March 31, 2019. This increase was primarily due to various insignificant factors.

Interest Expense, net

Interest expense, net decreased to $71,083 from $76,039, or 7%, for the three months ended March 31, 2020 from the three months ended March 31, 2019. This decrease was primarily driven by the elimination of one-time interest charges for the amortization of the debt discount on new related party notes payable and refinancing charges on other notes payable.

Liquidity and Capital Resources

While the company is continuing operations and generating revenues, the company’s cash position is not significant enough to support the company’s daily operations. To the extent that additional funds are necessary to finance operations and meet our long-term liquidity needs as we continue to execute our strategy, we anticipate that they can be obtained through additional indebtedness, equity or debt issuances or both. Using currently available capital resources, management believes we can conduct planned operations for 21 days. Further, management believes we need to raise $1.35M to remain in business for the next 12 months.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.

	Three Months Ended March 31,
	2020	2019

Net cash used in operating activities	$(190,888)	$(190,661)
Net cash provided by investing activities	$23,411	$—
Net cash provided by financing activities	$158,481	$226,000

Cash Flow from Operating Activities

Net cash used in operating activities increased by $227 for the three months ended March 31, 2020 from the three months ended March 31, 2019. This increase was principally driven by various insignificant factors.

Cash Flow from Investing Activities

Net cash provided by investing activities increased by $23,411 for the three months ended March 31, 2020 from the months ended March 31, 2019. This increase was principally driven by a refund of a deposit and a prepayment of rent expense.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $67,519 for the three months ended March 31, 2020 from the months ended March 31, 2019. This decrease was principally driven by decreased proceeds from the sale of common stock and proceeds from loans payable related parties.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of March 31, 2020, there have been no significant changes to our critical accounting estimates, except as described in Note 2 to our consolidated financial statements.

Recent Accounting Pronouncements

As of March 31, 2020, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that would have been established to facilitate off-balance sheet arrangements (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) or other contractually narrow or limited purposes. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships. We enter into guarantees in the ordinary course of business related to the guarantee of our own performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable for smaller reporting companies.

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three-month period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In September 2018, a complaint was filed in San Diego Superior Court for a breach of contract arising from a subsequent agreement regarding the purchase of a judgment for the matter of Svenston Buelow and Amanda Eliot v. GlobalTel Media. The purchase of the judgment was part of the transaction in which we acquired our IP portfolio from GlobalTel Media. We substantially performed under the original agreement, but the plaintiffs alleged we breached the subsequent agreement which was executed to extend the final payment. On October 26, 2018, we filed an answer that denied each and every purported allegation and cause of action, further denied that they caused any damage or loss and asserted the affirmative defense of duress. We recorded as a liability as of December 31, 2019 and 2018 in the amount of $135,000 and $175,000, respectively. On December 3, 2019, the parties entered into a conditional settlement agreement whereby we agreed to pay $150,000 on a payment schedule ending October 1, 2020. Should the repayment enter default without being cured, the court shall order an entry of judgment in favor of the Plaintiffs in the amount of $175,000 less any amounts paid under the settlement, plus pre-judgment and post-judgment interest, court costs and reasonable attorney fees. As of May 14, 2020, we are currently in default of the agreement and are in discussions with the plaintiffs to cure the default by May 22, 2020.

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

In November 2017, two shareholders of AppTech, one who previously filed a 2014 lawsuit in the State of Washington, filed another lawsuit against us in the State of California, claiming the same accusations as the previously filed lawsuit which was dismissed. The lawsuit has been transferred to the United States District Court for the Southern District of California. We filed an answer, affirmative defenses and counter claims. Management believes that the Plaintiff misrepresented and mislead us during the merger between ourselves and Transcendent One, Inc. The court has encouraged the parties to settle. Even though the Company believes the lawsuit is without merit and will vigorously defend, the Company has made several offers to settle. On December 19, 2019, the Company entered into a settlement and release agreement. The Company has recorded the liability as of December 31, 2019 for the total obligation of $240,000 to be paid out over three years beginning February 15, 2020. A stipulation for dismissal of action has been filed with the courts. As of May 14, 2020, we are current on the payment schedule.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2020 year-to-date, we assigned our rights to stock repurchase option agreements to third parties resulting in net proceeds of $205,781.

During the three months ended March 31, 2020, 2,349,500 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $1,209,185. During the three months ended March 31, 2020, we assigned our rights to stock repurchase option agreements to third parties resulting in net proceeds of $186,531. During the three months ended March 31, 2020, no shares of common stock were issued to the management or members of the Board of Directors.

All Issuances were exempt from registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)2(2) and were issued as restricted securities as defined in Rule 144 of the Act.

Item 3. Defaults Upon Senior Securities.

All subordinated notes payable, convertible notes payable and notes payable are currently in default.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Title
3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007 (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007 (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007 (filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008 (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009 (filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009 (filed as Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010 (filed as Exhibit 3.9 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010 (filed as Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010 (filed as Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010 (filed as Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011 (filed as Exhibit 3.15 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (filed as Exhibit 3.16 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011 (filed as Exhibit 3.17 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.18	AppTech Corp. Bylaws dated May 07, 2013 (filed as Exhibit 3.18 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013 (filed as Exhibit 3.19 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013 (filed as Exhibit 3.20 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015 (filed as Exhibit 3.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.22	AppTech Corp. Bylaws (Amended and Restated) dated March 27, 2020 (filed as Exhibit 3.22 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.1	AppTech Corp. Non-Employee Equity Incentive Plan dated March 27, 2020 (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.2	AppTech Code of Business Conduct (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.2	Amendment to Asset Purchase Agreement dated June 22, 2017 (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.5	Lease & Purchase Option Agreement dated January 22, 2020 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2020

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2020

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2020

32.2	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2020

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Corp.

Date: May 14, 2020	By:	/s/ Luke D’Angelo
Luke D’Angelo
Interim Chief Executive Officer and Chairman

Date: May 14, 2020	By:	/s/ Gary Wachs
Gary Wachs
Chief Financial Officer