Form 10-K/A
period 2019-12-31
AppTech Corp.
filed 2020-06-25
CIK 1070050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number: 000-27569

AppTech Corp.

(Exact name of registrant as specified in its charter)

Wyoming	65-0847995
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5876 Owens Ave. Carlsbad, Ca	92008
(Address of principal executive offices)	(Zip Code)

(760) 707-5959

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Trading Symbol(s)

APCX

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.001 par value per share	OTC Pink Open Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $23,550,000 based on the closing price of the registrant’s Common Stock, on June 30, 2019, as reported by the OTC Pink Open Market. As of December 31, 2019, the last business day of the registrant’s last completed quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $34,215,000 based on the closing price of the registrant’s Common Stock, on December 31, 2019, as reported by the OTC Pink Open Market. For the purposes of this disclosure, shares of Common Stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 24, 2020, there were 331 holders of record of our common stock, and there were 86,538,325 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement previously delivered to stockholders in connection with the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K/A.

Explanatory Note

AppTech Corp. (the “Company,” “its,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 30, 2020 (the “Original Filing”). AppTech Corp. is filing Amendment No. 1 to amend:

Part III to include a disclosure about AppTech Corp.’s reliance upon the SEC Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provision of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465)(together, the “Order”) to delay the filing of the 2020 Definitive Proxy Statement (“Proxy Statement”), which is incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 2019 (the “Report”), due to circumstances related to the coronavirus epidemic as set forth below.

Except as described herein, this Amendment No. 1 does not amend modify or update the information in, or exhibits to, the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosures with respect to Items 307 or 308 of Regulations S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4, and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amendment, new certifications of the Company’s principal executive officers and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amendment.

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

The Company relied upon the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318) under Section 36 of the Exchange Act Granting Exemptions from Specified Provisions of the Exchange Act and Certain Rules Thereunder, as superseded by SEC Order Modifying Exemptions from the Reporting and Proxy Delivery Requirements for Public Companies dated March 25, 2020 (Release No. 34-88465) (together, the “Order”) to delay the filing of the Company’s 2020 Definitive Proxy Statement (“Proxy Statement”), which is incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 2019 (the “Report”), due to circumstances related to the coronavirus pandemic (“COVID-19”). On April 29, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Proxy Statement by up to 45 days.

The COVID-19 pandemic has required the Company’s management to focus their attention primarily on responding to the challenges presented by the pandemic, including ensuring continuous operations, and adjusting the Company’s operations, such as instituting office closures and reallocation of resources, to address changes in the fintech industry. This, in turn, impacted the Company’s ability to complete the preparation of the Company’s Proxy Statement until after April 29, 2020. These unforeseen circumstances resulted in the Company being unable to timely file an accurate Proxy Statement, which was incorporated by reference in the Report, by the prescribed date without undue hardship and expense to the Company. Accordingly, in reliance upon the Order, the Company filed the Proxy Statement on June 12, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AppTech Corp.

Date: June 25, 2020	By:	/s/ Luke D’Angelo
Luke D’Angelo
Interim Chief Executive Officer and Chairman

Date: June 25, 2020	By:	/s/ Gary Wachs
Gary Wachs
Chief Financial Officer