Form 10-Q
period 2020-06-30
AppTech Corp.
filed 2020-08-14
CIK 1070050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

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

As of August 14, 2020, the latest practicable date, the registrant had 86,837,825 shares of common stock (par value 0.001).

AppTech Corp.

Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this Quarterly on Form 10-Q of AppTech Corp. (we, our, AppTech or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

●	uncertainty associated with anticipated launch of our Secure Text Payment System and other potential advanced payment solutions we intend to launch in the future;

●	dependence on third-party channel and referral partners, who comprise a significant portion of our sales force, for gaining new clients;

●	a slowdown or reduction in our sales in due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

●	uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of the products we offer or intend to offer in the future;

●	dependence on third-party payment processors to facilitate our merchant services capabilities;

●	general economic uncertainty associated with the Covid-19 pandemic;

●	the adverse effects of COVID-19, and its unpredictable duration, in regions where we have customers, employees and distributors;

●	the adverse effects of COVID-19 on processing volumes resulting from (a) limitations on in-person access to our merchants’ businesses or (b) the unwillingness of customers to visit our merchants’ businesses;

●	the possibility that the economic impact of COVID-19 will lead to changes in how consumers make purchases

●	the possibility that the economic impact of COVID-19, and its associated high unemployment rate, will lead to less consumer spending thus resulting in loss of revenues;

●	the possibility that the economic impact of COVID-19, will result in our merchants’ businesses failing to reopen, or opening in a reduced capacity, once restrictions are further eased;

●	delay in or failure to obtain regulatory approval of our Secure Text Payment System or any future products in additional countries;

●	our ability to operate our business while timely making payments pursuant to our loan agreements;

●	our need to raise additional financing to fund daily operations and successfully grow our Company;

●	our ability to retain and recruit appropriate employees, in particular a productive sales force; and

●	current and future laws and regulations.

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

We encourage you to read the discussion and analysis of our financial condition and our consolidated financial statements contained in this Quarterly Report on Form 10-Q. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.

Unless the context otherwise requires, throughout this Quarterly Report on Form 10-Q, the words “AppTech” “we,” “us,” the “registrant” or the “Company” refer to AppTech Corp.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2020 and 2019

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2020 and DECEMBER 31, 2019

(UNAUDITED)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$9,540	$24,159
Accounts receivable	41,472	29,836
Prepaid rent	—	—
Deposit escrow	—	25,000
Security deposit	—	5,948
Total current assets	51,012	84,943

Right of use asset	280,416	—
Security deposit	7,536	—
TOTAL ASSETS	$338,964	$84,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,862,342	$1,707,878
Accrued liabilities	2,474,234	2,334,480
Right of use liability	46,205	—
Stock repurchase liability	430,000	430,000
Loans payable related parties	62,601	93,401
Convertible notes payable	620,000	620,000
Convertible notes payable related parties	372,000	372,000
Notes payable	1,104,081	1,104,081
Notes payable related parties	708,493	708,493
Total current liabilities	7,679,956	7,370,333

Long-term liabilities
Accounts payable	140,000	160,000
Right of use liability	251,452	—
Total long-term liabilities	391,452	160,000

TOTAL LIABILITIES	8,071,408	7,530,333

Commitments and contingencies (Note 8)

Stockholders’ Deficit
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 86,677,825 and 84,153,825 and outstanding at June 30, 2020 and December 31, 2019, respectively	86,678	84,154
Additional paid-in capital	34,731,765	33,230,869
Accumulated deficit	(42,550,887)	(40,760,413)
Total stockholders’ deficit	(7,732,444)	(7,445,390)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$338,964	$84,943

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2020 and 2019

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2020	2019	2020	2019

Revenues	$77,853	$67,079	$136,010	$123,879

Cost of revenues	31,737	26,014	54,962	48,551

Gross profit	46,116	41,065	81,048	75,328

Operating expenses:
General and administrative, including stock based compensation of $81,554, $35,926, $1,290,739 and $43,133, respectively	276,207	245,584	1,692,104	427,889
Research and development	34,250	14,978	46,251	29,139

Total operating expenses	310,457	260,562	1,738,355	457,028

Loss from operations	(264,341)	(219,497)	(1,657,307)	(381,700)

Other income (expenses)
Forgiveness of Debt	9,000	—	9,000	—
Interest expense	(71,083)	(70,597)	(142,167)	(146,635)

Total other expenses	(62,083)	(70,597)	(133,167)	(146,635)

Loss before provision for income taxes	(326,424)	(290,094)	(1,790,474)	(528,335)

Provision for income taxes	—	—	—	—

Net loss	$(326,424)	$(290,094)	$(1,790,474)	$(528,335)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.02)	$(0.01)
Weighted-average number of shares used basic and diluted per share amounts	86,536,841	83,917,786	85,413,932	84,416,207

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2020 and 2019

(UNAUDITED)

	Series A Preferred		Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance December 31, 2018	14	$—	86,797,132	$86,797	$32,284,735	$(39,417,203)	$(7,045,671)

Net loss	—	—	—	—	—	(238,241)	(238,241)
Imputed interest	—	—	—	—	3,450	—	3,450
Common stock issued for subscriptions	—	—	275,000	275	68,475	—	68,750
Common stock issued for services	—	—	12,000	12	7,196	—	7,208
Common stock cancelled	—	—	(3,450,000)	(3,450)	3,450	—	—
Proceeds from sale of repurchase option	—	—	—	—	123,750	—	123,750

Balance March 31, 2019	14	$—	83,634,132	$83,634	$32,491,056	$(39,655,444)	$(7,080,754)

Net loss	—	—	—	—	—	(290,094)	(290,094)
Imputed interest	—	—	—	—	3,450	—	3,450
Common stock issued for services	—	—	312,500	313	35,613	—	35,926
Proceeds from sale of repurchase option	—	—	—	—	500,000	—	500,000

Balance June 30, 2019	14	$—	83,946,632	$83,947	$33,030,119	$(39,945,538)	$(6,831,472)

Balance December 31, 2019	14	$—	84,153,825	$84,154	$33,230,869	$(40,760,413)	$(7,445,390)

Net loss	—	—	—	—	—	(1,464,050)	(1,464,050)
Imputed interest	—	—	—	—	3,450	—	3,450
Common stock issued for services	—	—	2,349,500	2,350	1,206,835	—	1,209,185
Proceeds from sale of repurchase option	—	—	—	—	186,531	—	186,531

Balance March 31, 2020	14	$—	86,503,325	$86,504	$34,627,685	$(42,224,463)	$(7,510,274)

Net loss	—	—	—	—	—	(326,424)	(326,424)
Imputed interest	—	—	—	—	3,450	—	3,450
Common stock issued for services	—	—	174,500	174	81,380	—	81,554
Proceeds from sale of repurchase option	—	—	—	—	19,250	—	19,250

Balance June 30, 2020	14	$—	86,677,825	$86,678	$34,731,765	$(42,550,887)	$(7,732,444)

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 and 2019

(UNAUDITED)

	June 30,	June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,790,474)	$(528,335)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,290,739	43,134
Imputed interest on notes payable	6,900	6,900
Depreciation and amortization	—	33
Changes in operating assets and liabilities:
Accounts receivable	(11,635)	(4,310)
Accounts payable	134,464	(58,955)
Accrued liabilities	139,754	145,868
Right of use asset and liability	17,241	—
Net cash used in operating activities	(213,011)	(395,665)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit escrow	25,000	(50,000)
Security deposit	(1,589)	—
Net cash provided by (used in) investing activities	23,411	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on loans payable - related parties	750	120,000
Payments on loans payable - related parties	(31,550)	(25,000)
Payments on notes payable	—	(36,000)
Proceeds from sale of repurchase option	205,781	623,750
Proceeds from sale of common stock	—	68,750
Net cash provided by financing activities	174,981	751,500

Changes in cash and cash equivalents	(14,619)	305,835
Cash and cash equivalents, beginning of period	24,159	1,384
Cash and cash equivalents, end of period	$9,540	$307,219

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,769
Cash paid for income taxes	$—	$—

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AppTech Corp. (“AppTech” or the “Company”) is a Wyoming Corporation incorporated on July 2, 1998.

AppTech Corp. is a FinTech company providing electronic payment processing technologies and merchant services. This includes credit card processing, Automated Clearing House (“ACH”) processing, gift and loyalty cards and e-commerce. The Company expanded its core services to include global Short Messaging Service (“SMS”) patented text messaging and secure mobile payments. The patented two-way text chat platform enables secure SMS services including mobile payments, notifications, authentication, marketing, information queries and reporting. Other services include digital marketing, lead generation, mobile app development, and intellectual property rights development.

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

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. The Company currently uses three financial institutions to service their merchants for which represented 100% of accounts receivable as of June 30, 2020 and 2019. The loss of one of these financial institutions would not have a significant impact on the Company’s operations as there are additional financial institutions available to the Company. For the six months ended June 30, 2020 and 2019, the one merchant (customer) represented approximately 41% and 40% of the total revenues, respectively. The loss of this customer would have significant impact on the Company’s operations.

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

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the six months ended June 30, 2020 and 2019 were $46,251 and $29,139, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. As of June 30, 2020 and December 31, 2019, there were no asset impairments.

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

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of June 30, 2020, management determined that there were no variable lease costs.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. As of June 30, 2020 and 2019, the Company does not believe any provisions are required in connection with uncertain tax positions as there are none.

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

As of June 30, 2020, and 2019, the Company had potential dilutive securities related to options, warrants, Series A preferred stock and convertible notes payable. These dilutive securities were not included within the calculation of dilutive net loss per common share as the effects would have been anti-dilutive.

Convertible Debt

Convertible debt is accounted for under the guidelines established by ASC 470-20 Conversion and Other Options. ASC 470-20 governs the calculation of an embedded beneficial conversion, which is treated as an additional discount to the instruments where derivative accounting does not apply. The amount of the value of additional stock and other consideration in addition to the beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. The discounts are accreted over the term of the debt using the straight-line method due to the short terms of the notes.

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

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2020 and 2019, the Company incurred a net loss of $1,790,474 and $528,335 and used cash of $213,011 and $395,665 in operating activities. In addition, the Company had a working capital deficit of $7,628,944 and an accumulated deficit of $42,550,887 at June 30, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the consolidated financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, the Company intends to raise additional funds through public or private debt and/or equity offerings. During 2020, the Company raised $205,781 from a sale of a repurchase option to fund operations. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern, however, such are not guaranteed. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. As of the date of these consolidated financial statements, the Company has not finalized a commitment for additional capital. The ability of the Company to continue as a going concern is dependent upon its ability to further implement its business plan and generate revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Risks and uncertainties

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Since the Company derives its revenues from processing of purchases from our merchant services clients, a downturn in economic activity, such as associated with the current coronavirus pandemic, could reduce the volume of purchases we process, and thus our revenues. In addition, such a downturn could cause our merchant customers to cease operations permanently decreasing our payment processing unless new customers are found. We may also face additional difficulty in raising capital during an economic downturn. The effects of the pandemic had significant impact on revenue at the beginning of the pandemic and began to return to normal after several months. The continuing effects of the potential impact cannot be estimate at this time.

Additionally, it is reasonably possible that the estimates made in the financial statements have been, or will be materially and adversely impacted in the near term as a result of these conditions.

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PATENTS

Patents

On June 22, 2017, AppTech executed an Amendment to Asset Purchase Agreement with GlobalTel Media, Inc. In connection with the asset purchase agreement, 5,000,000 shares of common stock were issued to GlobalTel Media, Inc. The Company valued the common stock issuance at $1,000,000 based on the closing market price of the Company’s common stock on the date in which the performance was complete. This amendment revived the original asset purchase agreement dated December 4, 2013 to purchase the assets of GlobalTel Media, Inc. (AppTech and GlobalTel agree that the asset purchase agreement dated September 30, 2015 is null and void), which include, but is not limited to, all intellectual property, United States Patent Trademark Office (“USPTO”) issued patents, enterprise-grade, patent protected software and intellectual property for advanced messaging incorporating secure payments, databases, documentation, copyrights, trademarks, registrations, and all current development work in process of USPTO application approval; more specifically but not limited to USPTO 8,073,895 & 8,572,166 “System and Method for Delivering Web Content to a Mobile Device”, USPTO 8,315,184 “Computer to Mobile Two-Way Chat System and Method”, and USPTO 8,369,828 “Mobile-to-Mobile Payment System and Method”. GlobalTel’s technology focuses on SMS text-based applications, social media and mobile payment. The USPTO assigned the patents to AppTech on July 25, 2017. AppTech, as part of the various agreements, agreed to pay $1,600,000 which included an assumption of certain liabilities, including costs incurred to continue development of the patents, as well as guaranteed payment of 25% of the net proceeds on revenue created by the patents up to $26,600,000. As of June 30, 2020 and December 31, 2019, amounts included in accounts payable related to the assumption of liabilities in connection with the patents were $380,000 and $415,000, respectively. The Company has expensed the cost of the patents as research and development costs as the future estimated cash flow expected cannot be reasonably estimated.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020	December 31, 2019

Accrued interest – related parties	$981,032	$943,356
Accrued interest – third parties	1,313,289	1,215,699
Accrued residuals	44,838	39,064
Accrued merchant equity	91,023	91,023
Other	44,052	45,338
Total accrued liabilities	$2,474,234	$2,334,480

Accrued Interest

Notes payable and convertible notes payable incur interest at rates between 10% and 15%, per annum. The accrued interest in most cases is currently in technical default due to the notes being past their maturity date.

Accrued Residuals

The Company pays commissions to independent agents that refer merchant accounts. The amounts payable to these independent agents is based upon a percentage of the amounts processed on a monthly basis by these merchant accounts.

Accrued Merchant Equity Liability

The Company provided all merchants the opportunity to earn shares of the Company’s common stock through their Merchant Equity Program (the “Program”). Under the Program, the merchant earned 1% of their total Visa/MasterCard volume processed during the first year of their contract. For example, if a merchant processes $1 million in credit card charges, the merchant will receive 10,000 shares of the Company’s common stock. The merchant must process with the Company for a period of three years for the shares to vest. All merchants became fully vested when the Company ended the program effective December 31, 2015.

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for the value of the shares under the program as a sales incentive and thus the amounts in connection with the Program are recorded as a reduction to revenues. As of June 30, 2020, the Company has an obligation to issue approximately 776,000 shares of the Company’s common stock issuable under the Program. During the year ended December 31, 2019, the Company issued 37,193 shares of common stock relieving $14,877 in liability under the program.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funds operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of June 30, 2020 and December 31, 2019. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Loans Payable – Related Parties

The six months ended June 30, 2020 and 2019, the Company obtained (paid) $(30,800) and $95,000 loans payable from related parties, net. As of June 30, 2020, and December 31, 2019, the balance of the loans payable was $62,601 and $93,401, respectively. The loans payable are due on demand, unsecured and non-interest bearing as there are no formal agreements executed.

Subordinated Notes Payable

In 2016, the Company issued $350,000 in subordinated notes payable to third parties. The subordinated notes payable were due in 30 to 180 days and incurred interest at 10% per annum. As of June 30, 2020, and December 31, 2019, accrued interest related to the subordinated notes was $136,044 and $118,545, respectively. The Company is currently in default of the subordinated note agreements.

Convertible Notes Payable

In 2017, the Company received $222,000 in convertible notes payable from related parties. The convertible notes payable are unsecured, were due in 180 days, incur interest at 10% per annum and are convertible at $0.10 per share. As of June 30, 2020, and December 31, 2019, accrued interest related to the convertible notes was $65,088 and $53,988, respectively. On the date of the agreement, Management calculated the beneficial conversion feature in connection with the convertible notes payable and recorded a discount of $222,000. The Company amortized the discount over the term of the convertible notes payable of 180 days. The Company is currently in default on the convertible notes payable.

In 2015, the Company issued $50,000 in convertible notes payable. The convertible notes payable are unsecured, were due in nine months, incur interest at 10% per annum and are convertible at $1.00 per share. As of June 30, 2020 and December 31, 2019, the accrued interest related to the convertible notes was $23,334 and $20,833, respectively. The Company is currently in default on the convertible note payable.

In 2014, the Company issued $400,000 in convertible notes payable. The convertible notes payable are unsecured, due in periods ranging up to one year, incurring interest between 10% to 12% per annum and are convertible at prices ranging from $0.33 to $1.00 per share. In addition, the Company issued 400,000 shares of common stock in connection with the convertible notes payable. The Company had the obligation to repurchase the 400,000 shares of common stock at $1.00 per share within one year of the note issuance date. As of June 30, 2020 and December 31, 2019, the Company held the obligation to repurchase the shares for $400,000. As of June 30, 2020 and December 31, 2019, the accrued interest related to the convertible notes was $206,583 and $186,083, respectively. The Company is currently in default of the note agreements.

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In 2008 and 2009, the Company issued $320,000 in convertible notes payable, of which $150,000 was from related parties. The convertible notes payable are currently due on demand, incur interest at 15% per annum, and convertible at $0.60 per share. As of June 30, 2020 and December 31, 2019, accrued interest related to the convertible notes was $540,013 and $516,013 of which $254,625 and $243,375, respectively, was due to related parties. The Company is currently in default of the notes payable agreements.

Notes Payable

In 2016, the Company issued $143,000 in notes payable to third parties. The notes payable were due in ninety days or less. During 2019, the Company paid $36,000 in notes payable. The Company is currently in default of the note agreements.

In 2007 and 2008, the Company entered into notes payable with a related party for $46,000 in proceeds. The notes payable were due on demand and incurred interest at 12% per annum. These were combined into a single note agreement in 2014. As of June 30, 2020 and December 31, 2019, the balance on the note payable was $88,136 and accrued interest related to the note payable was $54,571 and $49,243, respectively. The Company is currently in default of the note payable agreement.

In 2007, the Company entered into note payable with a third party for $128,000 in proceeds. Under the terms of the agreement the holder received a flat interest amount of $37,496. The Company is currently in default of the note payable agreement and the entire amount of $37,496 has been included within accrued interest. Since the note payable did not incur interest, the Company imputed interest at $6,400 and $6,400, respectively, which represented an interest rate of 10% per annum during the six months ended June 30, 2020 and 2019.

In 2008, the Company entered into a note payable with a third party for $10,000 in total proceeds. The note payable is currently in default and has a flat interest amount due of $21,000. As of June 30, 2020 and December 31, 2019, the Company was in default of the note agreement and the entire amount of $21,000 has been included within accrued interest. Since the notes payable do not incur interest, the Company imputed interest at $500 and $500, respectively, which represented an interest rate of 10% per annum during the six months ended June 30, 2020 and 2019.

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

In 2007, the Company entered into note payable with a third party for $221,800 in proceeds. The note payable is currently in default and incurs interest at 10% per annum. On September 30, 2013, the holder received an arbitration settlement for the principal and accrued interest. As of June 30, 2020 and December 31, 2019, the Company was in default of the arbitration settlement. As of June 30, 2020 and December 31, 2019, accrued interest related to the note payable was $450,002 and $429,861, respectively.

In 2007, the Company entered into note payable with a significant shareholder for $58,600 in proceeds. The note payable is currently due on demand and incurs interest at 10% per annum. As of June 30, 2020 and December 31, 2019, accrued interest related to the note payable was $73,442 and $70,513, respectively. The Company is currently in default of the note agreement.

Two significant shareholders funded the Company’s operations through notes payable in primarily 2009 and 2010 and continue to support operations on a limited basis. The notes payable incur interest at 10% per annum and were due on December 31, 2016. The Company is currently in default of the note agreements. As of June 30, 2020 and December 31, 2019, the aggregate balance of the notes payable was $620,355 and accrued interest was $606,748 and $575,480, respectively.

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. The Company also entered into a six month option to purchase its current facility under terms and conditions of the lease. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of June 30, 2020, including the total amount of imputed interest related:

Years ended December 31, :

2020	$38,390
2021	82,561
2022	85,039
2023	87,590
2024	90,217
2025	7,536
$391,333
Less: Imputed interest	(93,676)
Total	$297,657

NOTE 8 - COMMITMENTS AND CONTIGENCIES

Litigation

Former Shareholder Lawsuits

In November 2017, two shareholders of AppTech, one who previously filed the 2014 lawsuit in the State of Washington, which was dismissed, filed another lawsuit against the Company in the State of California, claiming the same accusations as the previously filed lawsuit which was dismissed. The lawsuit has been transferred to the United States District Court for the Southern District of California. The Company filed the defendants answer, affirmative defenses and counter claims. Management believes that the Plaintiff misrepresented and misled AppTech during the merger. The court has encouraged the parties to settle. Even though the Company believes the lawsuit is without merit and will vigorously defend, the Company has made several offers to settle. On December 19, 2019, the Company entered into a settlement and release agreement. The Company has recorded the liability as of December 31, 2019 for the total obligation of $240,000 to be paid out over three years beginning February 15, 2020. The 2019 impact is recorded in general and administrative expenses. A stipulation for dismissal of action has been filed with the courts. As of June 30, 2020, we are in default on the payment schedule and have requested a delay in the payment schedule due to the pandemic from the coronavirus outbreak.

Patent Acquisition Lawsuit

In September 2018, a complaint was filed in San Diego superior court for a breach of contract arising from a written agreement for the purchase of a judgment to which AppTech was not a party. The purchase of the judgment was part of the transaction to acquire the patents. AppTech substantially performed under the agreement but the second agreement to extend the final payment was executed under duress. On October 26, 2018, the Company filed an answer that denied each and every purported allegation and cause of action and further denied that they caused any damage or loss. On December 3, 2019, the Company entered into a conditional settlement providing the terms of the conditional settlement have been completed by October 1, 2020. The conditional settlement amount of $150,000 is paid in monthly installments of $15,000. The settlement installments paid for the six months ended June 30, 2020 was $35,000. On June 19, 2020, resulting from the impact of Covid19, we entered into a modified settlement payment schedule. We are current on the following modified payment schedule:

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

August 1, 2020	$5,000
September 1, 2020	17,250
October 1, 2020	17,250
November 1, 2020	20,000
December 1, 2020	20,000
January 2, 2021	20,500
Total	$100,000

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

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended June 30, 2020 and 2019, the Company issued 2,524,000 and 324,500, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $1,290,739 and $43,134, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete or issued based upon the vesting schedule and the closing market price of the Company’s common stock on the date of the agreement. The amounts were expensed to general and administrative expenses on the accompanying consolidated statements of operations.

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

On July 6, 2020, the Company received $68,300 in an economic injury disaster loan from the U.S Small Business Administration.

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

Business Overview

We are a financial technology company utilizing innovative payment processing technologies to complement our core merchant services capabilities. Our patented and proprietary software for merchant services, text marketing and lead generation are licensable or available through a suite of synergistic offerings directly to our clients. We are developing an enterprise-grade text payment system using the simplicity and familiarity of text messaging.

Our company’s merchant services provide financial processing for businesses to accept traditional means of cashless payments, such as credit cards, ACH, wireless payments, and more. Through partnerships and proprietary software, we offer our merchants advanced capabilities related to payment processing. Further, in part through our intellectual property and patents, we offer or will offer integrated, advanced solutions for mobile payment processing, payment facilitation, digital marketing, software development, mobile app development, website development and website hosting.

We are expanding our merchant processing services to include enterprise-grade, patent protected software and intellectual property for secure short message system, or SMS, payments and advanced text messaging for lead generation. Our patent protected software and technology manages text messaging for notification, response, authentication, marketing, advertising, information queries and reports. Our software platforms will incorporate advanced intellectual property to transact mobile payments via secure text messaging technology, thereby extending merchants’ marketplace and avenues to receive payments.

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

Effects of the COVID-19 Pandemic

The unprecedented and adverse effects of COVID-19, and its unpredictable duration, in the regions where we have merchants, employees and consumers have had a material adverse effect on our processing volume and may, in the future, have a material adverse effect on our liquidity and financial condition.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three month and six-month periods ended June, 2020 and 2019, respectively. We have derived this data from our consolidated financial statements included elsewhere in this registration statement.

The Three Months Ended June 30, 2020

Compared to the Three Months Ended June 30, 2019

The following table presents our historical results of operations for the periods indicated:

	Three Months Ended June 30
(in thousands)	2020	2019
Revenue	$77.8	$67.1
Cost of revenue	31.7	26.0
Gross profit	46.1	41.1

Operating expenses
General and administrative	276.2	245.6
Research and development	34.2	15.0
Total operating expenses	310.4	260.6
Loss from operations	(264.3)	(219.5)

Other expenses
Forgiveness of debt	9.0
Interest expense, net	(71.1)	(70.6)
Total other expenses	(62.1)	(70.6)
Loss before income taxes	(326.4)	(290.1)

Provision for income taxes	—	—
Net Loss	$(326.4)	$(290.1)

The Six Months Ended June 30, 2020

Compared to the Six Months Ended June 30, 2019

The following table presents our historical results of operations for the periods indicated:

	Six Months Ended June 30
(in thousands)	2020	2019
Revenue	$136.0	$123.9
Cost of revenue	55.0	48.6
Gross profit	81.0	75.3

Operating expenses
General and administrative	1,692.1	427.9
Research and development	46.2	29.1
Total operating expenses	1,738.3	457.0
Loss from operations	(1,657.3)	(381.7)

Other expenses
Forgiveness of debt	9.0
Interest expense, net	(142.2)	(146.6)
Total other expenses	(133.2)	(146.6)
Loss before income taxes	(1,790.5)	(528.3)

Provision for income taxes	—	—
Net Loss	$(1,790.5)	$(528.3)

Revenue

Revenue increased to $77,853 from $67,079 and $136,010 from $123,879, or 16% and 10%, for the three months and the six months ended June 30, 2020 from the three months and the six months ended June 30, 2019. This increase was principally driven by a decrease in processing fees assessed to the Company.

Cost of Revenue

Cost of revenue increased to $31,737 from $26,014 and from $54,962 from $48,551, or 22% and 13%, for the three months and the six months ended June 30, 2020 from the three months and the six months ended June 30, 2019. This increase was driven primarily by various insignificant factors.

General and Administrative Expenses

General and administrative expenses increased to $276,207 from $245,584 and $1,692,104 from $427,889 for the three months and the six months ended June 30, 2020 from the three months and the six months ended June 30, 2019, primarily driven by stock-based compensation due to several significant consulting agreements for marketing and professional related services.

Research and Development Expenses

Research and development expenses increased to $34,250 from $14,978 and $46,251 from $29,139 for the three months and the six months ended June 30, 2020 from the three months and the six months ended June 30, 2019. This increase was primarily due to various insignificant factors.

Interest Expense, net

Interest expense, net increased to $71,083 from $70,597 and decreased to $142,167 from $146,635 for the three months and the six months ended June 30, 2020 from the three months and the six months ended June 30, 2019. The increase was primarily due to various insignificant factors and the decrease was primarily driven by the elimination of one-time interest charges for the amortization of the debt discount on new related party notes payable and refinancing charges on other notes payable.

Liquidity and Capital Resources

While the company is continuing operations and generating revenues, the company’s cash position is not significant enough to support the company’s daily operations. To the extent that additional funds are necessary to finance operations and meet our long-term liquidity needs as we continue to execute our strategy, we anticipate that they can be obtained through additional indebtedness, equity or debt issuances or both. Using currently available capital resources, management believes we can conduct planned operations for 14 days. Further, management believes we need to raise $1.35M to remain in business for the next 12 months.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.

	Six Months Ended June 30,
	2020	2019

Net cash used in operating activities	$(213,011)	$(395,665)
Net cash provided by (used in) investing activities	$23,411	$(50,000)
Net cash provided by financing activities	$174,981	$751,500

Cash Flow from Operating Activities

Net cash used in operating activities decreased by $182,654 for the six months ended June 30, 2020 from the six months ended June 30, 2019. This increase was principally driven an increase in accounts payable.

Cash Flow from Investing Activities

Net cash provided by investing activities increased by $73,411 for the six months ended June 30, 2020 from the six months ended June 30, 2019. This increase was principally driven by a refund of a deposit.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $576,519 for the six months ended June 30, 2020 from six the months ended June 30, 2019. This decrease was principally driven by decreased proceeds from the sale of common stock and decreased proceeds from the sale of repurchase options.

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

Recent Accounting Pronouncements

As of June 30, 2020, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the six-month period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In November 2017, two shareholders of AppTech, one who previously filed a 2014 lawsuit in the State of Washington, which was dismissed, filed another lawsuit against us in the State of California, claiming the same accusations as the previously filed lawsuit which was dismissed. The lawsuit has been transferred to the United States District Court for the Southern District of California. We filed an answer, affirmative defenses and counter claims. Management believes that the Plaintiff misrepresented and mislead us during the merger between ourselves and Transcendent One, Inc. The court has encouraged the parties to settle. Even though the Company believes the lawsuit is without merit and will vigorously defend, the Company has made several offers to settle. On December 19, 2019, the Company entered into a settlement and release agreement. The Company has recorded the liability as of December 31, 2019 for the total obligation of $240,000 to be paid out over three years beginning February 15, 2020. A stipulation for dismissal of action has been filed with the courts. As of August 14, 2020, we are in default on the payment schedule and have requested a delay in the payment schedule due to the pandemic from the coronavirus outbreak.

In September 2018, a complaint was filed in San Diego Superior Court for a breach of contract arising from a subsequent agreement regarding the purchase of a judgment for the matter of Svenston Buelow and Amanda Eliot v. GlobalTel Media. The purchase of the judgment was part of the transaction in which we acquired our IP portfolio from GlobalTel Media. We substantially performed under the original agreement, but the plaintiffs alleged we breached the subsequent agreement which was executed to extend the final payment. On October 26, 2018, we filed an answer that denied each and every purported allegation and cause of action, further denied that they caused any damage or loss and asserted the affirmative defense of duress. We recorded as a liability as of December 31, 2019 and 2018 in the amount of $135,000 and $175,000, respectively. On December 3, 2019, the parties entered into a conditional settlement agreement whereby we agreed to pay $150,000 on a payment schedule ending October 1, 2020. Should the repayment enter default without being cured, the court shall order an entry of judgment in favor of the Plaintiffs in the amount of $175,000 less any amounts paid under the settlement, plus pre-judgment and post-judgment interest, court costs and reasonable attorney fees. On June 19, 2020, resulting from the impact of COVID-19, we entered into a modified settlement payment schedule. We are current on the modified payment schedule.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2020 year-to-date, we assigned our rights to stock repurchase option agreements to third parties resulting in net proceeds of $205,781. During the six months ended June 30, 2020, 2,649,000 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $1,337,960. During the six months ended June 30, 2020, no shares of common stock were issued to members of the Board of Directors.

All Issuances were exempt from registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities as defined in Rule 144 of the Act.

Item 3. Defaults Upon Senior Securities.

All subordinated notes payable, convertible notes payable and notes payable are currently in default.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Title
3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007 (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007 (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007 (filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008 (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009 (filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009 (filed as Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010 (filed as Exhibit 3.9 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010 (filed as Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010 (filed as Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010 (filed as Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011 (filed as Exhibit 3.15 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (filed as Exhibit 3.16 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011 (filed as Exhibit 3.17 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.18	AppTech Corp. Bylaws dated May 07, 2013 (filed as Exhibit 3.18 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013 (filed as Exhibit 3.19 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013 (filed as Exhibit 3.20 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015 (filed as Exhibit 3.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.22	AppTech Corp. Bylaws (Amended and Restated) dated March 27, 2020 (filed as Exhibit 3.22 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.1	AppTech Corp. Non-Employee Equity Incentive Plan dated March 27, 2020 (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.2	AppTech Code of Business Conduct (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.2	Amendment to Asset Purchase Agreement dated June 22, 2017 (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.5	Lease & Purchase Option Agreement dated January 22, 2020 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2020

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2020

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2020

32.2	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2020

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Corp.

Date: August 14, 2020	By:	/s/ Luke D’Angelo
Luke D’Angelo
Interim Chief Executive Officer and Chairman

Date: August 14, 2020	By:	/s/ Gary Wachs
Gary Wachs
Chief Financial Officer