Form 10-Q
period 2020-09-30
AppTech Corp.
filed 2020-11-16
CIK 1070050

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 13, 2020, the latest practicable date, the registrant had 87,865,075 shares of common stock (par value 0.001).

AppTech Corp.

Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this Quarterly on Form 10-Q of AppTech Corp. (we, our, AppTech or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

●	uncertainty associated with anticipated launch of our text payment platform and other potential advanced payment solutions we intend to launch in the future;

●	substantial investment and costs associated with new potential revenue streams and their corresponding contractual obligations;

●	dependence on third-party channel and referral partners, who comprise a significant portion of our sales force, for gaining new clients;

●	a slowdown or reduction in our sales in due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

●	uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of the products we offer or intend to offer in the future;

●	dependence on third-party payment processors to facilitate our merchant services capabilities;

●	delay in or failure to obtain regulatory approval of our text payment system or any future products in additional countries;

●	our ability to operate our business while timely making payments pursuant to our loan agreements;

●	our need to raise additional financing to fund daily operations and successfully grow our Company;

●	our ability to retain and recruit appropriate employees, in particular a productive sales force;

●	current and future laws and regulations;

●	general economic uncertainty associated with the Covid-19 pandemic;

●	the adverse effects of COVID-19, and its unpredictable duration, in regions where we have customers, employees and distributors;

●	the adverse effects of COVID-19 on processing volumes resulting from (a) limitations on in-person access to our merchants’ businesses or (b) the unwillingness of customers to visit our merchants’ businesses;

●	the possibility that the economic impact of COVID-19 will lead to changes in how consumers make purchases and we are unable to monetize such changes;

●	the possibility that the economic impact of COVID-19, and its associated high unemployment rate, will lead to less consumer spending thus resulting in loss of revenues; and

●	the possibility that the economic impact of COVID-19, will result in our merchants’ businesses failing to reopen once restrictions are further eased.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2020 and DECEMBER 31, 2019

(UNAUDITED)

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash	$46,316	$24,159
Accounts receivable	38,227	29,836
Deposit escrow	—	25,000
Security deposit	—	5,948
Total current assets	84,543	84,943
Right of use asset	265,120	—
Security deposit	7,536	—
TOTAL ASSETS	$357,199	$84,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,862,643	$1,707,878
Accrued liabilities	2,552,712	2,334,480
Right of use liability	50,035	—
Stock repurchase liability	430,000	430,000
Loans payable related parties	51,401	93,401
Convertible notes payable	620,000	620,000
Convertible notes payable related parties	372,000	372,000
Notes payable	1,172,281	1,104,081
Notes payable related parties	708,493	708,493
Total current liabilities	7,819,565	7,370,333

Long-term liabilities
Accounts payable	—	160,000
Right of use liability	238,174	—
Total long-term liabilities	238,174	160,000

TOTAL LIABILITIES	8,057,739	7,530,333
Commitments and contingencies (Note 8)
Stockholders’ Deficit
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 87,821,825 and 84,153,825 and outstanding at September 30, 2020 and December 31, 2019, respectively	87,822	84,154
Additional paid-in capital	35,870,457	33,230,869
Accumulated deficit	(43,658,819)	(40,760,413)
Total stockholders’ deficit	(7,700,540)	(7,445,390)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$357,199	$84,943

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$105,357	$66,532	$241,367	$190,411
Cost of revenues	48,759	26,548	103,721	75,099
Gross profit	56,598	39,984	137,646	115,312
Operating expenses:
General and administrative, including stock based compensation of $1,066,386, $46,000, $2,357,125 and $89,134, respectively	1,089,808	315,321	2,781,912	743,210
Research and development	2,999	33,212	49,250	62,350
Total operating expenses	1,092,807	348,533	2,831,162	805,560
Loss from operations	(1,036,209)	(308,549)	(2,693,516)	(690,248)
Other income (expenses)
Forgiveness of Debt	—	—	9,000	—
Interest expense	(71,723)	(71,087)	(213,890)	(217,722)
Total other expenses	(71,723)	(71,087)	(204,890)	(217,722)
Loss before provision for income taxes	(1,107,932)	(379,636)	(2,898,406)	(907,970)
Provision for income taxes	—	—	—	—
Net loss	$(1,107,932)	$(379,636)	$(2,898,406)	$(907,970)
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.03)	$(0.01)
Weighted-average number of shares used basic and diluted per share amounts	86,984,021	84,073,281	85,941,115	84,482,903

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(UNAUDITED)

	Series A Preferred			Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount		Shares	Amount	in Capital	Deficit	Deficit
Balance June 30, 2019	14		$—	83,946,632	$83,947	$33,030,119	$(39,945,538)	$(6,831,472)
Net loss	—		—	—	—	—	(379,635)	(379,635)
Imputed interest	—		—	—	—	3,450	—	3,450
Common stock issued for merchant equity program	—		—	37,193	37	14,840	—	14,877
Common stock issued for services	—		—	115,000	115	45,885	—	46,000
Proceeds from sale of repurchase option	—		—	—	—	—	—	—
Balance September 30, 2019	14		$—	84,098,825	$84,099	$33,094,294	$(40,325,173)	$(7,146,780)

Balance December 31, 2018	14		$—	86,797,132	$86,797	$32,284,735	$(39,417,203)	$(7,045,671)
Net loss	—		—	—	—	—	(907,970)	(907,970)
Imputed interest	—		—	—	—	10,350	—	10,350
Common stock issued for subscriptions	—		—	275,000	275	68,475	—	68,750
Common stock issued for merchant equity program	—		—	37,193	37	14,840	—	14,877
Common stock issued for services	—		—	439,500	440	88,694	—	89,134
Common stock cancelled	—		—	(3,450,000)	(3,450)	3,450	—	—
Proceeds from sale of repurchase option	—		—	—	—	623,750	—	623,750
Balance September 30, 2019	14		$—	84,098,825	$84,099	$33,094,294	$(40,325,173)	$(7,146,780)

Balance June 30, 2020	14		$—	86,677,825	$86,678	$34,731,765	$(42,550,887)	$(7,732,444)
Net loss	—		—	—	—	—	(1,107,932)	(1,107,932)
Imputed interest	—		—	—	—	3,450	—	3,450
Common stock issued for services	—		—	1,044,000	1,044	924,397	—	925,441
Common stock issued for services with warrant exercise	—		—	100,000	100	165,845	—	165,945
Proceeds from sale of repurchase option	—		—	—	—	45,000	—	45,000
Balance September 30, 2020	14	$		87,821,825	$87,822	$35,870,457	$(43,658,819)	$(7,700,540)

Balance December 31, 2019	14		$—	84,153,825	$84,154	$33,230,869	$(40,760,413)	$(7,445,390)
Net loss	—		—	—	—	—	(2,898,406)	(2,898,406)
Imputed interest	—		—	—	—	10,350	—	10,350
Common stock issued for services	—		—	3,568,000	3,568	2,212,612	—	2,216,180
Common stock issued for services with warrant exercise	—		—	100,000	100	165,845	—	165,945
Proceeds from sale of repurchase option	—		—	—	—	250,781	—	250,781
Balance September 30, 2020	14		$—	87,821,825	$87,822	$35,870,457	$(43,658,819)	$(7,700,540)

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(UNAUDITED)

	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,898,406)	$(907,970)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	2,063,680	89,134
Stock issued for exercise of warrants	140,945	—
Imputed interest on notes payable	10,350	10,350
Depreciation and amortization	—	49
Changes in operating assets and liabilities:
Accounts receivable	(8,391)	(5,406)
Accounts payable	147,265	8,687
Accrued liabilities	218,233	211,920
Right of use asset and liability	23,089	—
Net cash used in operating activities	(303,235)	(593,236)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit escrow	25,000	(50,000)
Security deposit	(1,589)	—
Net cash provided by (used in) investing activities	23,411	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on loans payable - related parties	750	120,000
Payments on loans payable - related parties	(42,750)	(41,000)
Proceeds on note payable	68,200	—
Payments on notes payable	—	(36,000)
Proceeds from sale of repurchase option	250,781	623,750
Proceeds from exercise of warrants	25,000	—
Proceeds from sale of common stock	—	68,750
Net cash provided by financing activities	301,981	735,500

Changes in cash and cash equivalents	22,157	92,264
Cash and cash equivalents, beginning of period	24,159	1,384
Cash and cash equivalents, end of period	$46,316	$93,648

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$1,805
Cash paid for income taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of accounts payable	$152,500	$—
Common stock issued for merchant equity liability	$—	$14,877

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

Accounting Method

The accompanying unaudited financial statements of Apptech Corp. have been prepared in accordance with Accounting Principles Generally Accepted in the United States of America (“GAAP”) for interim financial information and in accordance with Rule 8-03 of Regulation S-X. Certain information and disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal recurring adjustments considered necessary for a fair presentation, have been included. These interim financial statements should be read in conjunction with the audited annual financial statements of the Company as of and for the year ended December 31, 2019. The results of operations for the three months and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year.

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

 APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. The Company currently uses four financial institutions to service their merchants for which represented 100% of accounts receivable as of September 30, 2020 and 2019. The loss of one of these financial institutions would not have a significant impact on the Company’s operations as there are additional financial institutions available to the Company. For the nine months ended September 30, 2020 and 2019, the one merchant (customer) represented approximately 36% and 40% of the total revenues, respectively. The loss of this customer would have significant impact on the Company’s operations.

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

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, codified as Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted ASC 606 effective January 1, 2019 using modified retrospective basis and the cumulative effect was immaterial to the consolidated financial statements.

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

 APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the nine months ended September 30, 2020 and 2019 were $49,250 and $62,350, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. As of September 30, 2020 and December 31, 2019, there were no asset impairments.

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

 APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of September 30, 2020, management determined that there were no variable lease costs.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. As of September 30, 2020 and 2019, the Company does not believe any provisions are required in connection with uncertain tax positions as there are none.

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

As of September 30, 2020 and 2019, the Company had potential dilutive securities related to options, warrants, Series A preferred stock and convertible notes payable. These dilutive securities were not included within the calculation of dilutive net loss per common share as the effects would have been anti-dilutive.

 APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2020 and 2019, the Company incurred a net loss of $2,898,406 and $907,970 and used cash of $303,235 and $593,236 in operating activities. In addition, the Company had a working capital deficit of $7,735,022 and an accumulated deficit of $43,658,819 at September 30, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the consolidated financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, we intend to raise additional funds through public or private debt and/or equity offerings. During 2020, the Company raised $274,614 from eight sales of a repurchase option and $25,000 from warrants exercised to fund operations. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern, however, such are not guaranteed. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. As of the date of these consolidated financial statements, the Company has not finalized a commitment for additional capital. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4 – PATENTS

Patents

On June 22, 2017, AppTech executed an Amendment to Asset Purchase Agreement with GlobalTel Media, Inc. In connection with the asset purchase agreement, 5,000,000 shares of common stock were issued to GlobalTel Media, Inc. The Company valued the common stock issuance at $1,000,000 based on the closing market price of the Company’s common stock on the date in which the performance was complete. This amendment revived the original asset purchase agreement dated December 4, 2013 to purchase the assets of GlobalTel Media, Inc. (AppTech and GlobalTel agree that the asset purchase agreement dated September 30, 2015 is null and void), which include, but is not limited to, all intellectual property, United States Patent Trademark Office (“USPTO”) issued patents, enterprise-grade, patent protected software and intellectual property for advanced messaging incorporating secure payments, databases, documentation, copyrights, trademarks, registrations, and all current development work in process of USPTO application approval; more specifically but not limited to USPTO 8,073,895 & 8,572,166 “System and Method for Delivering Web Content to a Mobile Device”, USPTO 8,315,184 “Computer to Mobile Two-Way Chat System and Method”, and USPTO 8,369,828 “Mobile-to-Mobile Payment System and Method”. GlobalTel’s technology focuses on SMS text-based applications, social media and mobile payment. The USPTO assigned the patents to AppTech on July 25, 2017. AppTech, as part of the various agreements, agreed to pay $1,600,000 which included an assumption of certain liabilities, including costs incurred to continue development of the patents, as well as guaranteed payment of 25% of the net proceeds on revenue created by the patents up to $26,600,000. As of September 30, 2020 and December 31, 2019, amounts included in accounts payable related to the assumption of liabilities in connection with the patents were $340,500 and $415,000, respectively. The Company has expensed the cost of the patents as research and development costs as the future estimated cash flow expected cannot be reasonably estimated.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2020 and December 31, 2019 consist of the following:

	September 30, 2020	December 31, 2019

Accrued interest – related parties	$1,010,505	$943,356
Accrued interest – third parties	1,352,090	1,215,699
Accrued residuals	55,068	39,064
Accrued merchant equity	91,023	91,023
Other	44,026	45,338
Total accrued liabilities	$2,552,712	$2,334,480

 APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for the value of the shares under the program as a sales incentive and thus the amounts in connection with the Program are recorded as a reduction to revenues. As of September 30, 2020, the Company has an obligation to issue approximately 776,000 shares of the Company’s common stock issuable under the Program. During the year ended December 31, 2019, the Company issued 37,193 shares of common stock relieving $14,877 in liability under the program.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funds operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of September 30, 2020 and December 31, 2019. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Loans Payable – Related Parties

During the nine months ended September 30, 2020 and 2019, the Company obtained (paid) $(42,000) and $79,000 loans payable from related parties, net. As of September 30, 2020 and December 31, 2019, the balance of the loans payable was $51,401 and $93,401, respectively. The loans payable are due on demand, unsecured and non-interest bearing as there are no formal agreements executed.

Subordinated Notes Payable

In 2016, the Company issued $350,000 in subordinated notes payable to third parties. The subordinated notes payable were due in 30 to 180 days and incurred interest at 10% per annum. As of September 30, 2020 and December 31, 2019, accrued interest related to the subordinated notes was $144,795 and $118,545, respectively. The Company is currently in default of the subordinated note agreements.

 APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes Payable

In 2017, the Company received $222,000 in convertible notes payable from related parties. The convertible notes payable are unsecured, were due in 180 days, incur interest at 10% per annum and are convertible at $0.10 per share. As of September 30, 2020 and December 31, 2019, accrued interest related to the convertible notes was $70,638 and $53,988, respectively. On the date of the agreement, Management calculated the beneficial conversion feature in connection with the convertible notes payable and recorded a discount of $222,000. The Company amortized the discount over the term of the convertible notes payable of 180 days. The Company is currently in default on the convertible notes payable.

In 2015, the Company issued $50,000 in convertible notes payable. The convertible notes payable are unsecured, were due in nine months, incur interest at 10% per annum and are convertible at $1.00 per share. As of September 30, 2020 and December 31, 2019, the accrued interest related to the convertible notes was $24,584 and $20,833, respectively. The Company is currently in default on the convertible note payable.

In 2014, the Company issued $400,000 in convertible notes payable. The convertible notes payable are unsecured, due in periods ranging up to one year, incurring interest between 10% to 12% per annum and are convertible at prices ranging from $0.33 to $1.00 per share. In addition, the Company issued 400,000 shares of common stock in connection with the convertible notes payable. The Company had the obligation to repurchase the 400,000 shares of common stock at $1.00 per share within one year of the note issuance date. As of September 30, 2020 and December 31, 2019, the Company held the obligation to repurchase the shares for $400,000. As of September 30, 2020 and December 31, 2019, the accrued interest related to the convertible notes was $216,833 and $186,083, respectively. The Company is currently in default of the note agreements.

In 2008 and 2009, the Company issued $320,000 in convertible notes payable, of which $150,000 was from related parties. The convertible notes payable are currently due on demand, incur interest at 15% per annum, and convertible at $0.60 per share. As of September 30, 2020 and December 31, 2019, accrued interest related to the convertible notes was $552,013 and $516,013 of which $260,250 and $243,375, respectively, was due to related parties. The Company is currently in default of the notes payable agreements.

Notes Payable

In 2020, the Company entered into a note payable with U.S. Small Business Administration for $68,200 in proceeds. The notes payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. All payments of principle and interest are deferred for twelve months with the first $333 payment due July 1, 2021. As of September 30, 2020 the balance of the note payable was $68,300 and accrued interest was $640.

In 2016, the Company issued $143,000 in notes payable to third parties. The notes payable were due in ninety days or less. During 2019, the Company paid $36,000 in notes payable. The Company is currently in default of the note agreements.

In 2007 and 2008, the Company entered into notes payable with a related party for $46,000 in proceeds. The notes payable were due on demand and incurred interest at 12% per annum. These were combined into a single note agreement in 2014. As of September 30, 2020 and December 31, 2019, the balance on the note payable was $88,136 and accrued interest related to the note payable was $57,235 and $49,243, respectively. The Company is currently in default of the note payable agreement.

In 2007, the Company entered into note payable with a third party for $128,000 in proceeds. Under the terms of the agreement the holder received a flat interest amount of $37,496. The Company is currently in default of the note payable agreement and the entire amount of $37,496 has been included within accrued interest. Since the note payable did not incur interest, the Company imputed interest at $9,600 and $9,600, respectively, which represented an interest rate of 10% per annum during the nine months ended September 30, 2020 and 2019.

In 2008, the Company entered into a note payable with a third party for $10,000 in total proceeds. The note payable is currently in default and has a flat interest amount due of $21,000. As of September 30, 2020 and December 31, 2019, the Company was in default of the note agreement and the entire amount of $21,000 has been included within accrued interest. Since the notes payable do not incur interest, the Company imputed interest at $750 and $750, respectively, which represented an interest rate of 10% per annum during the nine months ended September 30, 2020 and 2019.

 APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

In 2007, the Company entered into note payable with a third party for $221,800 in proceeds. The note payable is currently in default and incurs interest at 10% per annum. On September 30, 2013, the holder received an arbitration settlement for the principal and accrued interest. As of September 30, 2020 and December 31, 2019, the Company was in default of the arbitration settlement. As of September 30, 2020 and December 31, 2019, accrued interest related to the note payable was $460,072 and $429,861, respectively.

In 2007, the Company entered into note payable with a significant shareholder for $58,600 in proceeds. The note payable is currently due on demand and incurs interest at 10% per annum. As of September 30, 2020 and December 31, 2019, accrued interest related to the note payable was $74,908 and $70,513, respectively. The Company is currently in default of the note agreement.

Two significant shareholders funded the Company’s operations through notes payable in primarily 2009 and 2010 and continue to support operations on a limited basis. The notes payable incur interest at 10% per annum and were due on December 31, 2016. The Company is currently in default of the note agreements. As of September 30, 2020 and December 31, 2019, the aggregate balance of the notes payable was $620,355 and $591,114 accrued interest was $622,382 and $575,480, respectively.

NOTE 7 – RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. The Company also entered into a six month option to purchase its current facility under terms and conditions of the lease. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of September 30, 2020, including the total amount of imputed interest related:

Years ended December 31, :

2020	$20,089
2021	82,561
2022	85,039
2023	87,590
2024	90,217
2025	7,536
$373,032
Less: Imputed interest	(84,823)
Total	$288,209

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

In November 2017, two shareholders of AppTech, one who previously filed the 2014 lawsuit in the State of Washington, filed another lawsuit against the Company in the State of California, claiming the same accusations as the previously filed lawsuit which was dismissed. The lawsuit has been transferred to the United States District Court for the Southern District of California. The Company filed the defendants answer, affirmative defenses and counter claims. Management believes that the Plaintiff misrepresented and misled AppTech during the merger. The court has encouraged the parties to settle. Even though the Company believes the lawsuit is without merit and will vigorously defend, the Company has made several offers to settle. On December 19, 2019, the Company entered into a settlement and release agreement. The Company has recorded the liability as of December 31, 2019 for the total obligation of $240,000 to be paid out over three years beginning February 15, 2020. The 2019 impact is recorded in general and administrative expenses. A stipulation for dismissal of action has been filed with the courts. As of September 30, 2020, we are in default on the payment schedule. The plaintiffs have filed a motion to enforce the settlement agreement and we have requested a modified payment schedule from the courts due to the pandemic from the coronavirus outbreak and no settlement has been reached as of the date of the financial statement.

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

Patent Acquisition Lawsuit

In September 2018, a complaint was filed in San Diego superior court for a breach of contract arising from a written agreement for the purchase of a judgment to which AppTech was not a party. The purchase of the judgment was part of the transaction to acquire the patents. AppTech substantially performed under the agreement but the second agreement to extend the final payment was executed under duress. On October 26, 2018, the Company filed an answer that denied each and every purported allegation and cause of action and further denied that they caused any damage or loss. On December 3, 2019, the Company entered into a conditional settlement providing the terms of the conditional settlement have been completed by October 1, 2020. The conditional settlement amount of $150,000 is paid in monthly installments of $15,000. The settlement installments paid for the nine months ended September 30, 2020 was $74,500. On June 19, 2020, resulting from the impact of Covid-19 pandemic, AppTech entered into a modified settlement payment schedule. The November 1, 2020 payment was made timely and we are current on the following modified payment schedule:

 APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

November 1, 2020	20,000
December 1, 2020	20,000
January 2, 2021	20,500
Total	$60,500

Significant Contract

In August 2020, the Company entered into a strategic partnership with Silver Alert Services, LLC. doing business as Lifelight Systems (“Lifelight”), expanding into the telehealth sphere. The partnership will expand Apptech’s reach into new markets and provide advanced technological solutions for the telehealth and personal emergency response systems markets. The strategic partnership provides a promissory note for up to one million dollars at a rate of three percent upon successful completion of Lifelight’s Personal Emergency Response System (PERS) pilot program. Also Lifelight is granted the right to purchase four million five hundred thousand shares of Apptech Corp. exercisable at $0.01 for one million shares and $0.25 for three million five hundred thousand shares upon the successful completion of the PERS pilot program. In accordance with the agreement, the contract, and all such liabilities and rights, are contingent upon a Lifelight’s successful completion of its PERS pilot program and AppTech securing financing.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of September 30, 2020 and December 31, 2019. The holders of Series A preferred stock are entitled to one vote per share on an “as converted” basis on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of Series A preferred stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available, therefore on a pro rata basis according to their holdings of shares of Series A preferred stock, on an as converted basis. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into 780 shares common stock.

 APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.001 par value common stock. There were 87,821,825 and 84,153,825, respectively, shares of common stock outstanding as of September 30, 2020 and December 31, 2019. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available, therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the nine months ended September 30, 2020 and 2019, the Company issued 3,568,000 and 439,500, respectively, shares of common stock to several consultants in connection with business development, accounts payable conversion and professional services. The Company valued the common stock issuances at $2,357,125 and $89,134, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete or issued based upon the vesting schedule and the closing market price of the Company’s common stock on the date of the agreement. The amounts were expensed to general and administrative expenses on the accompanying consolidated statements of operations. The accounts payable conversion was $152,500.

Stock Options

On August 25, 2020, the Company issued an option to purchase 100,000 shares of common stock at $0.25 per share with an expiration date of February 25, 2021. The options were valued at $140,945 and include within stock issued for business development consulting services. The Company valued the options at $140,945 using the Black Scholes valuation model with the following variables; expected volatility of 100%, risk free rate of 0.11%, fair market value of the Company’s common stock of $1.48 on the date of grant, and an expected life of 0.50 years. The option was exercised on August 26, 2020.

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

On August 26, 2020, the Company entered into a common stock repurchase option agreement to purchase or assign 250,000 shares of common stock from a third party at $0.07 per share. The Company assigned its rights to the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option was exercised on August 26, 2020 for which the Company received $45,000 in proceeds which was recorded as additional paid-in capital.

 APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

On October 1, 2020, the Company entered into a strategic partnership with NEC Payments B.S.C through the deployment of NECP’s technologies, Apptech will extend its product offering to include flexible, scalable and secure payment acceptance and issuer payment processing that supports the digitization of business and consumer financial services and the migration of cash and other legally payment types to distanced and contactless card and real time payment transactions. NECP will assist Apptech to complete the development of its text payment solution and provide best in class software that complements Apptech’s intellectual property. Apptech will also receive licenses to utilize NECP’s digital banking platform, including exclusivity in the United States for its payment acceptance software.

All terms of this agreement are contingent upon Apptech Corp. receiving funding in excess of three million dollars within forty-five days of execution. NECP will be awarded a fifteen percent equity stake in Apptech Corp. on a fully diluted basis.

On October 2, 2020, the Company entered into an independent contractor services agreement with Innovations Realized, LLC to develop a strategic operating plan focused on the design, execution and go to market aspects of the NECP platform to enter the United States market.

On October 21, 2020, the Company entered into an engagement agreement with Emerging Markets Consulting, LLC. to be the investor relations firm for the Company.

On October 14, 2020, the Company entered into a common stock repurchase option agreement to purchase or assign 2,000,000 shares of common stock from a third party at $0.20 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 13,333 shares was exercised on October 14, 2020 for which the Company received $7,333 in proceeds which was recorded as additional paid-in capital.

On October 14, 2020, the Company entered into a common stock repurchase option agreement to purchase or assign 2,000,000 shares of common stock from a third party at $0.20 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 10,000 shares was exercised on October 15, 2020 for which the Company received $5,500 in proceeds which was recorded as additional paid-in capital.

On October 14, 2020, the Company entered into a common stock repurchase option agreement to purchase or assign 2,000,000 shares of common stock from a third party at $0.20 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 20,000 shares was exercised on October 29, 2020 for which the Company received $11,000 in proceeds which was recorded as additional paid-in capital.

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

Business Overview

We intend to simplify and streamline the financial technology industry through innovative payment processing and digital banking technologies to complement our core merchant services capabilities. Our company’s merchant services provide financial processing for businesses to accept cashless and/or contactless payments, such as credit cards, ACH, wireless payments, and more. Our patented, exclusively licensed and/or proprietary software offers or will offer integrated, advanced solutions for mobile payment processing, multi-use case issuer processing, global marketing and payment facilitation. Our innovative and scalable business model allows for expansive white labeling, SaaS distribution and integrated revenue streams.

Each merchant has unique requirements for payment processing. As a result, we offer a variety of solutions to meet each merchant’s requirements. By considering all aspects of our clients’ business, such as risk, volume, customer service integration capabilities and technical needs, we create optimal processing solutions to fit their needs. We will continue to aggressively seek new merchants as we shift our focus to technological advancement.

We believe the financial services industry is going through a period of intensive change driven by the rapid advancement of technology which is adapting to societal changes and contactless transactions. If positioned properly, our yet to be released technologies are poised to be at the forefront of this change. We believe we will do this by deploying innovative business and consumer digital financial services products.

Through exclusive licensing and partnership agreements with NEC Payments, management believes we will become pioneers in the processing technology industry by supporting tokenized, multi-channel and API-driven transactions. This will further occur through the integration of our merchant services and secure text payment solution with their platform’s extensive digital account and multi-channel issuer payment processing capabilities to form an end-to-end payment acceptance and digital banking solution for SMEs and will power straight-through processing opportunities in the B2B payment space.

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

We believe that our technology will greatly increase the adoption of mobile payments and alternate banking solutions in a sector that is shifting towards new technologies related to convenience and contactless payments. To succeed, businesses may need to adopt new technologies to engage, communicate and process payments with their customers. We believe this technological advancement in the payment and banking industries is the precise direction companies are trending towards and we intend for our current and future products to be at the forefront in providing these solutions.

We are also expanding upon our financial technology foundation into the telehealth and remote patient monitoring sectors in response to cultural shifts and new healthcare demands of society. Through a strategic partnership, we will aid in offering personal emergency response and remote patient monitoring services and equipment help ensure the safety of the elderly and injured or sick patients while providing peace of mind to family members, care givers and retirement communities. These solutions increase patient’s access to comprehensive care options and allow medical teams to intervene in a timely manner to avoid more serious health concerns. By providing financial and administrative services we will have the opportunity to receive substantial revenue share from recurring revenue billed through Medicare with the potential for substantial growth and substantial profit margins.

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

Effects of the COVID-19 Pandemic

The unprecedented and adverse effects of COVID-19, and its unpredictable duration, in the regions where we have merchants, employees and consumers has an adverse effect on our processing volume and may in the future have a material adverse effect on our liquidity and financial condition.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three-month and nine-month periods ended September 2020 and 2019, respectively. We have derived this data from our consolidated financial statements included elsewhere in this registration statement.

The Three Months Ended September 30, 2020

Compared to the Three Months Ended September 30, 2019

The following table presents our historical results of operations for the periods indicated:

	Three Months Ended September 30
(in thousands)	2020	2019
Revenue	$105.4	$66.5
Cost of revenue	48.8	26.5
Gross profit	56.6	40.0

Operating expenses
General and administrative	1,089.8	315.3
Research and development	3.0	33.2
Total operating expenses	1,092.8	348.5
Loss from operations	(1,036.2)	(308.5)

Other expenses
Interest expense, net	(71.7)	(71.1)
Total other expenses	(71.7)	(71.1)
Loss before income taxes	(1,107.9)	(379.6)

Provision for income taxes	—	—
Net Loss	$(1,107.9)	$(379.6)

The Nine Months Ended September 30, 2020

Compared to the Nine Months Ended September 30, 2019

The following table presents our historical results of operations for the periods indicated:

	Nine Months Ended September 30
(in thousands)	2020	2019
Revenue	$241.3	$190.4
Cost of revenue	103.7	75.1
Gross profit	137.6	115.3

Operating expenses
General and administrative	2,781.9	743.2
Research and development	49.2	62.4
Total operating expenses	2,831.1	805.6
Loss from operations	(2,693.5)	(690.3)

Other expenses
Forgiveness of debt	9.0
Interest expense, net	(213.9)	(217.7)
Total other expenses	(204.9)	(217.7)
Loss before income taxes	(2,898.4)	(908.0)

Provision for income taxes	—	—
Net Loss	$(2,898.4)	$(908.0)

Revenue

Revenue increased to $105,357 from $66,532 and $241,367 from $190,411, or 58% and 27%, for the three months and the nine months ended September 30, 2020 from the three months and the nine months ended September 30, 2019. This increase was principally driven by a decrease in processing fees assessed to the Company.

Cost of Revenue

Cost of revenue increased to $48,759 from $26,548 and from $103,721 from $75,099, or 84% and 38%, for the three months and the nine months ended September 30, 2020 from the three months and the nine months ended September 30, 2019. This increase was driven primarily by increased residual payouts from increased revenue.

General and Administrative Expenses

General and administrative expenses increased to $1,089,808 from $315,321 and $2,781,912 from $743,210 for the three months and the nine months ended September 30, 2020 from the three months and the nine months ended September 30, 2019, the increase was primarily driven by stock-based compensation due to several significant consulting agreements for marketing and professional related services.

Research and Development Expenses

Research and development expenses decreased to $2,999 from $33,212 and $49,250 from $62,350 for the three months and the nine months ended September 30, 2020 from the three months and the nine months ended September 30, 2019. This decrease was primarily due to various insignificant factors.

Interest Expense, net

Interest expense, net increased to $71,723 from $71,087 and decreased to $213,890 from $217,722 for the three months and the nine months ended September 30, 2020 from the three months and the nine months ended September 30, 2019. The decrease was primarily due to various insignificant factors.

Liquidity and Capital Resources

While the company is continuing operations and generating revenues, the company’s cash position is not significant enough to support the company’s daily operations. To the extent that additional funds are necessary to finance operations and meet our long-term liquidity needs as we continue to execute our strategy, we anticipate that they can be obtained through additional indebtedness, equity or debt issuances or both. Using currently available capital resources, management believes we can conduct planned operations for 15 days. Further, management believes we need to raise $4.5M to remain in business for the next 12 months.

Since we derive our revenues principally from processing of purchases from our merchant services clients, a downturn in economic activity, such as that associated with the current coronavirus pandemic could continue to reduce the volume of purchases we process, and thus our revenues. In addition, such a downturn could cause our merchant customers to cease operations permanently decreasing our payment processing unless new customers were found. We may also face additional difficulty in raising capital during an economic downturn.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.

	Nine Months Ended September 30,
	2020	2019

Net cash used in operating activities	$(303,235)	$(593,236)
Net cash provided by (used in) investing activities	$23,411	$(50,000)
Net cash provided by financing activities	$301,981	$735,500

Cash Flow from Operating Activities

Net cash used in operating activities decreased by $290,001 for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. This increase was principally driven an increase in accounts payable.

Cash Flow from Investing Activities

Net cash provided by investing activities increased by $73,411 for the nine months ended September 30, 2020 from the nine months ended September 30, 2019. This increase was principally driven by a refund of a deposit.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $433,519 for the nine months ended September 30, 2020 from nine the months ended September 30, 2019. This decrease was principally driven by decreased proceeds from the sale of common stock and decreased proceeds from the sale of repurchase options.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of September 30, 2020, there have been no significant changes to our critical accounting estimates, except as described in Note 2 to our consolidated financial statements.

Recent Accounting Pronouncements

As of September 30, 2020, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the nine-month period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In November 2017, two shareholders of AppTech, one who previously filed a 2014 lawsuit in the State of Washington, which was dismissed, filed another lawsuit against us in the State of California, claiming the same accusations as the previously filed lawsuit which was dismissed. The lawsuit has been transferred to the United States District Court for the Southern District of California. We filed an answer, affirmative defenses and counter claims. Management believes that the Plaintiff misrepresented and mislead us during the merger between ourselves and Transcendent One, Inc. The court has encouraged the parties to settle. Even though the Company believes the lawsuit is without merit and will vigorously defend, the Company has made several offers to settle. On December 19, 2019, the Company entered into a settlement and release agreement. The Company has recorded the liability as of December 31, 2019 for the total obligation of $240,000 to be paid out over three years beginning February 15, 2020. A stipulation for dismissal of action has been filed with the courts. As of August 14, 2020, we are in default on the payment schedule and have requested a delay in the payment schedule due to the pandemic from the coronavirus outbreak. As of September 30, 2020, we are in default on the payment schedule. The Plaintiffs have filed a motion to enforce the settlement agreement and we have requested a modified payment schedule from the courts due to the pandemic from the coronavirus outbreak and no settlement has been reached as of the date of the financial statement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During 2020 year-to-date, we assigned our rights to stock repurchase option agreements to third parties resulting in net proceeds of $274,614 and $25,000 from warrants exercised. During the nine months ended September 30, 2020, 3,568,000 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $2,357,125. During the nine months ended September 30, 2020, no shares of common stock were issued to members of the Board of Directors.

All Issuances were exempt from registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities as defined in Rule 144 of the Act.

Item 3. Defaults Upon Senior Securities.

All subordinated notes payable, convertible notes payable and notes payable are currently in default.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Title
3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007 (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007 (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007 (filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008 (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009 (filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009 (filed as Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010 (filed as Exhibit 3.9 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010 (filed as Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010 (filed as Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010 (filed as Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011 (filed as Exhibit 3.15 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (filed as Exhibit 3.16 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011 (filed as Exhibit 3.17 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.18	AppTech Corp. Bylaws dated May 07, 2013 (filed as Exhibit 3.18 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013 (filed as Exhibit 3.19 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013 (filed as Exhibit 3.20 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015 (filed as Exhibit 3.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.22	AppTech Corp. Bylaws (Amended and Restated) dated March 27, 2020 (filed as Exhibit 3.22 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.1	AppTech Corp. Non-Employee Equity Incentive Plan dated March 27, 2020 (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.2	AppTech Code of Business Conduct (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)
4.3	AppTech Corp. Audit Committee Charter

4.4	AppTech Corp. Compensation Committee Charter

10.2	Amendment to Asset Purchase Agreement dated June 22, 2017 (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.5	Lease & Purchase Option Agreement dated January 22, 2020 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated November 16, 2020

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated November 16, 2020

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated November 16, 2020

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated November 16, 2020

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Corp.

Date: November 16, 2020	By:	/s/ Luke D’Angelo
Luke D’Angelo
Interim Chief Executive Officer and Chairman

Date: November 16, 2020	By:	/s/ Gary Wachs
Gary Wachs
Chief Financial Officer