Form 10-K
period 2020-12-31
AppTech Corp.
filed 2021-03-31
CIK 1070050

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

As of June 30, 2020, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $17,922,032 based on the closing price of the registrant’s Common Stock, on June 30,2020, as reported by the OTC Pink Open Market. As of December 31, 2020, the last business day of the registrant’s last completed quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $44,470,000 based on the closing price of the registrant’s Common Stock, on December 31, 2020, as reported by the OTC Pink Open Market. For the purposes of this disclosure, shares of Common Stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 30, 2021, there were 376 holders of record of our common stock, and there were 106,915,500 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2021 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this prospectus identify important factors which you should consider in evaluating our forward-looking statements. These risks include, but are not limited to, the following:

●	uncertainty associated with anticipated launch of our text payment platform and other potential advanced payment solutions we intend to launch in the future;

●	substantial investment and costs associated with new potential revenue streams and their corresponding contractual obligations;

●	dependence on third-party channel and referral partners, who comprise a significant portion of our sales force, for gaining new clients;

●	a slowdown or reduction in our sales in due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

●	uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of the products we offer or intend to offer in the future;

●	dependence on third-party payment processors to facilitate our merchant services capabilities;

●	delay in or failure to obtain regulatory approval of our text payment system or any future products in additional countries;

●	our ability to operate our business while timely making payments pursuant to our loan agreements;

●	our need to raise additional financing to fund daily operations and successfully grow our Company;

●	our ability to retain and recruit appropriate employees, in particular a productive sales force;

●	current and future laws and regulations;

●	general economic uncertainty associated with the COVID-19 pandemic;

●	the adverse effects of COVID-19, and its unpredictable duration, in regions where we have customers, employees and distributors;

●	the adverse effects of COVID-19 on processing volumes resulting from (a) limitations on in-person access to our merchants’ businesses or (b) the unwillingness of customers to visit our merchants’ businesses; and

●	the possibility that the economic impact of COVID-19 will lead to changes in how consumers make purchases that we are unable to monetize.

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

Item 1. Business.

Business Overview

We intend to simplify and streamline digital financial services for corporations, small and midsized enterprises (“SMEs”) and consumers through innovative payment processing, reconciliation and digital banking technologies that complement our core merchant services capabilities. Our company’s merchant services provide financial processing for businesses to accept cashless and/or contact less payments, such as credit cards, ACH, wireless payments, and more. Our patented, exclusively licensed, and proprietary merchant services software offers, or will offer, integrated solutions for friction less digital and mobile payment acceptance including acceptance of alternative payment methods (“APMs”); we are supplementing these capabilities with software that solves for multi-use case, multi-channel, API-driven, account-based issuer processing for card, digital tokens, and payment transfer transactions. Our innovative and scalable business model allows for expansive white-labeling, SaaS, and embedded payment solutions that will drive the digital transformation of financial services and generate diverse revenue streams for our company.

We believe the financial services industry is going through a period of intensive change driven by the advancement of technology, the adaptation to societal changes resulting from COVID-19, and otherwise, and the rapid rise of contactless transactions. End-users are beginning to expect ease of use and an enhanced user experience in all of their daily financial transactions. In this rapidly evolving digital marketplace, merchants have broad and frequently changing requirements for payment processing to meet consumer expectations and operational requirements. Our flexible and configurable financial services platform will enable us to provide solutions that meet each merchant’s current needs while providing scope to solve for their future development plans and opportunities allowing merchants to take advantage of future platform development and new innovative digital financial solutions through clean APIs and our scalable global infrastructure. By taking a holistic view of all aspects of our clients’ business, including risk, volume, user experience, integration capabilities and technical needs, we are able to create optimal and extensible financial technology solutions. Merchants and independent software vendors (“ISVs”) that require integrated financial technology solutions to best serve their customers are looking beyond basic payment acceptance and “lowest price” models. These entities recognize that staying competitive in the digital age requires a partner that provides a platform capable of delivering flexibility and growth while streamline operations to continue increase revenue and profitability. While we offer extremely competitive pricing, we believe the value we create for merchants, SMEs, ISVs and regional banking institutions through our technology, services and consultative approach will create true differentiation from our competitors.

Through exclusive licensing and partnership agreements, we believe we will become leaders in the embedded payment and digital banking sectors by supporting digital, tokenized, multi-channel, embedded API-driven transactions. We will augment this position through the integration of our merchant services and secure text payment solution with extensive digital account-based and multi-channel issuer payment processing capabilities. This will enable us to provide our merchant customers an end-to-end payment acceptance and digital banking solution and will power straight-through processing and embedded payments opportunities in the B2B space.

A key to the company’s success and market penetration relies on the continued development of enterprise-grade, patent protected software for SMS text payments via a mobile device. Our patented technology manages text messaging for processing payments, notification, response, authentication, marketing, advertising, information queries and reports. Our software platform will extend merchants’ marketplace capabilities creating new avenues and channels to request and receive frictionless, digital payments and engage end-users utilizing a familiar, convenient and widely adopted technology.

Once an account is established through a multi-currency digital wallet, internet connectivity or a specific application are not required to process payments between merchants and end-users. These features will be particularly beneficial for the unbanked and under banked individuals in developing and emerging markets where access to the internet on a mobile device and modern banking institutions may not be readily available.

We believe our technologies will greatly increase the adoption of mobile payments and alternate banking solutions in a sector that appears to have little alternative but to adapt and migrate towards new technologies that facilitate convenient and safe contactless payments. To survive and succeed in this environment, businesses may need to adopt new technologies to engage, communicate and process payments with their customers. We believe that, by embracing technological advancement in the payment and banking industries, we are aligned in the precise direction that our current and prospective customer base is trending towards. We intend for our current and future products to be at the forefront in providing solutions that enable and facilitate these anticipated changes.

We are also expanding upon our financial technology foundation into the telehealth and remote patient monitoring sectors in response to cultural shifts and new healthcare demands of society. We have identified a need for the integration of payment acceptance technologies into the burgeoning telehealth sector. We believe this sector’s focus to date has been on providing health-related telecommunications but the way in which fees and payments for these services are requested and accepted is being overlooked. We intend to fill this identified shortfall by developing technologies and payment-related services to aid companies providing telehealth solutions. Through a strategic partnership, we plan to help bring to market personal emergency response and remote patient monitoring services and equipment to help ensure the safety of the elderly and injured or sick patients while providing peace of mind to family members, care givers and retirement communities. These solutions increase patients’ access to comprehensive care options and allow medical teams to intervene in a timely manner to avoid more serious health concerns. By providing financial and administrative services we will have the opportunity to receive substantial revenue share from recurring revenue billed through Medicare with the potential for substantial growth and substantial profit margins.

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

Industry Overview

The financial technology and payment processing industries are an integral part of today’s worldwide financial structure. The electronic payments industry is massive, with growth fueled by powerful long-term trends that continue to increase the acceptance and use of electronic payments compared to paper-based payments. According to The Nilson Report, purchase volume on credit, debit and prepaid cards in the United States was approximately $6.1 trillion in 2018 and is estimated to reach nearly $10.4 trillion by 2027, a compound annual growth rate, or CAGR, of 6.1%.

The payment processing industry continues to evolve rapidly, based on the application of new technology and changing customer needs. Changes in technology have allowed for new payment methods, such as mobile and contactless payments, and merchants increasingly need new methods of interacting with their customers, deliver a frictionless experience and to ensure loyalty and repeat business. As consumers continue to integrate mobile devices into their lives, there will be increased demand to conduct business on these devices. According to Businesswire, the global mobile payment market was valued at $1,449.56 billion in 2020 and is expected to reach over $5,399.6 billion in 2026 with growth at a CAGR of 24.5% over the forecast period (2021 - 2026).

GSMA Intelligence reported in 2019 that globally, there are more than 9.2 billion mobile connections and 5.1 billion mobile subscribers with text messaging capabilities. Statista asserted that just over 3.9 billion of these devices have access to mobile internet.

The pandemic environment of 2020 added fuel to the fire and accelerated these trends in a way no one could have predicted. An Accenture study found that a total of 2.7 trillion transactions worth $48 trillion shifted from cash to other forms of payments, representing a $300 billion opportunity for payment providers. The pandemic also narrowed the generational gap between digital payment preferences, with nearly two thirds (64%) of consumers saying they used contactless cards during the pandemic.

Telehealth uses information and communication technology to overcome distance barriers and improve access to healthcare. According to Fortune Business Insights, the global telehealth market size was valued at $61.40 billion in 2019 and is projected to reach $559.52 billion by 2027, exhibiting a CAGR of 25.2% during the forecast period. Reports and Data reported the remote patient monitoring market is forecast to reach $2.14 billion by 2027 with a CAGR of 14.1%.

Our Competitive Strengths

We believe our adaptable technology and holistic product offering differentiate us from our competitors. Our products, many of which could be launched in a matter of months, help to eliminate much of our sector’s reliance on legacy payment rails and financial systems. Management believes by not being restricted by antiquated foundational technology the applicability and frictionless nature of our products will offer an immediate impact on the digital financial services industry. Further, while technologically advanced, the products will be comfortable to end-users allowing for a seamless adoption.

The patent protection to some of our products is uncommon within the fintech industry. This protection prevents competitors from trying to replicate our products in order to carve away at our anticipated market share. Therefore, backing our text payment and lead generation products with patents strengthens the viability of such products by limiting direct competition.

Our patent protected text payment system’s anticipated capabilities also set us apart. By creating a product that permits mobile payments without the need for a data plan, internet or an application, we will have the unique ability to extend our customer base to target unbanked and underbanked individuals primarily in developing or emerging markets. Integrating consumers that are not traditionally included in the payment space will allow us to have a larger potential market than many of our competitors.

The features and capabilities of products we intend to bring to market allow for agile transaction processing which supports API-driven, multi-channel and secure products. The ability for such products to be embedded into other technologies while supporting multi-currency transactions set our anticipated suite of products apart from many large, established fintech companies.

Our Growth Strategy

We intend to grow through leveraging our existing IP, developing with strategic partner relationships that uniquely complements our core businesses and through selective acquisitions. From traditional merchant accounts to customizable inbound and outbound payment solutions, we intend to modernize and enhance the payment processing and digital banking capabilities for businesses throughout the world. Our business objective is to generate revenue based on licensing fees, synergistic product lines, processing fees, SaaS distribution and continual advancement of our IP portfolio.

Our target market is SMEs seeking to broaden their distribution through the addition of digital payment channels and SMBs looking to create competitive advantage by reducing integration complexity and streamlining their payment processing services. We also intend to target financial institutions looking to maintain their ability to compete by digitizing their financial services offerings to meet market demand, enhance their customer’s user experience through the development of innovative and user centric multi-channel, multi-currency, digital financial products. We intend to utilize a white-label SaaS delivery model, which will allow for service fees, revenue sharing and back-end processing fees. Further, by offering SMEs a full array of lead generation services, merchant services processing and digital banking technologies, we will allow them to better interact with their customers and provide additional, dynamic means of processing both inbound and outbound payments. SMEs generally lack the resources of large enterprises to invest heavily in technology. As a result, they are more dependent on service providers, such as us, to handle critical functions including payment acceptance and other support services and are likely to be early adopters of new services that will further increase their efficiency and drive growth.

Businesses’ financial technology needs are increasingly complex. As electronic and mobile commerce continues to grow, businesses have no alternative but to use technology to better reach their customers. We believe that delivering novel, adaptive, scalable and operationally efficient products that meet their financial services needs will result in rapid market penetration for our anticipated products launches.

While leveraging new technology is vital to our growth plan, it is equally important that the technology is relevant and seamlessly fits into and benefits our end-user’s everyday life. Consumers are sometimes reluctant to alter their typical routines, especially when it relates to financial services. The anticipated launch of our text payment system and broader digital banking and payments solutions will meet both these needs. We will offer payment acceptance technologies that do not rely on legacy payment rails while allowing the end-user to transact frictionless and secure payments with the comfort of text messaging. Once properly developed and rolled out, we anticipate rapid adoption.

We seek to grow our business by pursuing the following strategies:

●	Increasing our customer base by offering unique and compelling, patent protected technology solutions;

●	Driving growth in our merchant services business through new and flexible technologies, including our secure text payment system, that will enable our customers to adapt to a rapidly changing marketplace;

●	Rolling-out our API-driven, account-based, issuer processing solution for card, digital token, and payment transfer transactions that will enable us to target multi-currency and multi-channel digital banking and embedded B2B payment opportunities;

●	Engaging end-users via lead generation and text marketing services to enable businesses to better communicate with their customers and integrate our full suite of products;

●	Maintaining technological leadership by continuing to innovate and improve our scalable, extensible, cloud-based technology;

●	Pursuing strategic acquisitions, investments or partnerships to complement and bolster our suite of fintech products;

●	Creating cross-selling synergies through white-labeling or SaaS distribution enabling us to provide a holistic suite of products and services to merchants, banking institutions and SMEs;

●	Utilizing a scalable business model to eliminate certain barriers to rapid growth; and

●	Expanding into the telehealth sector by offering advanced remote patient monitoring technologies.

Vital to our future success is the market penetration of our current and future products. Our market penetration strategy includes four elements: (1) royalty-free licenses; (2) engaging close industry contacts; (3) utilizing potential market share shifting IP; and (4) illustrating the need for our fintech products amongst our target industry segments.

To gain a market share, we plan to initially offer royalty-free licenses for our text messaging and complimentary payment solutions in exchange for processing the related payments. By incentivizing potential clients with free access to advanced, patented technology, we will give clients the ability to bolster and enhance their fintech capabilities, while creating revenue streams for our full suite of products.

With years of fintech experience, management believes we can leverage our industry contacts and past clients in order to gain valuable contracts with businesses. Engaging individuals with the ability to integrate our products may prove invaluable. Further, through our channel partnerships, we have an expansive network of potential clients to integrate our technology into their payment processing solutions.

Management believes there are substantial opportunities in emerging and developing markets for our anticipated products. Our mobile payment and digital banking solutions offer innovative avenues to unbanked and underbanked communities to transact and provide remittances. Further, since internet connectivity is not required for our text payment solution, individuals with limited internet access will still be able transact. These two factors have the ability to open our products to markets with immense growth potential.

Companies are regularly attempting to identify ways to stay in contact with their customers and create new payment channels. Our products do precisely this. When customers sign up for our secure text payment system, clients will have the ability to integrate a text messaging waiver into the registration process. This allows for clients to have fresh, opted-in contact information which can be paired with our text messaging services for notification, response, authentication, marketing, advertising, information queries and reports. It is our intent to market these identifiable benefits to companies in order to illustrate the advantages of partnering with us. Specific industries that could utilize our secure text payment system are pharmacies, collection agencies, charitable and religious organizations, utility companies, property management companies and any business that relies upon recurring business or subscription management services.

Our partnership with NEC Payments’ internationally experienced and proven team of subject matter experts will enable our management to focus resources on delivering growth using the strategies described above. We will do this with full confidence that the business is being powered by innovative technology IP running on robust, secure and scalable highly-available cloud infrastructure.

Management believes our partnership with Silver Alert Services, LLC will be the initial foothold for our expansion in the telehealth sector. Our strategic partnership providing financial services in support of their remote patient monitoring devices has the opportunity to create substantial revenue. However, with the emergence of new telehealth platforms and the rapid shift towards e-visits, many of which require a private payer model, we believe our payment acceptance technology, specifically our embedded capabilities will have widespread application in the sector.

Our Products and Services

Merchant Services

Our core historical business is merchant transaction services. We create revenue by processing payments for credit and debit cards via POS (point of sale) equipment, e-commerce gateways, periodic ACH (automatic clearing house) payments and gift & loyalty programs. We currently support over 100 merchants representing dozens of market verticals in managing their financial transactions.

Each merchant has unique needs for payment processing. As a result, we have a variety of processing partners to meet each merchant’s requirements. In addition to these needs, we take into consideration certain aspects of each business in choosing the optimal processing partner including risk, volume, customer service, integration capabilities, product features and profitability.

Our processing partners include Total Systems Services (“TSYS”)/Global Payments., JetPay an NCR Payment Solutions Company, Harbortouch Payments a Shift4 Company, Cynergy Data/Priority Payments Systems Group, Novera/WorldPay and High Risk Holdings, LLC, with each providing products and services that meet each of our merchants’ needs. Currently, our partners manage our backend payment processing needs in addition to managing risk and compliance on our behalf. Through the implementation of our proprietary payment processing protocols as we grow our customer base, we will manage the risk and compliance ourselves, which will increase our margins on each transaction processed.

Using our proprietary software, together with our partnerships, we are able to offer our merchants payment integration APIs including data encryption, payment tokenization and issuing banking authorization, and the creation of white-label, merchant-specific mobile applications. As we move forward with our secure text payment system and other products, we intend to enter new partnership agreements to align with our plans to integrate advanced processing capabilities, permitting the global expansion of our financial services technologies.

Text Payment System

We are developing a comprehensive and broad mobile payment platform which, once an account is established, relies solely on SMS text messaging. By integrating our payment processing with text messaging and a digital wallet, we intend to offer the mobile payment industry’s first and only patent protected text payment system. The integration of direct, reliable, instant, and familiar text messaging with secure payments is how we believe we bridge the gap between fintech and mobile wireless systems.

Anticipated features of our secure mobile payments include:

●	Utilization of standard SMS (Short Message Services) text messaging;

●	A payment platform that does not require mobile internet, a data plan or a mobile application;

●	A secure text payment protocol that can be used on all traditional and smart cellular phones on all major global carriers without any additions or modifications to the mobile user wireless plan; and

●	Simple authentication of the end-user.

We intend for our secure text payment system to offer a simple, three-step SMS text process utilizing a digital wallet, necessary to verify payee and payor identification, account numbers and fund availability for pre-registered users. Payment may be engaged by the mobile user messaging a set of keywords to an established short code managed by us, or a merchant can contact an opted-in mobile user inquiring whether they desire to make a payment. The registered user will authorize the amount and company in which they intend to remit payment.

Within the text payment platform there are three distinct services that are used. These include: (1) our patented text messaging platform, (2) a digital wallet and (3) payment processing. Depending on the needs of the merchant, we may provide all three services or only license our text messaging platform to a business that utilizes their own/third-party digital wallet and alternate payment processors. Through licensing agreements, we possess modern application programming interfaces (APIs) to allow licensees to develop their own, white-labeled software applications. This flexible approach allows for an opportunity for greater market penetration.

Our text payment system will be used by businesses seeking to maintain contact with customers and find new ways to receive payments. A utility company could contact a customer via text message informing them their bill is due, then ask if they would like to pay their bill via text message. A church could contact their parishioners asking to contribute their weekly tithe and companies can create simplistic ways to update, inform and process transactions with brand loyalists.

Our text payment system is still in development. Continued development including integration, testing and certification are still needed in order to be marketable. Management currently believes the text payment system will be launched in third quarter of 2021.

We believe this simple payment process has widespread application and potential for widespread adoption by mobile users because it utilizes a technology many end users are comfortable with and use daily. The process is quick and user-friendly allowing businesses to simply expand their payment receiving capabilities. Management believes no other product exists that provides verification of accounts and funds, authentication of user identity, and the authorization of payment processing in the same fashion as our anticipated product.

The following is a visual depiction of the text payment system:

Digital Banking Platform, BaaS& Embedded Payments

AppTech’s white-label, digital banking technology platform with payment capabilities will equip financial institutions (FIs), technology providers and brands with a digital “bank-in-a-box” – also referred to as our Banking-as-a-Service (BaaS) (“Platform”). Furthermore, our Platform will enable multi-channel, multi-currency, pure digital financial services products unlike any other providers in the world. It incorporates a “plug-and-play” capability to enact deep integration with payment gateways and POS merchant services to form an end-to-end payment acceptance and digital banking solution. In detail, we intend the Platform to enable innovative and disruptive digital distribution products including:

●	Neo-Banking for Consumers and SMEs;
●	B2B and Consumer Virtual Payments (VCNs);
●	Multi-Currency Money Management and P2P Money Transfer;
●	Payroll, Expenses Management and B2C and G2C disbursements;
●	Treasury Management;
●	Gift, Incentive and Reward programs for retail, wholesale and employee benefits;
●	Any other product that requires a prepaid or credit balance to be held and transacted upon.

Other attributes to our Platform will include:

●	Patented Technology including a Text-to-Pay patent that enables B2B, B2C and P2P payments via SMS. Combined with 4 mobile-to-computer messaging and lead generation patents, we can enable FIs, technology companies and businesses to unlock innovative customer experiences.
●	Personalization is also at the core of our BaaS. Through marketing automation capabilities, our BaaS provides an industry first online-to-offline customer attribution capability. Licensees of our BaaS will be able to link their customer’s online behavior to their buying preferences in real-time in order to personalize the selling and buying experience.
●	Automation is delivered as a part of our BaaS and through our APIs that unlock automated financial transactions and customer experiences. For example, like Acorns and other automated financial wellness apps, our BaaS can easily be leveraged to create similar money saving experiences like round ups, i.e., rounding to the nearest dollar and depositing the difference between the purchase price and round-up into a digital bank account.
●	Integration is central to our digital banking platform and BaaS. As such, AppTech offers developers and enterprises an open platform with flexible Rest APIs to build new payment and financial transaction features in SaaS and cloud apps.
●	Embedded Payments are delivered as a configurable SaaS for scalability and to meet ever-evolving business goals and customer experiences.

Lead Generation

The lead generation industry has relied on thousands of “cold calls” that are rarely answered. According to the Mobile Marketing Association, the only wireless technology that is opened up 98% of the time is SMS text message. As a supplement to our merchant services business, we offer a patent protected SMS text messaging lead generation service for advertising, marketing and alerting our merchants’ customers directly.

Using the merchant’s own opted-in mobile number database, our lead generation service can regularly offer the merchants’ customers with the merchant’s latest in the products and services, promotions, discounts, appointment scheduling. Additionally, it can provide payment reminders, which can then be purchased via our text payments solution should merchants choose to utilize this service. Soliciting consumers requires added incentive and, as a solution, we plan on integrating a reward program. Management believes this will increase our merchant customers’ revenues and increase our customer base.

Our lead generation platform utilizes our patented text messaging capabilities to deliver text marketing services. Further, merchants and business will able to utilize data captured through the transaction which may be offered back to the merchant to leverage marketing trends.

By offering merchants our lead generation services, it provides an opportunity for cross-selling our text payment system. For example, a pharmacy using our services to inform their consumer that their prescription is filled can then send a follow-up text asking if the consumer is interested in paying for the prescription via our text payment. Management believes this cross-selling synergy has the ability to increase revenues for all the services we offer.

Our digital text messaging for marketing, advertising, information queries and alert notifications has extensive applications across numerous industries. Our past, present, and future clients will have direct access to their end user customers offering them targeted information and new services. Just as important, our technology is scalable, easily allowing us to meet the needs of our growing customer base.

The following is a visual representation of our lead generation system:

Our Intellectual Property

Our intellectual property is an important component to our business. Our strategy is to continue to build on our existing patent base and further develop additional patents and intellectual property as we grow our business domestically and internationally. Our management believes developing patent-based software products, integrating new technologies and creating intellectual property will significantly contribute to our performance. We also believe we will be able to leverage our existing patents to cross-license with other, leading, innovative patented technology partners.

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

8,369,828	8,315,184	8,572,166	8,073,895

Mobile-to-Mobile Payment System and Method	Computer-to-Mobile Two-Way Chat System and Method	System and Method for Delivering Web Content to a Mobile Device	System and Method for Delivering Web Content to a Mobile Device
SMS chat on a computer short or long codes, chat on circuit & packet switch networks, chat on paging channels.	Receiving, displaying, linking web content via URL from application delivered via SMS short code to at least one mobile.	Receiving, displaying, linking web content via URL from application delivered via SMS short code to at least one mobile.	Embedding of a URL in a text message from a pop- up screen.

Expiration Date:	Expiration Date:	Expiration Date:	Expiration Date:
11-12-2029	11-14-2030	09-28-2024	02-26-2027

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

Association and Network Rules. While not legal or governmental regulation, we are subject to the network rules of Visa, MasterCard and other payment networks. In order to provide processing services, we are registered with Visa and/or MasterCard as a service provider for member institutions. As a processor level member of numerous networks, we are also subject to various network rules in connection with processing services and other services we provide. As such, we are subject to applicable card association, networks and national scheme rules that could subject us to fines or penalties. The payment networks routinely update and modify their requirements. Under these rules, we may potentially receive notices of non-compliance and fines, which might be related to excessive charge backs by a merchant or data security failures. Our failure to comply with the networks’ requirements or to pay the fines they impose could cause the termination of our registration and require us to stop providing payment services.

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

Employees

As of the date of this annual report, we have three full-time employees and seven consultants. In addition to our employees, we utilize various consultants and contractors for other services on an as-needed basis.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters is located at 5876 Owens Avenue, Suite 100, Carlsbad, Ca 92008, consisting of approximately 3000 square feet of office space. Our lease on this facility expires in February 2025. We anticipate that following the expiration of the lease, during the term of the current lease, depending on various factors, we will be able to lease or purchase additional or alternative space at commercially reasonable terms.

Item 3. Legal Proceedings

In November 2017, two shareholders of AppTech, filed another lawsuit against us in the State of California. The lawsuit has been transferred to the United States District Court for the Southern District of California. We filed an answer, affirmative defenses and counter claims. Management believes that the Plaintiff misrepresented and mislead us during our merger with Transcendent One, Inc. The court has encouraged the parties to settle. Even though the Company believes the lawsuit is without merit and will vigorously defend, the Company has made several offers to settle. On December 19, 2019, the Company entered into a settlement and release agreement. The Company has recorded the liability as of December 31, 2019 for the total obligation of $240,000 to be paid out over three years beginning February 15, 2020. On January 24, 2021, the parties entered a stipulation modifying the repayment schedule of the settlement. We are current on the modified repayment schedule.

In September 2018, a complaint was filed in San Diego superior court for a breach of contract arising from a written agreement for the purchase of a judgment to which AppTech was not a party. The purchase of the judgment was part of the transaction to acquire the patents. AppTech substantially performed under the agreement but the second agreement to extend the final payment was executed under alleged duress. On October 26, 2018, the Company filed an answer that denied each and every purported allegation and cause of action and further denied that they caused any damage or loss. On December 3, 2019, the Company entered into a conditional settlement providing the terms of the conditional settlement have been completed by October 1, 2020. The conditional settlement amount of $150,000 was paid in monthly installments of $15,000. The settlement installments paid for the year ended December 31, 2020 was $135,000. On December 30, 2020,full payment was made in accordance with a modified settlement payment schedule.

In July of 2020, an owner and corporation having a business opportunity filed a lawsuit in the State of California alleging a breach of contract, intentional misrepresentation, fraudulent inducement of contract, negligent misrepresentation and unjust enrichment relating to a non-binding memorandum of understanding (“MOU”) between the parties and its associated circumstances in 2016. Process was served on January 8, 2021. The Plaintiffs filed an amended complaint on March 15, 2021. Management believes the agreement was non-binding, the statute of limitation has expired and the allegations have no merit. We intend to file an answer, affirmative defenses and counter claims in the near future. We currently own a judgment against the owner and corporation in the amount of $516,932.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been registered with the SEC since 1999 and trading since 2010. It is currently listed on the OTC Pink Open Market under the symbol “APCX”.

Stockholder Data

As of March 30, 2021, there were 376 holders of record of our common stock, and there were 106,915,500 shares of our common stock issued and outstanding.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception. We do not plan to pay dividends in the foreseeable future. We currently intend to retain earnings, if any, to finance our growth. Consequently, stockholders will need to sell shares of our common stock to realize a return on their investment, if any.

Equity Compensation Plan

For information regarding securities authorized under the equity compensation plan, see Item 12.

Recent Sales of Unregistered Securities

During 2021 year-to-date, 140,000 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $258,400 and 200,000 shares of common stock were issued in connection with the purchase of a judgment valued at $829,200. During 2021 year-to-date, we assigned our rights to stock repurchase option agreements to third parties resulting in net proceeds of $1,972,750.

During the year ended December 31, 2020, 4,012,000 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $2,631,899. During the year ended December 31, 2020, we assigned our rights to stock repurchase option agreements to third parties resulting in net proceeds of $274,614. During the year ended December 31, 2020, 145,832 shares of common stock options vested for the members of the Board of Directors valued at $81,958. Additionally, during the year ended December 31, 2020, 350,000 shares of common stock were issued to members of the Board of Directors valued at $196,700 for which vest quarterly over the period of approximately one year.

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

Executive Overview

We intend to simplify and streamline digital financial services for corporations, small and midsized enterprises (“SMEs”) and consumers through innovative payment processing and digital banking technologies that complement our core merchant services capabilities. Our company’s merchant services provide financial processing for businesses to accept cashless and/or contactless payments, such as credit cards, ACH, wireless payments, and more. Our patented, exclusively licensed and/or proprietary merchant services software offers or will offer integrated solutions for frictionless digital and mobile payment acceptance; we are supplementing these capabilities with software that solves for multi-use case, multi-channel, API-driven, account-based issuer processing for card, digital tokens, and payment transfer transactions.

Our Revenue and Expenses

Revenues

We derive our revenues by providing financial processing services to businesses.

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

Our payment volume for the years ended December 31, 2020 and 2019 was $99,673,038 and $103,389,512, respectively. This represents a period-to-period growth rate of minus 4%. Payment volume reflects the addition of new clients and the same client payment volume from existing clients, offset by client attrition during the period.

Our merchant payment volume attrition for the years ended December 31, 2020 and 2019 was $1,141,661 and $1,409,757 (1.37%), respectively. This represents a period-to-period attrition decrease of 19%.

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

We have one merchant customer, American Residential Warranty Services, that represented approximately 36% of our total revenues in the year ended December 31, 2020 and approximately 39% of our total revenues in the year ended December 31, 2019. The terms of our agreement with this entity are industry standard for ACH processing for similar merchants. We have a 5-year contract, beginning April 24, 2020, with this customer, and the loss of their business would have a material adverse effect on our business.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for years ended December 31, 2020 and 2019, respectively. We have derived this data from our annual consolidated financial statements included elsewhere in this registration statement.

Year Ended December 31, 2020

Compared to Year Ended December 31, 2019

The following table presents our historical results of operations for the periods indicated:

	Year ended December 31		Change
(in thousands)	2020	2019	Amount	%

Revenue	$329.5	$256.1	$73.4	29%

Cost of revenue	140.4	101.6	38.8	38%
Gross profit	189.1	154.5	34.6	22%

Operating expenses
General and administrative	3,749.5	1,020.9	2,728.6	267%
Research and development	49.2	82.0	(32.8)	(40%)
Total operating expenses	3,798.7	1,102.9	2,695.8	244%

Income (loss) from operations	(3609.6)	(948.4)	(2,661.2)	281%

Other (income) expenses
Other (income) expenses	(82.5)	106.0	(188.5)	78%
Interest expense, net	342.3	288.8	53.5	19%
Day one derivative loss	389.7	—	389.7	100%
Change in fair value of Derivative Liability	(71.8)	—	(71.8)	100%
Total other expenses	577.7	394.8	182.9	46%

Income (loss) before income taxes	(4,187.3)	(1,343.2)	(2,844.1)	212%

Provision for income taxes	—	—	—	—

Net income (loss)	$(4,187.3)	$(1,343.2)	$(2,844.1)	212%

Revenue

Revenue increased to $329,500 from $256,138, or 29%, for the year ended December 31, 2020 from the year ended December 31, 2019. This increase was principally driven by significant reduction in processing fees from the processors.

Cost of Revenue

Cost of revenue increased to $140,372 from $101,638, or 38%, for the year ended December 31, 2020 from the year ended December 31, 2019. This increase was driven primarily by a significant increase in revenue.

General and Administrative Expenses

General and administrative expenses increased to $3,749,456 from $1,020,869, or 267%, for the year ended December 31, 2020 from the year ended December 31, 2019. This increase was primarily driven by the increase of some one-time stock compensation expense from significant consulting agreements.

Research and Development Expenses

Research and development expenses decreased to $49,250 from $82,057, or 40%, for the year ended December 31, 2020 from the year ended December 31, 2019. This decrease was primarily due to the decrease in development costs resulting from service agreements related to the development of our software platforms.

Interest Expense, net

Interest expense, net increased to $342,321 from $288,784, or 19%, for the year ended December 31, 2020 from the year ended December 31, 2019. This increase was primarily driven by the addition of one-time interest charges for the amortization of the debt discount, day one derivative loss on a security purchase agreement.

Day One Derivative Loss

Day one derivative loss increased to $389,712 from $0 or 100% for the year ended December 31, 2020 from the year ended December 31, 2019. This increase was primarily driven by the addition of a new convertible note agreement.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability increased to $71,764 from $0 or 100% for the year ended December 31, 2020 from the year ended December 31, 2019. This increase was primarily driven by the addition of a new convertible note agreement.

Liquidity and Capital Resources

While the company is continuing operations and generating revenues, the company’s cash position is not significant enough to support the company’s daily operations. To the extent that additional funds are necessary to finance operations and meet our long-term liquidity needs as we continue to execute our strategy, we anticipate that they can be obtained through additional indebtedness, equity or debt issuances or both. Using currently available capital resources, management believes we can conduct planned operations for six months. Further, management believes we need to raise $1.5 million to remain in business for the next 12 months.

Since we derive our revenues principally from processing of purchases from our merchant services clients, a downturn in economic activity, such as that associated with the current corona virus pandemic could reduce the volume of purchases we process, and thus our revenues. In addition, such a downturn could cause our merchant customers to cease operations permanently decreasing our payment processing unless new customers were found. We may also face additional difficulty in raising capital during an economic downturn.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.

Year Ended December 31, 2020 and 2019

	Year Ended December 31,
	2020	2019

Net cash used in operating activities	$(591,386)	$(760,544)
Net cash provided by (used) in investing activities	$5,911	$(25,000)
Net cash provided by financing activities	$618,813	$808,319

Cash Flow from Operating Activities

Net cash used in operating activities decreased by $169,158 for the year ended December 31, 2020 from the year ended December 31, 2019. This decrease was principally driven by the reduction of a one-time settlement fee.

Cash Flow from Investing Activities

Net cash provided by investing activities increased by $30,911 for the year ended December 31, 2020 from the year ended December 31, 2019. This increase was principally driven by the refund of a deposit placed in escrow.

Cash Flow from Financing Activities

Net cash provided by financing activities decreased by $189,506 for the year ended December 31, 2020 from the year ended December 31, 2019. This decrease was principally driven by decreased proceeds from assigning our rights to stock repurchase option agreements to a third parties.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of December 31, 2020, there have been no significant changes to our critical accounting estimates, except as described in Note 2 to our consolidated financial statements. Further, as of December 31, 2020, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

During the year ended December 31, 2020, 4,012,000 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $2,631,899.

During the year ended December 31, 2020, 145,832 shares of common stock were issued to the board of director. The shares were earned over the term of the director. The Company valued the stock issuance, earned as of December 31, 2020, at $81,958.

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

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our executive officers will be presented under the caption “Executive Officers” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2020 (the 2021 Proxy Statement) and is incorporated herein by reference.

The information required by this item regarding our compliance with Section 16 of the Exchange Act of 1934, as amended, will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our 2021 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee will be presented under the caption “Corporate Governance - Board Committee - Audit Committee” in our 2021 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our code of ethics will be presented under the caption “Corporate Governance - Code of Business Conduct” in our 2021 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be presented under the caption “Executive Compensation” in our 2021 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director compensation will be presented under the caption “Corporate Governance - Director Compensation” in our 2021 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our compensation committee will be presented under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our 2021 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership and certain beneficial owners and management will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2021 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan

The following table provides information, as of March 30, 2021, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under existing or future awards under our 2020 Equity Incentive Plan (“2020 Plan”). The 2020 Plan was approved by our Board of Directors and ratified by our shareholders at our 2020 Annual Shareholder Meeting on July 28, 2020.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))

Equity compensation plans approved by security holders	585,500	$0.37 (1)	3,351,500
Equity compensation plans not approved by security holders	—	—	—
Total	585,500	$—	3,351,500

(1)	The weighted-average exercise price does not take into account restricted stock units, which do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related persons transactions will be presented under the caption “Certain Relationships and Related Persons Transactions” in our 2021 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director independence will be presented under the caption “Corporate Governance - Independent Directors” in our 2021 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item regarding aggregate fees billed to us by our independent registered public accounting firm’s fees will be presented in our 2021 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee’s pre-approval policies and procedures will be presented in our 2021 Proxy Statement and is incorporated herein by reference.

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

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

Item 16. Form 10-K Summary

Not applicable.

 APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of AppTech Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AppTech Corp. and subsidiaries (collectively the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ deficit, and cash flows, for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ dbbmckennon
We have served as the Company’s auditor since 2014.
San Diego, California
March 31, 2021

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash	$57,497	$24,159
Accounts receivable	40,635	29,836
Prepaid rent	6,696	—
Deposit escrow	—	25,000
Security deposit	—	5,948
Total current assets	104,828	84,943

Note receivable	17,500	—
Right of use asset	249,825	—
Security deposit	7,536	—
TOTAL ASSETS	$379,689	$84,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$1,635,384	$1,707,878
Accrued liabilities	2,632,334	2,334,480
Right of use liability	52,161	—
Stock repurchase liability	430,000	430,000
Loans payable related parties	34,400	93,401
Convertible notes payable, net of $280,174 debt discount	639,826	620,000
Convertible notes payable related parties	372,000	372,000
Notes payable	1,104,981	1,104,081
Notes payable related parties	708,493	708,493
Derivative liabilities	597,948	—
Total current liabilities	8,207,527	7,370,333

Long-term liabilities
Accounts payable	75,000	160,000
Right of use liability	224,492	—
Notes payable	67,400	—
Total long-term liabilities	366,892	160,000

TOTAL LIABILITIES	8,574,419	7,530,333

Commitments and contingencies (Note 9)

Stockholders’ deficit
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 88,511,657 and 84,153,825 issued and outstanding at December 31, 2020 and 2019, respectively	88,512	84,154
Additional paid-in capital	36,664,488	33,230,869
Accumulated deficit	(44,947,730)	(40,760,413)
Total stockholders’ deficit	(8,194,730)	(7,445,390)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$379,689	$84,943

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	December 31,	December 31,
	2020	2019

Revenues	$329,500	$256,138

Cost of revenues	140,372	101,638

Gross profit	189,128	154,500

Operating expenses:
General and administrative, including stock based compensation of $2,713,857 and $91,414, respectively	3,749,456	1,020,869
Research and development	49,250	82,057

Total operating expenses	3,798,706	1,102,926

Loss from operations	(3,609,578)	(948,426)

Other income (expenses)
Sale of domain	72,500	—
Forgiveness of debt	9,000	—
Interest expense	(342,321)	(288,784)
Day one derivative loss	(389,712)	—
Change in fair value of derivative liability	71,764	—
Other income (expenses)	1,030	(106,000)

Total other expenses	(577,739)	(394,784)

Loss before provision for income taxes	(4,187,317)	(1,343,210)

Provision for income taxes	—	—

Net loss	$(4,187,317)	$(1,343,210)

Basic and diluted net loss per common share	$(0.05)	$(0.02)
Weighted-average number of shares used basic and diluted per share amounts	86,520,231	84,473,862

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	Series A				Additional
	Preferred		Common Stock		Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Deficit

Balance December 31, 2018	14	$—	86,797,132	$86,797	$32,284,735	$(39,417,203)	$(7,045,671)
Net loss	—	—	—	—	—	(1,343,210)	(1,343,210)
Imputed interest	—	—	—	—	13,800	—	13,800
Common stock issued for rent	—	—	40,000	40	18,360	—	18,400
Common stock issued for subscriptions	—	—	275,000	275	68,475	—	68,750
Common stock issued for merchant equity program	—	—	37,193	37	14,840	—	14,877
Common stock issued for services	—	—	454,500	455	90,959	—	91,414
Common stock cancelled	—	—	(3,450,000)	(3,450)	3,450	—	—
Proceeds from sale of repurchase option	—	—	—	—	736,250	—	736,250
Balance December 31, 2019	14	$—	84,153,825	$84,154	$33,230,869	$(40,760,413)	$(7,445,390)

Net loss	—	—	—	—	—	(4,187,317)	(4,187,317)
Imputed interest	—	—	—	—	13,800	—	13,800
Issuance of stock options for board of directors	—	—	—	—	29,265	—	29,265
Issuance of stock options for services	—	—	—	—	351,441	—	351,441
Common stock issued for board of directors	—	—	145,832	146	81,812	—	81,958
Common stock issued for services	—	—	4,012,000	4,012	2,627,887	—	2,631,899
Proceeds from exercise of options	—	—	200,000	200	54,800	—	55,000
Proceeds from sale of repurchase option	—	—	—	—	274,614	—	274,614
Balance December 31, 2020	14	$—	88,511,657	$88,512	$36,664,488	$(44,947,730)	$(8,194,730)

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,187,317)	$(1,343,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board of directors	29,265	—
Issuance of stock options for services	53,497	—
Stock issued for board of directors	81,958	—
Stock issued for services	2,479,399	91,414
Stock issued for rent	—	18,400
Issuance of warrants for services	297,944	—
Imputed interest on notes payable	13,800	13,800
Day one derivative loss	389,712	—
Amortization of debt discount	19,826	—
Change in fair value of derivative liabilities	(71,764)	—
Depreciation and amortization	—	65
Changes in operating assets and liabilities:
Accounts receivable	(10,799)	(6,034)
Prepaid rent	(6,696)	—
Accounts payable	(4,893)	310,473
Accrued liabilities	297,854	154,548
Right of use asset and liability	26,828	—
Net cash used in operating activities	(591,386)	(760,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit escrow	25,000	(25,000)
Note receivable	(17,500)	—
Security deposit	(1,589)	—
Net cash provided by (used in) investing activities	5,911	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds on loans payable - related parties	750	39,319
Payments on loans payable - related parties	(59,751)	—
Proceeds on convertible note payable	280,000	—
Proceeds on note payable	68,200	—
Payments on notes payable	—	(36,000)
Proceeds from sale of repurchase option	274,614	736,250
Proceeds from exercise of options	55,000	—
Proceeds from sale of common stock	—	68,750
Net cash provided by financing activities	618,813	808,319

Changes in cash and cash equivalents	33,338	22,775
Cash and cash equivalents, beginning of year	24,159	1,384
Cash and cash equivalents, end of year	$57,497	$24,159

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$5,805
Cash paid for income taxes	$—	$7,057

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of accounts payable	$152,500	$—
Common stock issued for merchant equity liability	$—	$14,877

See accompanying notes to the consolidated financial statements.

APPTECH CORP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AppTech Corp. (“AppTech” or the “Company”) is a Wyoming Corporation incorporated on July 2, 1998.

AppTech Corp. is a FinTech company providing electronic payment processing technologies and merchant services..These technologies allow businesses to accept cashless and/or contactless payments, such as credit cards, ACH, wireless payments, and more. Their patented, exclusively licensed and/or proprietary merchant services software offers or will offer integrated solutions for frictionless digital and mobile payment acceptance; AppTech is supplementing these capabilities with software that solves for multi-use case, multi-channel, API-driven, account-based issuer processing for card, digital tokens, and payment transfer transactions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Also see Note 3.

Principles of Consolidation

The Company’s accounts include financials of the Company and its wholly owned subsidiaries, Transcendent One, Inc. and TransTech One, LLC. All significant inter-company transactions have been eliminated in consolidation. The operations of Transcendent One, Inc. and TransTech One, LLC are insignificant, and the Company dissolved the subsidiaries on October 8, 2019.

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

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. The Company currently uses five financial institutions to service their merchants for which represented 100% of accounts receivable as of December 31, 2020 and 2019. The loss of one of these financial institutions would not have a significant impact on the Company’s operations as there are additional financial institutions available to the Company. For the years ended December 31, 2020 and 2019, the one merchant (customer) represented approximately 36% and 39% of the total revenues, respectively. The loss of this customer would have significant impact on the Company’s operations.

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

Consideration paid to customers such as amounts earned under our customer equity incentive program, are recorded as a reduction to revenue. There were no amounts paid or incurred during the years ended December 31, 2020 and 2019.

Fair Value Measurements

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to measure and disclosure the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts reported in the Company’s consolidated financial statements for cash, accounts payable and accrued expenses approximate their fair value because of the immediate or short-term mature of these financial instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-marketing dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2020 on recurring basis:

	December 31, 2020
				Total Carrying
	Level 1	Level 2	Level 3	Value
Derivative liabilities	—	—	597,948	597,948

See Note 7 for discussion of valuation and roll forward related to derivative liabilities.

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the years ended December 31, 2020 and 2019 were $49,250 and $82,057, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. As of December 31, 2020 and 2019, there were no asset impairments.

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of December 31, 2020, management determined that there were no variable lease costs.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. As of December 31, 2020 and 2019, the Company does not believe any provisions are required in connection with uncertain tax positions as there are none.

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year, increased by the potentially dilutive common shares that were outstanding during the year. Dilutive securities include stock options, warrants granted, convertible debt and convertible preferred stock.

The number of common stock equivalents not included in diluted income per share was 17,574,201 and 5,122,627 for the years ended December 31, 2020 and 2019, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	December 31, 2020	December 31, 2019

Series A preferred stock	10,920	10,920
Convertible debt	6,026,281	5,111,707
Warrants	200,000	—
Options	7,707,500	—
Common stock	3,629,500	—
	17,574,201	5,122,627

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

Derivative Liability

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable anti-dilution provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and at each reporting period.

Stock Based Compensation

The Company recognizes as compensation expense all share-based payment awards made to employees, directors, and consultants including grants of stock, stock options and warrants, based on estimated fair values. Fair value is generally determined based on the closing price of the Company’s common stock on the date of grant and is recognized over the service period. The Company has several consulting agreements that have share based payment awards based on performance. These agreements typically require the Company to issue common stock to the consultants on a monthly basis. The Company records the fair market value of the common stock issuable at each month end when the performance is complete based upon the closing market price of the Company’s common stock.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, during the years ended December 31, 2020 and 2019, the Company incurred a net loss of $4,187,317 and $1,343,210 and used cash of $591,386 and $760,544 in operating activities. In addition, the Company had a working capital deficit of $8,102,699 and an accumulated deficit of $44,947,730 at December 31, 2020. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the consolidated financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, the Company intends to raise additional funds through public or private debt and/or equity offerings. During 2020, the Company raised $274,614 from eight sales of a repurchase option and $55,000 from options exercised to fund operations. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern, however, such are not guaranteed. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. Subsequent to December 31, 2020, the Company has raised an additional $1,972,750 through March 25, 2021. As of the date of these consolidated financial statements, the Company has not finalized a commitment for additional capital. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Risks and uncertainties

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Since the Company derives its revenues from processing of purchases from our merchant services clients, a downturn in economic activity, such as associated with the current coronavirus pandemic, could reduce the volume of purchases it processes, and thus its revenues. In addition, such a downturn could cause its merchant customers to cease operations permanently decreasing our payment processing unless new customers are found. We may also face additional difficulty in raising capital during an economic downturn. The effects of the pandemic had significant impact on revenue at the beginning of the pandemic and the processors gave significant concessions of reduced fees to minimize the impact of the pandemic. The revenue began to return to normal after several months as the economy began to open up using different methods of purchasing especially online purchasing. The continuing effects of the potential impact cannot be estimated at this time.

Additionally, it is reasonably possible that the estimates made in the financial statements have been, or will be materially and adversely impacted in the near term as a result of these conditions.

NOTE 4 – PATENTS

Patents

On June 22, 2017, AppTech executed an Amendment to Asset Purchase Agreement with GlobalTel Media, Inc. In connection with the asset purchase agreement, 5,000,000 shares of common stock were issued to GlobalTel Media, Inc. The Company valued the common stock issuance at $1,000,000 based on the closing market price of the Company’s common stock on the date in which the performance was complete. This amendment revived the original asset purchase agreement dated December 4, 2013 to purchase the assets of GlobalTel Media, Inc. (AppTech and GlobalTel agree that the asset purchase agreement dated September 30, 2015 is null and void), which include, but is not limited to, all intellectual property, United States Patent Trademark Office (“USPTO”) issued patents, enterprise-grade, patent protected software and intellectual property for advanced messaging incorporating secure payments, databases, documentation, copyrights, trademarks, registrations, and all current development work in process of USPTO application approval; more specifically but not limited to USPTO 8,073,895 & 8,572,166 “System and Method for Delivering Web Content to a Mobile Device”, USPTO 8,315,184 “Computer to Mobile Two-Way Chat System and Method”, and USPTO 8,369,828 “Mobile-to-Mobile Payment System and Method”. GlobalTel’s technology focuses on SMS text-based applications, social media and mobile payment. The USPTO assigned the patents to AppTech on July 25, 2017. AppTech, as part of the various agreements, agreed to pay $1,600,000 which included an assumption of certain liabilities, including costs incurred to continue development of the patents, as well as guaranteed payment of 25% of the net proceeds on revenue created by the patents up to $26,600,000. As of December 31, 2020 and 2019, amounts included in accounts payable related to the assumption of liabilities in connection with the patents were $280,000 and $415,000, respectively. The Company has expensed the cost of the patents as research and development costs as the future estimated cash flow expected cannot be reasonably estimated.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2020 and 2019 consist of the following:

	December 31, 2020	December 31, 2019

Accrued interest – related parties	$1,056,450	$943,356
Accrued interest – third parties	1,378,660	1,215,699
Accrued residuals	62,174	39,064
Accrued merchant equity	91,023	91,023
Other	44,027	45,338
Total accrued liabilities	$2,632,334	$2,334,480

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

The Company accounts for the value of the shares under the program as a sales incentive and thus the amounts in connection with the Program are recorded as a reduction to revenues. As of December 31, 2020, the Company has an obligation to issue approximately 776,000 shares of the Company’s common stock issuable under the Program. During the year ended December 31, 2019, the Company issued 37,193 shares of common stock relieving $14,877 in liability under the program.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funds operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of December 31, 2020 and 2019. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Loans Payable – Related Parties

During the years ended December 31, 2020 and 2019, the Company obtained (paid) $(59,001) and $39,319 loans payable from related parties, net. As of December 31, 2020 and 2019, the balance of the loans payable was $34,400 and $93,401, respectively. The loans payable are due on demand, unsecured and non-interest bearing as there are no formal agreements executed.

Subordinated Notes Payable

In 2016, the Company issued $350,000 in subordinated notes payable to third parties. The subordinated notes payable were due in 30 to 180 days and incurred interest at 10% per annum. As of December 31, 2020 and 2019, accrued interest related to the subordinated notes was $153,545 and $118,545, respectively. The Company is currently in default of the subordinated note agreements.

Convertible Notes Payable

In 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell to the investor a $300,000 convertible note bearing interest at 12% per annum (the “Note”). The Note matures in 365 days from the date of issuance. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at one dollar ($1.00) for the one hundred and eighty (180) days immediately following the issue date and thereafter shall equal the lower of: 1) the lowest closing price of the common stock during the preceding twenty five (25) trading day, ending on the last complete trading day prior to the issue date of the Note. 2) seventy five (75) percent of the lowest trading price for the common stock during the twenty five (25) consecutive trading days preceding the conversion date with a minimum trading volume of one thousand (1,000) shares.

In the event of a default of the Note, the Holder in its sole discretion may elect to use a conversion price equal to the lower of: 1) the lowest trading price of the common stock on the trading day immediately preceding the issue date or 2) seventy five (75) percent of either the lowest trading price or the closing bid price, whichever is lower during any trading day in which the event of default has not been cured.

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 200,000 shares of common stock exercisable at one dollar and fifty cents ($1.50) and expire in five (5) years. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 7 for valuation) resulting in full discount of the Note. The conversion feature and warrants have various reset provisions for which lower the exercise price and share and warrants issuable.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $19,826, amounted to $24,067 for the year ended December 31, 2020. As of December 31, 2020, the convertible note payable discount is $280,174 and will be amortized over the life of the convertible note payable in 2021. As of December 31, 2020, the derivative liability is as follows:

Convertible note payable	$378,134
Warrants	219,814
$597,948

In 2017, the Company received $222,000 in convertible notes payable from related parties. The convertible notes payable are unsecured, were due in 180 days, incur interest at 10% per annum and are convertible at $0.10 per share. As of December 31, 2020 and 2019, accrued interest related to the convertible notes was $76,187 and $53,988, respectively. On the date of the agreement, Management calculated the beneficial conversion feature in connection with the convertible notes payable and recorded a discount of $222,000. The Company amortized the discount over the term of the convertible notes payable of 180 days. The Company is currently in default on the convertible notes payable. On February 24, 2021, the chief executive officer assigned $200,000 in convertible notes to direct relative.

In 2015, the Company issued $50,000 in convertible notes payable. The convertible notes payable are unsecured, were due in nine months, incur interest at 10% per annum and are convertible at $1.00 per share. As of December 31, 2020 and 2019, the accrued interest related to the convertible notes was $25,833 and $20,833, respectively. The Company is currently in default on the convertible note payable.

In 2014, the Company issued $400,000 in convertible notes payable. The convertible notes payable are unsecured, due in periods ranging up to one year, incurring interest between 10% to 12% per annum and are convertible at prices ranging from $0.33 to $1.00 per share. In addition, the Company issued 400,000 shares of common stock in connection with the convertible notes payable. The Company had the obligation to repurchase the 400,000 shares of common stock at $1.00 per share within one year of the note issuance date. As of December 31, 2020 and 2019, the Company held the obligation to repurchase the shares for $400,000. As of December 31, 2020 and 2019, the accrued interest related to the convertible notes was $227,083 and $186,083, respectively. The Company is currently in default of the note agreements.

In 2008 and 2009, the Company issued $320,000 in convertible notes payable, of which $150,000 was from related parties. The convertible notes payable are currently due on demand, incur interest at 15% per annum, and convertible at $0.60 per share. As of December 31, 2020 and 2019, accrued interest related to the convertible notes was $564,013 and $516,013 of which $265,875 and $243,375, respectively, was due to related parties. The Company is currently in default of the notes payable agreements.

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with U.S. Small Business Administration for $68,200 in proceeds. The notes payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. All payments of principal and interest are deferred for twelve months with the first $333 payment due July 1, 2021. As of December 31, 2020 the balance of the note payable was $68,300 and accrued interest was $1,281.

In 2016, the Company issued $143,000 in notes payable to third parties. The notes payable were due in ninety days or less. During 2019, the Company paid $36,000 in notes payable. The Company is currently in default of the note agreements.

Two significant shareholders funded the Company’s operations through notes payable in primarily 2009 and 2010 and continue to support operations on a limited basis. The notes payable incur interest at 10% per annum and were due on December 31, 2016. The Company is currently in default of the note agreements. As of December 31, 2020 and 2019, the aggregate balance of the notes payable was $620,355 and accrued interest was $638,016 and $575,480, respectively.

In 2008, the Company entered into a note payable with a third party for $10,000 in total proceeds. The note payable is currently in default and has a flat interest amount due of $21,000. As of December 31, 2020 and 2019, the Company was in default of the note agreement and the entire amount of $21,000 has been included within accrued interest. Since the notes payable do not incur interest, the Company imputed interest at $1,000 and $1,000, respectively, which represented an interest rate of 10% per annum during the years ended December 31, 2020 and 2019.

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

In 2007 and 2008, the Company entered into notes payable with a related party for $46,000 in proceeds. The notes payable were due on demand and incurred interest at 12% per annum. These were combined into a single note agreement in 2014. As of December 31, 2020 and 2019, the balance on the note payable was $88,136 and accrued interest related to the note payable was $59,900 and $49,243, respectively. The Company is currently in default of the note payable agreement.

In 2007, the Company entered into note payable with a third party for $128,000 in proceeds. Under the terms of the agreement the holder received a flat interest amount of $37,496. The Company is currently in default of the note payable agreement and the entire amount of $37,496 has been included within accrued interest. Since the note payable did not incur interest, the Company imputed interest at $12,800 and $12,800, respectively, which represented an interest rate of 10% per annum during the years ended December 31, 2020 and 2019.

In 2007, the Company entered into note payable with a third party for $221,800 in proceeds. The note payable is currently in default and incurs interest at 10% per annum. On December 31, 2013, the holder received an arbitration settlement for the principal and accrued interest. As of December 31, 2020 and 2019, the Company was in default of the arbitration settlement. As of December 31, 2020 and 2019, accrued interest related to the note payable was $470,143 and $429,861, respectively.

In 2007, the Company entered into note payable with a significant shareholder for $58,600 in proceeds. The note payable is currently due on demand and incurs interest at 10% per annum. As of December 31, 2020 and 2019, accrued interest related to the note payable was $76,372 and $70,513, respectively. The Company is currently in default of the note agreement.

NOTE 7–DERIVATIVE LIIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants were recorded as derivative liabilities on the issuance date and revalued at December 31, 2020.

Based on the convertible notes described in Note 6, the derivative liability day one loss is $389,712 and the change in fair value at December 31, 2020 is $71,464. The fair value of applicable derivative liabilities on note, warrants and change in fair value of derivative liability are as follows for the year ended December 31, 2020.

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of December 31, 2019	$—	$—	$—
Additions during the period	430,595	239,117	669,712
Change in fair value	(52,461)	(19,303)	(71,764)
Balance as of December 31, 2020	$378,134	$219,814	$597,948

The fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.90 - $1.00
Expected volatility	98.9% - 99.5%
Expected term (in years)	0.73
Risk-free interest rate	0.09% - 0.11%

The fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.90 - $1.00
Expected volatility	96.4% - 100.3%
Expected term (in years)	5.00
Risk-free interest rate	0.41% - 0.42%

NOTE 8–RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of December 31, 2020, including the total amount of imputed interest related:

Years ended December 31:

2021	$82,561
2022	85,039
2023	87,590
2024	90,217
2025	7,536
$352,943
Less: Imputed interest	(76,290)
Total	$276,653

The rent expense was $61,691 and $84,763 for the years ended December 31, 2020 and 2019, respectively.

NOTE 9 - COMMITMENTS AND CONTIGENCIES

Litigation

Shareholder Lawsuit

In March 2016, a significant shareholder (“Plaintiff”) of the Company filed a lawsuit against the Company in the state of California alleging breach of contract,fraud and negligent misrepresentation based on supposed oral promises in 2013 to give Plaintiff’s company shares in exchange for stocks in another company and a 2014 consulting agreement. The Company strongly disputed all claims made in the lawsuit. On April 20, 2017, the Company filed an answer that denied each and every purported allegation and cause of action and further denied that they caused any damage or loss. The Company reached an agreement resulting in a voluntary dismissal of the civil case on July 5, 2017. The Plaintiff was not able to fulfill the proper documentation within the allotted 180 days and the 3,450,000 shares of AppTech Corp stock were properly cancelled in 2019.

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

In November 2017, two shareholders of AppTech, one who previously filed the 2014 lawsuit in the State of Washington, filed another lawsuit against the Company in the State of California, claiming the same accusations as the previously filed lawsuit which was dismissed. The lawsuit has been transferred to the United States District Court for the Southern District of California. The Company filed the defendants answer, affirmative defenses and counter claims. Management believes that the Plaintiff misrepresented and misled AppTech during the merger. The court has encouraged the parties to settle. Even though the Company believes the lawsuit is without merit and will vigorously defend, the Company has made several offers to settle. On December 19, 2019, the Company entered into a settlement and release agreement. The Company has recorded the liability as of December 31, 2019 for the total obligation of $240,000 to be paid out over three years beginning February 15, 2020. The 2019 impact is recorded in general and administrative expenses. On January 24, 2021, the parties entered a stipulation modifying the repayment schedule of the settlement. The Company is current on the following modified repayment schedule.

Years ended December 31:

2021	$100,000
2022	75,000
Total	$175,000

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

Patent Acquisition Lawsuit

In September 2018, a complaint was filed in San Diego superior court for a breach of contract arising from a written agreement for the purchase of a judgment to which AppTech was not a party. The purchase of the judgment was part of the transaction to acquire the patents. AppTech substantially performed under the agreement but the second agreement to extend the final payment was executed under alleged duress. On October 26, 2018, the Company filed an answer that denied each and every purported allegation and cause of action and further denied that they caused any damage or loss. On December 3, 2019, the Company entered into a conditional settlement providing the terms of the conditional settlement have been completed by October 1, 2020. The conditional settlement amount of $150,000 was paid in monthly installments of $15,000. The settlement installments paid for the year ended December 31, 2020 was $135,000. On December 30, 2020,full payment was made in accordance with a modified settlement payment schedule.

Other Lawsuit

In July of 2020, an owner and corporation having a non-binding memorandum of understanding filed a lawsuit in the State of California alleging a breach of contract, intentional misrepresentation, fraudulent inducement of contract, negligent misrepresentation and unjust enrichment. Service of process did not occur until January 8, 2021. The Plaintiffs filed an amended complaint on March 15, 2021. Management believes the agreement was non-binding, the statute of limitation has expired and the allegations have no merit. We intend to file an answer, affirmative defenses and counter claims in the near future. We currently own a judgment against the owner and corporation in the amount of $516,932, See Note 11.

Significant Contracts

Capital Raise

In January 2019, the Company entered into an agreement with a broker dealer to provide capital raising activities. Under the terms of the agreement the broker dealer is to make a minimum of $90,000 in advisory fees. In addition, there are various other provisions within the agreement which include a 10% placement fee, warrants to purchase common stock, a 4% transaction fee, etc.

In February 2021, the Company entered into an engagement letter with Maxim Group LLC (“Maxim”) as the lead management underwriter for a follow-on offering which is non-binding. This engages Maxim through September 30, 2021 as exclusive financial advisor, lead managing underwriter and sole book running manager and investment banker in connection with the offering. The offering shall consist of approximately fifteen million worth of securities subject to the due diligence examination of the Company. The actual size of the offering, the precise number of securities to be offered by the Company and Maxim will depend upon the capitalization of the Company among other various factors. Maxim shall be granted an option to acquire an additional 15% of the total number of securities as an over-allotment, an underwriting discount of 7% and an expense allowance equal to 1%.

Silver Alert Services, LLC

In August 2020, the Company entered into a strategic partnership with Silver Alert Services, LLC. doing business as Lifelight Systems (“Lifelight”), expanding into the telehealth sphere. The partnership will expand AppTech’s reach into new markets and provide advanced technological solutions for the telehealth and personal emergency response systems markets. The strategic partnership provides a promissory note to Lifelight for up to $1.0 million dollars with an interest rate of three percent per annum upon successful completion of Lifelight’s Personal Emergency Response System (“PERS”) pilot program. Also, Lifelight is granted an option for the right to purchase 4,500,000 shares of AppTech Corp. for which 1 million are exercisable at $0.01 and 3,500,000 are exercisable at $0.25 for which vest upon the successful completion of the PERS pilot program and are exercisable for 24 months. These options were valued at $1,549,999 and $5,424,987, respectively using a Black-Scholes options pricing model.

On December 30, 2020, the Company amended its strategic partnership agreement and purchase option agreement with Silver Alert dated August 21, 2020. The amendment altered and/or added certain definitions and the loan disbursements in the strategic partnership agreement. Further, the purchase option agreement was amended to incorporate a vesting schedule related to the gross revenue generated from the partnership. The options are now vested based on reaching various gross revenue benchmarks for which expire two years after each tranche vests. These options were valued at $900,000 and $3,149,994, respectively using a Black-Scholes options pricing model. No stock based compensation was recorded during the year ended December 31, 2020 as vesting was determined not to be probable.

The Company’s ability to deliver on the $1,000,000 loan and fulfill its 50% obligation in 2020 was greatly impacted by the ongoing Covid 19 pandemic. Nursing homes and other senior living facilities were in lock down which did not allow the Silver Alert team into facilities for set-up and equipment training. As of March 2021, the team still does have access to these facilities and thus revenue could not be generated. AppTech made the strategic decision to fund other investments while committing to provide the $1,000,000 loan to Silver Alert during the second quarter of 2021, as state restrictions continue to be loosened. Both parties agreed the delay was in the best interest of the long-term growth of the partnership. The Company will assess the probability of vesting at the end of each reporting period.

On March 29, 2021, the Company amended its strategic partnership agreement and purchase option agreement dated December 30, 2020. The amendment altered the agreement reducing the options to purchase to one million shares at a price of $0.01 and two million five thousand shares of stock at $0.25. The effect of this transaction has not been determined at this time.

NEC Payments

On October 1, 2020, the Company entered into a strategic partnership with NEC Payments B.S.C (“NECP”) through a series of agreements, which included the following: (a) Subscription License and Services Agreement; (b) Digital Banking Platform Operating Agreement; (c) Subscription License Order Form; and (d) Registration Rights Agreement (collectively the “Agreements”).

The intent of the Agreements was for the Company to deploy NECP’s technologies, allowing the Company to extend its product offering to include flexible, scalable and secure payment acceptance and issuer payment processing that supports the digitization of business and consumer financial services and the migration of cash and other legally payment types to distanced and contactless card and real time payment transactions. NECP will assist the Company to complete the development of its text payment solution and provide “best in class” software that complements the Company’s intellectual property. The Agreements, among other things:

(a)	provide the Company a license to access and use NECP’s digital banking and payment technology solutions, as identified in the Subscription License Order Form;

(b)	grant the Company conditional exclusivity in the United States for all of NECP’s payment acceptance processing technologies contingent upon the Company reaching transaction volume target goals;

(c)	grant NECP a license to develop software without the possibility of infringing upon the Company’s intellectual property;

(d)	creates the parameters in which NECP shall assist the Company in completing the development of its text payment system related to the Company’s patents;

(e)	award NECP a fifteen percent (15%) equity stake in the Company, on a fully diluted basis;

(f)	set revenue sharing splits between AppTech and NECP for all revenues generated from digital banking technologies licensed to AppTech.

Under the Agreements, either party had the right to terminate the agreement should the Company fail to secure a funding in the amount of $3,000,000 within 45 days from the effective date of the Agreements.

On November 19, 2020, the Company entered into Amendment No. 1 to the Subscription License and Services Agreement whereby the funding date was amended to amended to no later than December 18, 2020. All other terms of the original Agreements remained in full force and effect.

On February 11, 2021, the Company entered into an amended and restated Subscription License and Services Agreement, Digital Banking Platform Operating Agreement and Subscription License Order Form with NECP (collectively the “Restated Agreements”). The Restated Agreement created an engagement fee of $100,000 due within three business days from the effective date, reduced the funding amount triggering the enforceability of the Restated Agreements to $707,500 (“Funding”), altered the date in which initial fees are payable to no later than March 5, 2021 (the “Funding Date”) and provided terms to prevent dilution for NECP’s equity compensation for future funding secured by the Company. The fees in the Restated Agreements are payable within three business days from the effective date, at or before the Funding Date, at the Subscription Service Ready Date annually and monthly. The gross total fees due under the Restated Agreements are $2,212,500, excluding pass-through costs associated with infrastructure hosting fees.

On February 19, 2021, the Company completed and validated its contractual obligations and paid to NECP the $100,000 engagement fee. On February 29, 2021, the Company paid the initial fee of $707,500 to NECP prior to the Funding Date. On March 25, 2021, the Company issued 18,011,515 shares of common stock to NEC on a fully diluted basis with piggyback rights.

The initial fees paid within three business days from the effective date and at or before the Funding Date included the following costs:

Engagement Fee	$100,000
License subscription fee (50% due at Funding Date)	375,000
Annual maintenance subscription fee (first year)	112,500
Implementation fee (50% due at Funding Date)	162,500
Infrastructure implementation fee (50% due at Funding Date)	32,500
Training fee (50% due at Funding Date)	25,000
Total	$807,500

The following payments are due in the intervals noted over the five-year life of the Restated Agreements:

License subscription fee (second 50% due at Subscription Ready Date)	$375,000
Annual maintenance subscription fees ($112,500 annually)	450,000
Implementation fees (50% due at Subscription Ready Date)	162,500
Infrastructure implementation fees (50% due at Subscription Ready Date)	32,500
Training fees (50% due at Subscription Ready Date)	25,000
Infrastructure support fees ($6,000 monthly after Subscription Ready Date)	360,000
Total	$1,405,000	*

*Infrastructure Hosting Fees, which are pass through hosting fees from a hosting partner are excluded from this calculation.

Innovations Realized LLC

On October 2, 2020, the Company entered into an independent contractor services agreement with Innovations Realized, LLC (“IR”) to develop a strategic operating plan focused on the design, execution and go to market implementation of the NECP platform to enter the United States market.

On February 18, 2021, the Company entered into an amended independent contractor services agreement with IR. On February 19, 2021, the initial payment of $76,000 was made and on February 24, 2021 the second payment of $76,000 was made. The following payments are due over the life of the contract:

April 5,2021	$152,000
May 5, 2021	114,000
June 5, 2021	114,000
July 5, 2021	114,000
August 5, 2021	114,000
Total	$608,000

Under the October 2020 agreement, the Company granted options to purchase four hundred thousand shares at a price of $0.01 and two million five hundred thousand shares at $0.25 and exercisable for two years after vesting. These options vest in equal monthly installments over 24 months, which commences upon the Company successfully raising $3.0 million in qualified financing. As of December 31, 2020, the Company determined that the vesting provision were not probable due to lack of funding commitments, and other reasons disclosed above. In addition, the options early vesting based on the completion date of the statement of work or the IR principle becoming an employee of AppTech Corp. These options were valued at $639,993 and $3,999,754 using a Black Scholes pricing model.

On December 21, 2020, the Company sold the domain “bubblepay.com” for $72,500 to a third party.

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

NOTE 10 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of December 31, 2020 and 2019. The holders of Series A preferred stock are entitled to one vote per share on an “as converted” basis on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of Series A preferred stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available, therefore on a pro rata basis according to their holdings of shares of Series A preferred stock, on an as converted basis. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into 780 shares common stock.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.001 par value common stock. There were 88,511,657 and 84,153,825, respectively, shares of common stock outstanding as of December 31, 2020 and 2019. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available, therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the years ended December 31, 2020 and 2019, the Company issued 4,012,000 and 454,500, respectively, shares of common stock to several consultants in connection with business development, accounts payable conversion and professional services. The Company valued the common stock issuances at $2,631,899 and $91,414, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete or issued based upon the vesting schedule and the closing market price of the Company’s common stock on the date of the agreement. The amounts were expensed to general and administrative expenses on the accompanying consolidated statements of operations. The accounts payable conversion was $152,500 during 2020.

During the year ended December 31, 2020, the Company granted 350,000 shares of common stock to the board of directors valued at $196,700 or $0.562 per share. The shares vest quarterly over the period of approximately one year. The Company valued the stock issuances, earned as of December 31, 2020, at $81,958 based on the closing market price of the Company’s common stock on the date of the agreement. The amount was expensed to general and administrative expenses on the accompanying consolidated statement of operations. The Company will issue 204,168 shares of common stock during 2021 valued at $114,742 based on the closing market price of the Company’s common stock on the date of the agreement, over the remaining term of the directors.

During the year ended December 31, 2019, the Company issued 40,000 shares of common stock to the landlord in lieu of rent. The Company valued the issuance at $18,400 based on the closing market price of the Company’s stock on the date in which the performance was completed. The amount was expensed to general and administrative expenses on the accompanying consolidated statements of operations.

Stock Options

On July 28, 2020, the Company entered into an agreement for board of director services. As compensation the Company granted options to purchase 125,000 shares at a price of $0.562 and are exercisable for two years. The options vest in equal monthly installments over 24 months. These options were valued at $70,235 using a Black-Scholes options pricing model.

On August 25, 2020, the Company entered into an agreement for accounting services in general and administrative expenses. As compensation the Company granted options to purchase 100,000 shares of common stock at a price of $0.25 and are exercisable for six months. These options were valued at $140,945 using a Black-Scholes options pricing model. The options were exercised on August 26, 2020.

On September 21, 2020, the Company entered into an agreement for sales and marketing services in general and administrative expenses. As compensation the Company granted options to purchase 10,000 shares at a price of $0.01 and to purchase 120,000 shares at a price of $0.25 and are exercisable for two years. These options vest upon execution of the contract and in equal quarterly installments of 24 months. These options were valued at $13,498 and $161,999, respectively using a Black-Scholes options pricing model.

On September 22, 2020, the Company entered into an agreement for IT services in general and administrative expenses. As compensation the Company granted options to purchase 52,000 shares at a price of $0.25 and are exercisable for two years. The options vest in equal quarterly installments of 24 months. These options were valued at $77,995 using a Black-Scholes options pricing model.

On October 29, 2020, the Company entered into an agreement for sales and marketing in general and administrative expenses. As compensation the Company granted options to purchase 100,000 shares of common stock at a price of $0.30 and are exercisable for two years. These options were valued at $156,999 using a Black-Scholes options pricing model. The options were exercised on October 29, 2020.

The fair value of the options is estimated using a Black-Scholes option pricing model with the following range of assumptions:

Market value of common stock on issuance date	$0.562 - $1.57
Expected price	$0.01 - $0.562
Expected volatility	427% - 608%
Expected term (in years)	0.5 - 3.0
Risk-free interest rate	0.11%
Expected dividend yields	—

The following table summarizes option activity:

		Weighted	Weighted
	Number of	Average	Average
	shares	exercise price	remaining years

Granted	7,907,000	$0.21
Exercised	(200,000)	$0.28
Outstanding as of December 31, 2020	7,707,000	$0.21	2.22
Outstanding as of December 31, 2020, vested	90,752	$0.40	2.10

The remaining expense outstanding through December 31, 2020 is $240,965 for which is expected to be expensed over the next 20 months in general and administrative expense.

On July 28, 2020, the board authorized the Company’s AppTech Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and consultants of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. A total of 5,000,000 shares of common stock were authorized under the AppTech Equity Incentive Plan, for which as of December 31, 2020 a total of 3,351,500 are available for issuance.

Warrants

In 2020, the Company entered into a security purchase agreement with an investor pursuant to which the Company agreed to sell the investor a $300,000 convertible note bearing interest at 12% per annum. The Company also sold warrants to the investors to purchase up to an aggregate of 200,000 shares of common stock, with an exercise term of five (5) years, at a per share price of one dollar and fifty cents ($1.50) which may be exercised by cashless exercise. The warrants were deemed a derivative liability and were recorded as a debt discount at date of issuance. See Note 7.

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

On October 14, 2020, the Company entered into a common stock repurchase option agreement with a former officer and significant shareholder to purchase or assign 2,000,000 shares of common stock from a third party at $0.20 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option was exercised on October 14, 2020 for which the Company received $7,333 in proceeds which was recorded as additional paid-in capital.

On October 14, 2020, the Company entered into a common stock repurchase option agreement with a former officer and significant shareholder to purchase or assign 2,000,000 shares of common stock from a third party at $0.20 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option was exercised on October 15, 2020 for which the Company received $5,500 in proceeds which was recorded as additional paid-in capital.

On October 14, 2020, the Company entered into a common stock repurchase option agreement with a former officer and significant shareholder to purchase or assign 2,000,000 shares of common stock from a third party at $0.20 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option was exercised on October 29, 2020 for which the Company received $11,000 in proceeds which was recorded as additional paid-in capital.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

On February 3, 2021, the Company entered into a common stock repurchase option agreement with a former officer and significant shareholder to purchase or assign 2,000,000 shares of common stock from a third party at $0.20 per share. The Company assigned its rights to the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 50,000 shares was exercised on February 11, 2021 for which the Company received $33,750 in proceeds which was recorded as additional paid-in capital.

On February 3, 2021, the Company entered into a common stock repurchase option agreement with a former officer and significant shareholder to purchase or assign 2,000,000 shares of common stock from a third party at $0.20 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 350,000 shares was exercised on February 17, 2021 for which the Company received $222,250 in proceeds which was recorded as additional paid-in capital.

On February 3, 2021, the Company entered into a common stock repurchase option agreement with a former officer and significant shareholder to purchase or assign 2,000,000 shares of common stock from a third party at $0.20 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 850,000 shares was exercised on February 19, 2021 for which the Company received $539,750 in proceeds which was recorded as additional paid-in capital.

On February 3, 2021, the Company entered into a common stock repurchase option agreement to purchase or assign 1,000,000 shares of common stock from a third party at $0.20 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 750,000 shares was exercised on February 22, 2021 for which the Company received $881,250 in proceeds which was recorded as additional paid-in capital.

On February 23, 2021, the Company entered into a common stock repurchase option agreement to purchase or assign 500,000 shares of common stock from a third party at $0.225 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 250,000 shares was exercised on March 1, 2021 for which the Company received $193,750 in proceeds which was recorded as additional paid-in capital.

On February 23, 2021, the Company entered into a common stock repurchase option agreement to purchase or assign 500,000 shares of common stock from a third party at $0.225 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 150,000 shares was exercised on March 5, 2021 for which the Company received $102,000 in proceeds which was recorded as additional paid-in capital.

On March 4, 2021, the Company enteredinto a common stock repurchase option agreement to purchase or assign 2,000,000 shares of common stock from a related party at $0.20 per share.The common stock repurchase option for 50,000 of the 2,000,000 shares was exercised on March 10, 2021. On March 10, 2021, the Company cancelled the 50,000 shares exercised.

On March 5, 2021, the Company entered into a judgment purchase agreement from a third party. The judgment is for damages in the amount of $516,932 against FlowPay Corporation and R. Wayne Steiger. The Company issued 200,000 shares of common stock as consideration for the assignment of the judgment.

See Note 8 and 9 for additional subsequent events.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006(filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007(filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007(filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007(filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008(filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009(filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009(filed as Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010(filed as Exhibit 3.9 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010(filed as Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010(filed as Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010(filed as Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010(filed as Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010(filed as Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011(filed as Exhibit 3.15 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (filed as Exhibit 3.16 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011(filed as Exhibit 3.17 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.18	AppTech Corp. Bylaws dated May 07, 2013(filed as Exhibit 3.18 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013(filed as Exhibit 3.19 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013(filed as Exhibit 3.20 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015 (filed as Exhibit 3.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.22	AppTech Corp. Bylaws (Amended and Restated) dated March 27, 2020 (filed as Exhibit 3.22 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.1	AppTech Code of Business Conduct(filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.2	AppTech Corp. Audit Committee Charter (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.3	AppTech Corp. Compensation Committee Charter (filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.4	AppTech Corp. Corporate Governance and Nominating Committee Charter

4.5	AppTech Equity Incentive Plan ratified by shareholders at the Annual Meeting of the Shareholders on July 28, 2020

4.6	AppTech Corp. Employee Bonus Program

10.1	Amendment to Asset Purchase Agreement dated June 22, 2017(filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.2	Lease & Purchase Option Agreement dated January 22, 2020(filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.3	Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 26, 2020, and incorporated herein by reference)

10.4	Subscription License and Service Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c).(filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.5	Digital Banking Platform Operating Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c).(filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.6	Subscription License Order Form dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.7	Registration Rights Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2020

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 30, 2020

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 30, 2020

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 30, 2020

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Carlsbad, California, on March 31, 2020.

AppTech Corp.

By:	/s/ Luke D’Angelo
Name:	Luke D’Angelo
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Luke D’Angelo	Interim Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2021
Luke D’Angelo

/s/ Gary Wachs	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	March 31, 2021
Gary Wachs

/s/ Michael Gross	Director	March 31, 2021
Michael Gross

/s/ William Huff	Director	March 31, 2021
William Huff

/s/ Mengyin H. Liang “Roz Huang”	Director	March 31, 2021
Mengyin H. Liang “Roz Huang”

/s/ Michael O’Neal	Director	March 31, 2021
Michael O’Neal

/s/ Christopher Williams	Director	March 31, 2021
Christopher Williams