Form 10-K/A
period 2020-12-31
AppTech Corp.
filed 2021-04-30
CIK 1070050

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

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

As of April 30, 2021, there were 378 holders of record of our common stock, and there were 112,183,870 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “2020 Form 10-K”) originally filed on March 31, 2021 (the “Original Filing”) by AppTech Corp., a Wyoming corporation (“AppTech,” the “Company,” “we,” or “us”). We are filing this Amendment to present information required by Part III of the Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2020.

In addition to amending Items 10 through 14 of Part III to provide the omitted information, this Amendment includes new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ; accordingly Item 15 of Part IV has also been amended to reflect the filing of these new certifications and amends the cover page to update the number of shares of Company stock outstanding and to remove the statement that information is being incorporated by reference from our definitive proxy statement.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

AppTech Corp.

Form 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

OUR EXECUTIVE OFFICERS

Executive officers are elected by and serve at the discretion of the Board of Directors (the “Board”) of AppTech. The names of our current executive officers, their ages as of April 28, 2021 and their positions with the Company are set forth below, followed by certain other information about them:

Name	Age	Position
Luke D’Angelo	52	Chairman of the Board; Chief Executive Officer; Chief Investment Officer
Virgilio Llapitan	60	President; Chief Operating Officer
Jeffrey Moriarty	36	Operating Senior Vice President of Legal Affairs; General Counsel; Secretary
Gary Wachs	65	Chief Financial Officer; Director

 Luke D’Angelo has been the Chairman of the Board since 2013 and Chief Executive Officer since December 2019. Mr. D’Angelo served as the Company’s Chief Executive Officer from 2013 to 2017 and as Chief Investment Officer since 2017. Mr. D’Angelo has over 25 years’ experience in real estate, investment banking, venture capital and commercial operations. In 2006, he founded a merchant services company, Transcendent One, Inc. which became an Inc. 500 fastest growing company, ranked at #105. Mr. D’Angelo’s company was the first “Merchant Owned” company in the United States, offering ownership in the company to customers based on their monthly credit card processing volumes. In 2009, Mr. D’Angelo founded TransTech One, LLC a subsidiary to Transcendent One, Inc. that had a focus in the bill payment and technology industries.

Virgilio Llapitan came to AppTech as our Executive Vice President in April 2019 and was promoted to President and Chief Operating Officer in December 2020. After founding his own independent insurance agency, Mr. Llapitan transitioned into the merchant services industry in 2004, where he helped develop and market the original ACH Payment Processing systems for online merchants as the Chairman, COO, and Director of HIMC Corporation. Over the course of his 15 years’ experience in the industry, serving as the Director of Sales/Merchant services for Transcendent One, a Universal Banker II for Ameris Bank from 2016 to 2018 and an Independent Consultant to merchant services companies from 2018 to 2019.

Jeffrey Moriarty has served as our Corporate Counsel since June of 2019, as Secretary since November 2019 and as Vice President of Corporate Development since January of 2020. Mr. Moriarty is instrumental in instituting and maintaining the Company’s corporate and business functions with a focus on corporate growth. Throughout his legal and business career, Mr. Moriarty has an array of interdisciplinary experience, including being the Founder and Principal Attorney of the Moriarty Law Firm from 2014 to 2019. Mr. Moriarty graduated magna cum laude from Thomas Jefferson School of Law, where he served as an editor the Thomas Jefferson Law Review, and received his undergraduate degree from the University of California, Santa Barbara.

Gary Wachs has served as Director since 2013 and our Chief Financial Officer since 2013. Mr. Wachs is a Certified Public Accountant who has spent his career in high-level accounting, finance and tax. Mr. Wachs served as Managing Partner of Blake and Shaffer, a Certified Public Accounting firm, and has been a Managing Member of Blake and Wachs CPA, LTD (formerly Blake and Shaffer) since 1997. He manages corporate accounting and taxes, is experienced in PCAOB accounting and certified audits, and a variety of other accounting, tax, and consulting areas.

OUR DIRECTORS

Our board consists of seven members. There are no contractual obligations regarding the election of our directors. Our nominating and corporate governance committee and our board of directors may therefore consider a broad range of factors relating to the qualifications and background of nominees. Our nominating and corporate governance committee’s and our board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through their established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape, professional and personal experiences, and expertise relevant to our growth strategy. Our directors hold office until their successors have been elected and qualified or until the earlier of their resignation or removal.

The names of our directors, their ages as of April 28, 2021 and their positions with the Company are set forth below, followed certain other information about them:

Name	Age	Position
Luke D’Angelo	52	Chairman of the Board; Chief Executive Officer; Chief Investment Officer
Gary Wachs	65	Chief Financial Officer; Director
Michael Gross*	66	Director
William Huff (1)(2)(3)	68	Director
Mengyin H. Liang ‘Roz Huang’(1)(2)(3)	53	Director
Michael O’Neal(1)(2)	65	Director
Christopher Williams(3)	70	Director
Michael Yadgar**	49	Director

*On April 28, 2021, Michael Gross resigned as a Director with the Company.

**On April 28, 2021, Michael Yadgar was appointed by the Board to fill the vacant director seat left by the resignation of Michael Gross.

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Set forth below is a brief biographical description of each of out directors. The primary experience, qualifications, attributes and skills of each of our directors that led to the Nominating and Corporate Governance Committee’s and the Board’s conclusion that such director should serve as a member of the Board are also described in the following paragraphs.

Luke D’Angelo’s biography is set forth under the heading “Our Executive Officers.”

Gary Wachs’s biography is set forth under the heading “Our Executive Officers.”

William Huff has served as a Director since 2020. Mr. Huff is a certified public accountant and brings to the Board vital expertise in finance and operations management. He has served on the Board of Directors For YHWH, Inc. (1990 – present), UE Authority, Inc. 2005 – 2019), Spada Innovations, Inc. (2010 – present) and Prilock Security, Inc. 2017 – present). Mr. Huff began his career with Arthur Andersen, and Co., and has served large companies as CFO, developing necessary systems in high growth environments. Forming his own practice 35 years ago, Mr. Huff became a marketing specialist, gaining national attention as his accounting franchise grew to top 25 in the nation in only three years. Currently, Mr. Huff is the founder and owner of YHWH, Inc. a tax and consulting firm.

Mengyin H. Liang ‘Roz Huang’ has served as a Director since 2020. Ms. Huang is the Founder/CEO of Dandelion Global, LLC,(2003 - present), Co-Founder/CEO of Athena Music and Wellness Therapy, Inc. (2019 - present), Member of the Board of Directors of the Alzheimer’s Association Orange County (2018 present), member of the Advisory Board of Directors of IntivaHealth Corporation (2018- present), member of the Advisory Board of Directors of University of California, Irvine, Paul Merage School of Business, Beal Center of Innovation and entrepreneurship (2020 - present), Chairwoman of International Music and Wellness Council ( 2019 - present). Roz is an innovative multi-cultural CEO, with 25 years of success in global investment/business development. Her expertise includes strategic planning in areas such as sustainability, global digital health/ wellness, energy/natural resources, education, licensing, and investor relations. She is a successful serial advisor/coach to start-ups and a public speaker. She is well-known as an influential woman leader who puts impact and humanity into each of her projects

Michael O’Neal has served as a Director since 2020. Mr. O’Neal is an innovative, analytical, strategic CEO with extensive B2B and B2C experience executing revenue growth and business transformations for manufacturers, retailers, and distributors of technology-based products. From 2011 - 2019, as its President Mr. O’Neal transformed Linear, a small engineering-based technology company into Nortek Security & Control, a $500M global leader in security, smart home control, health and wellness, and access control platforms and solutions. Prior to Linear/Nortek Security Control, Mr. O’Neal led several consumer technology development and manufacturing companies as well as number of retailers through transformations. In 2019, Mr. O’Neal created O’Neal and Associates, a consulting practice specializing in security, smart home and home healthcare markets. Beginning in 2020, Mr. O’Neal started working with Essence – USA, as a Business Development Executive, and became a member of the Board of Directors for the San Diego Habitat for Humanity.

Michael Yadgar is a corporate lawyer and strategic advisor with more than 20 years of experience counselling and directing clients on general corporate, acquisition, divestment, strategy and investment matters. Equally, Mr. Yadgar has distinct expertise in Fintech, Biotech, digital investments and investment funds. Mr. Yadgar currently serves as a member of the Board of Directors of nDigital Holdings SPC, a holding company for operational fintech assets, and nDigital Ventures, a holding company for fintech investments and joint ventures. Mr. Yadgar also serves as a member of the Board of Directors of NEC Payments B.S.C., a regulated banking-as-a-service and software-as-a-service fintech enablement platform and APISO W.L.L., the leading provider of B2B payment services in the Middle East since February 2019 and April 2019, respectively, and also serves as Chairman of various committees, including audit, risk & compliance, and corporate governance. Previously, Mr. Yadgar was a Partner at Meysan Partners, a boutique corporate law firm based in Kuwait from January 2017 to April 2019, a Legal Director and Head of the Bahrain office of DLA Piper (Middle East) from May 2011 to June 2015, an Associate with Sidley Austin LLP’s Investment Funds group in New York from March 2005 to April 2011, and a Corporate and Securities Associate at Certilman Balin LLP in New York from June 2000 to February 2005.

CODE OF BUSINESS CONDUCT

We have adopted a written code of business ethics and conduct (the “Code of Business Conduct”) that applies to all of our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The objective of the Code of Business Conduct is to provide guidelines for maintaining our integrity, reputation, honesty, objectivity and impartiality. The Code of Business Conduct addresses conflicts of interest, confidentiality, fair dealing with stockholders, competitors and employees, insider trading, compliance with laws and reporting any illegal or unethical behavior. As part of the Code of Business Conduct, any person subject to the Code of Business Conduct is required to avoid or fully disclose interests or relationships that are harmful or detrimental to our best interests or that may give rise to real, potential or the appearance of conflicts of interest. Our Board will have ultimate responsibility for the stewardship of the Code of Conduct, and it will monitor compliance through our Corporate Governance and Nominating Committee. Directors, officers and employees will be required to annually certify that they have not violated the Code of Business Conduct. Our Code of Business Conduct reflects the foregoing principles. The full text of our Code of Business Conduct is published on our website at https://www.apptechcorp.com/investor-relations/.

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct applicable to our Chief Executive Officer and Chief Financial Officer by posting such information on our website https://www.apptechcorp.com.

AUDIT COMMITTEE

The Company has established a standing Audit and Finance Committee (the “Audit Committee”) for purpose of overseeing accounting and financial reporting processes and audits of financial statements for the Company pursuant to its charter adopted on October 13, 2020. The Audit Committee held one meetings in 2020. Members of the Audit Committee are William Huff (chairman), Mengyin H. Liang ‘Roz Huang’ and Michael O’Neal. The Audit Committee’s responsibilities include:

●	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

●	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

●	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our consolidated financial statements;

●	reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

●	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

●	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

●	recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;

●	monitoring the integrity of our consolidated financial statements and our compliance with legal and regulatory requirements as they relate to our consolidated financial statements and accounting matters;

●	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;

●	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and

●	reviewing quarterly earnings releases.

All services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

All members of our audit committee will meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the NYSE American listing rules. Our board of directors has determined that William Huff qualifies as an “audit committee financial expert” within the meaning of applicable SEC regulations. In making this determination, our board of directors considered the nature and scope of experience that William Huff throughout his career as a Certified Public Account. Our board of directors has determined that all of the directors that are members of our audit committee satisfy the relevant independence requirements for service on the audit committee set forth in the rules of the SEC and the NYSE American listing rules. Both our independent registered public accounting firm and management will periodically meet privately with our audit committee.

Both our independent registered public accounting firm and our internal financial personnel will regularly meet with, and have unrestricted access to, the audit committee.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors, executive officers and persons who beneficially own more than 10 percent of the Company’s common stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2020 all filing requirements applicable to the Reporting Persons were not timely met. The directors’ and officers’ requisite SEC Form 3 and/or Form 4 were not filed timely in 2020. However, no securities were liquidated without reporting such events timely and all ownership interests were accurately reflected in each SEC Form 10-Q and 10-K.

Item 11. Executive Compensation

COMPENSATION OBJECTIVES AND OVERVIEW

As a fintech company, we operate in an extremely competitive, rapidly changing and heavily regulated industry. We believe that the skill, talent, judgment and dedication of our executive officers and other key employees are critical factors affecting our long-term stockholder value. Outside the compensation below, we have not paid any of our executive officers in the years ended December 31, 2020 and 2019, other than for reimbursement of expenses. We have not deferred any compensation. We recently entered into appropriate compensation agreements that, based on the determination of the Board, fairly compensate our executive officers, attract and retain highly qualified executive officers, motivate the performance of our executive officers towards, and reward the achievement of clearly defined corporate goals, and align our executive officers’ long-term interests with those of our stockholders. The Company does not maintain any stock option or other equity compensation plan that directly relates to executive compensation except the proposed included in the Company’s Equity Incentive Plan, approved by the shareholders in 2020.

COMPENSATION COMMITTEE

Michael O’Neal, William Huff and Mengyin H. Liang ‘Roz Huang’ serve on the compensation committee, which is chaired by Michael O’Neal. The compensation committee’s responsibilities include:

●	annually reviewing and recommending to the board of directors the corporate goals and objectives relevant to the compensation of our Chief Executive Officer;

●	evaluating the performance of our Chief Executive Officer in light of such corporate goals and objectives and based on such evaluation (i) recommending to the board of directors the cash compensation of our Chief Executive Officer and (ii) reviewing and approving grants and awards to our Chief Executive Officer under equity-based plans;

●	reviewing and approving the cash compensation of our other executive officers;

●	reviewing and establishing our overall management compensation, philosophy and policy;

●	overseeing and administering our compensation and similar plans;

●	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable NYSE American rules;

●	reviewing and approving our policies and procedures for the grant of equity-based awards;

●	reviewing and recommending to the board of directors the compensation of our directors;

●	preparing our compensation committee report if and when required by SEC rules;

●	reviewing and discussing annually with management our “Compensation Discussion and Analysis,” if and when required, to be included in our annual proxy statement; and

●	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters.

Our board of directors has determined that each member of the compensation committee is “independent” as defined in the applicable NYSE American rules. Each member of our compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended.

2020 SUMMARY COMPENSATION TABLE

The following table summarizes the compensation that we paid to our Chief Executive Officer and each of our two other most highly compensated executive officers during the years ended December 31, 2020 and 2019. We refer to these executive officers in this Annual Report as our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensa- tion ($)	All Other Compen- sation ($)	Total ($)
Luke D’Angelo	2020	—	—	—	—	—	—	—
Chairman of the	2019	—	—	—	—	—	—	—
Board and Chief
Executive Officer

Virgilio Llapitan	2020	39,250	—	686,000	—	—	—	725,250
Chief Operating	2019	25,000	—	—	—	—	—	25,000
Officer and
President

Jeffrey Moriarty	2020	78,013	—	392,000	—	—	—	470,013
Senior Vice	2019	31,949	—	—	—	—	—	31,949
President of Legal
Affairs, General
Counsel and
Secretary

Gary Wachs	2020	—	—	—	—	—	—	—
Chief Financial	2019	—	—	—	—	—	—	—
Officer and
Director

NARRATIVE EXPLANATION OF CERTAIN ASPECTS OF THE SUMMARY COMPENSATION TABLE

Outside the compensation included herein, and in an attempt by executives to show commitment to the Company, our executive officers have refrained from receiving compensation in the years ended December 31, 2020 and 2019, other than for reimbursement expenses. We have not deferred any compensation.

Employment Agreements with Our Executive Officers

On April 28, 2021, our compensation committee reviewed our executive compensation and we entered to enter into agreements with each of our named executive officers (each an “Employment Agreement”). The Employment Agreements provides for a starting base salary and a potential annual bonus, which is subject to adjustment by the Board from time to time. Each of the Employment Agreements provides that the applicable named executive officer’s employment with us is “at will.” The named executive officers are entitled to receive all other benefits generally available to our executive officers.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2020

The following table sets forth information regarding equity awards held by the Named Executive Officers as of December 31, 2020:

		Stock Awards
Name (1)	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Jeffrey Moriarty	01/06/2020	75,000 (2)	67,500
		75,000 (3)	67,500

(1)	As of December 31, 2020, no other Named Executive Officers had outstanding equity awards.
(2)	Represents an award of shares that vested March 31, 2021.
(3)	Represents an award of shares that will vest June 30, 2021.

SEVERANCE AND CHANGE IN CONTROL BENEFITS

As of December 31, 2020, no employment agreements with our named executive officers provide severance and change in control benefits. The Employment Agreements and its associated Stock Option Agreements for the named executive officers effective April 28, 2021, provide certain change in control-related benefits to our named executive officers, including vesting acceleration upon the occurrence of certain defined events.

BENEFITS UPON DEATH OR DISABILITY

Death of the Officer

The employment agreement of each of our named executive officers does not provide certain benefits if his employment is terminated on account of his death.

Disability of the Officer

The employment agreement of each of our named executive officers does not provide certain benefits if his employment is terminated on account of his disability

OTHER BENEFITS

Our executive officers are eligible to participate in all of our employee benefit plans, such as medical, dental, vision, group life, disability and accidental death and dismemberment insurance, our employee stock purchase plan and our 401(k) plan, in each case on the same basis as other employees, subject to applicable law, should such benefits exist. We also provide vacation and other paid holidays to all employees, including our executive officers, which are comparable to those provided at peer companies. At this time, we do not provide special benefits or other perquisites to our executive officers.

POLICIES REGARDING RECOVERY OF AWARDS

Our Board of Directors have not adopted a policy that requires us to make retroactive adjustments to any cash or equity-based incentive compensation paid to executive officers (or others) where the payment was predicated upon the achievement of financial results that were subsequently the subject of a restatement. However, we may implement a clawback policy in accordance with the requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the regulations that will be issued under that act.

TAX AND ACCOUNTING TREATMENT OF COMPENSATION

Section 162(m) of the Internal Revenue Code places a limit of $1.0 million per person on the amount of compensation that we may deduct in any one year with respect to our Chief Executive Officer and certain of our other executive officers. While the Board of Directors considers deductibility factors when making compensation decisions, the board also looks at other considerations, such as providing our executive officers with competitive and adequate incentives to remain with us and increase our business operations, financial performance and prospects, as well as rewarding extraordinary contributions. No compensation to named executive officers exceeded this threshold in 2020.

We account for equity compensation paid to our employees under the rules of FASB ASC Topic 718, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We have not tailored our executive compensation program to achieve particular accounting results.

POLICIES ON OWNERSHIP, INSIDER TRADING, HEDGING AND 10B5-1 PLANS

We do not have formal stock ownership guidelines for our employees or directors, because the Board of Directors is satisfied that stock and option holdings among our employees or directors, are sufficient at this time to provide motivation and to align this group’s interests with those of our stockholders. In addition, we believe that stock ownership guidelines are rare in fintech companies at our stage, which means that ownership requirements would put us at a competitive disadvantage when recruiting and retaining high-quality executives.

Our insider trading policy, which is incorporated into our Code of Business Ethics prohibits certain actions by our Executive Officers relating to buying and selling our common stock. Our executive officers are authorized to enter into trading plans established according to Section 10b5-1 of the Exchange Act with an independent broker-dealer (“broker”) designated by us. These plans may include specific instructions for the broker to exercise vested options and sell Company stock on behalf of the executive officer at certain dates, if our stock price is above a specified level or both. Under these plans, the executive officer no longer has control over the decision to exercise and sell the securities in the plan, unless he or she amends or terminates the trading plan during a trading window. Plan modifications are not effective until the 31st day after adoption. The purpose of these plans is to enable executive officers to recognize the value of their compensation and diversify their holdings of our stock during periods in which the executive officer would be unable to sell our common stock because material information about us had not been publicly released. As of the record date, no named executive officer had a trading plan in place.

DIRECTOR COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 2020

The following table sets forth information regarding compensation earned by each of our directors during the fiscal year ended December 31, 2020:

Name(1)	Fees Earned in Restricted Stock Units (2)	Option Awards ($)(3)	Total ($) (4)
Bobby Bedi	—	—	—
Luke D’Angelo	—	—	—
Michael Gross	$11,708	5,854	17,562
William Huff	$33,333	5,854	39,187
Mengyin H. Liang ‘Roz Huang’	$27,083	5,854	32,937
Michael O’Neal	$31,250	5,854	37,104
Gary Wachs	—	—	—
Christopher Williams	$33,333	5,854	39,187

(1)	Mr. D’Angelo, and Mr. Wachs were employed as executives during the year ended December 31, 2019. Bobby Bedi’s term as a director of the company ended on July 28, 2020.
(2)	The amounts reported in this column represent the aggregate grant date fair value of Restricted Stock Units in accordance with FASB ASC Topic 718.
(3)	The amounts reported in this column represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.
(4)	The amounts reported in this column represent the aggregate grant date fair value of option awards computed in accordance with FASB ASC Topic 718. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.

	Option Awards
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)	Number of Securities Underlying Unexercised Options, Not Exercisable (#)	Option Exercise Price ($)	Option Expiration Date
Michael Gross	10,415	14,585	0.562	7/28/2023
William Huff	10,415	14,585	0.562	7/28/2023
Mengyin H. Liang ‘Roz Huang’	10,415	14,585	0.562	7/28/2023
Michael O’Neal	10,415	14,585	0.562	7/28/2023
Christopher Williams	10,415	14,585	0.562	7/28/2023

The material terms of the director compensation program, which consists of annual restricted stock unit retainers paid in four quarterly payments and options to purchase shares of our common stock for our nonemployee directors, is summarized below:

The director compensation program provides for annual retainer fees and/or long-term equity awards for our nonemployee directors. Each nonemployee director receives an annual retainer of 50,000 restricted stock units. A nonemployee director serving as chairman of the board receives an additional annual retainer of 15,000 restricted stock units. A nonemployee director serving as lead independent director receives an additional annual retainer of 15,000 restricted stock units. Nonemployee directors serving as the chairs of the audit, compensation and nominating and corporate governance committees receive additional annual retainers of 25,000, 15,000 and 15,000 restricted stock units, respectively. Nonemployee directors serving as members of the audit, compensation and nominating and corporate governance committees receive additional annual retainers of 10,000, 5,000 and 5,000 restricted stock units, respectively. The nonemployee directors will also receive initial option grants of the option to purchase up to 25,000 shares of our common stock upon election as a director. On the date of each annual meeting of our stockholders, each nonemployee director will receive an annual option grant of the option to purchase up to 25,000 shares of our common stock.

DIRECTOR & ADVISOR COMPENSATION

The following table describes our current non-employee director compensation program, which consists of annual restricted stock unit retainers paid in four quarterly payments and options to purchase shares of our common stock:

Term	Compensation
Annual Restricted Stock Unit Retainer for All Non-Employee Directors	50,000 restricted stock units of AppTech common stock
Chairman of Board (if non-employee)	Additional annual retainer of 25,000 restricted stock units
Lead Non-Employee Director	Additional annual retainer of 15,000 restricted stock units
Chair of Audit Committee	Additional annual retainer of 25,000 restricted stock units
Chair of Compensation Committee	Additional annual retainer of 15,000 restricted stock units
Chair of Nominating and Corporate Governance Committee	Additional annual retainer of 15,000 restricted stock units
Non-Chair Member of Audit Committee	Additional annual retainer of 10,000 restricted stock units
Non-Chair Member of Compensation Committee	Additional annual retainer of 5,000 restricted stock units
Non-Chair Member of Nominating and Corporate Governance Committee	Additional annual retainer of 5,000 restricted stock units
Initial Option Grant	Option to purchase up to 25,000 shares of our common stock upon election as director (2)
Annual Option Grant	Option to purchase 25,000 shares of our common stock following each annual meeting of stockholders (1)

(1) Options vest and become exercisable in equal monthly installments over the following 12 months after grant if the director or advisor provides continuous service through the applicable vesting date.

All stock option grants to non-employee directors will have an exercise price per share equal to the fair market value of one share of our common stock on the date of grant and will be subject to the terms of the AppTech Corp. equity incentive plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN

The following table provides information, as of April 29, 2021, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under existing or future awards under our 2020 Equity Incentive Plan (“2020 Plan”). The 2020 Plan was approved by our Board of Directors and ratified by our shareholders at our 2020 Annual Shareholder Meeting on July 28, 2020.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))

Equity compensation plans approved by security holders	1,110,250	$1.83 (1)	1,010,750
Equity compensation plans not approved by security holders	—	—	—
Total	1,110,250	$1.83	1,010,750

(1)	The weighted-average exercise price does not take into account restricted stock units, which do not have an exercise price.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us regarding beneficial ownership of our common stock as of December 31, 2020 by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than five percent of our capital stock;

●	each of our named executive officers;

●	each of our directors; and

●	all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities as well as any shares of common stock that the person has the right to acquire within 60 days of December 31, 2020 through the exercise of stock options or other rights. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Except as otherwise noted below, the address for persons listed in the table is c/o the Company at 5876 Owens Avenue, Suite 100, Carlsbad, California 92008.

Name	Number of Shares Beneficially Owned
Directors, Director Nominees and Named Executive Officers
Luke D’Angelo	8,034,537
Gary Wachs	6,831,517
Virgilio Llapitan	1,897,500
Jeffrey Moriarty	800,000
Michael Gross	6,346,101
Christopher Williams (1)	1,084,584
Mengyin H. Liang ‘Roz Huang’	79,584
William Huff	94,584
Michael O’Neal	89.584
All officers and directors as a group (9 persons)	25,257,991

Other 5% Stockholders
Steve Cox (2)	7,336,067
Robert Sanchez (3)	5,500,000
Mehrak Hamzeh (4)	4,500,000

* Indicates less than 1% ownership.
(1)	690,000 shares are owned by HUD Investments, LLC, in which Christopher Williams wife, Karen Williams, is the sole owner.
(2)	The mailing address for Steve Cox is 6682 Elegante Way, San Diego, CA 92130.
(3)	5,000,000 shares are owned by GlobalTel Media, Inc., in which Robert Sanchez is the controlling shareholder. The mailing address for Robert Sanchez is 4653 Carmel Mountain Rd. #308, San Diego, CA 92130.
(4)	The mailing address for Mehrak Hamzeh is 1629 Wesley Way, Vista, CA 92081.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the compensation agreements and other arrangements described under “Executive Compensation” and “Director Compensation” in this Form 10-K and the transactions described below, since January 1, 2019, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, the lesser of (i) $120,000 or (ii) one percent of the average of our total assets for the last two completed fiscal years, and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

The Audit Committee is responsible for reviewing, approving or ratifying all material transactions between us and any related person. Related persons can include any of our directors or executive officers, certain of our shareholders, and any of their immediate family members. This obligation is set forth in our Audit Committee Charter. Although we do not have a formal written policy with respect to our Audit Committee’s policies and procedures for reviewing related party transactions, in evaluating such transactions, the Audit Committee members apply the same standards of good faith and fiduciary duty they apply to their general responsibilities as a committee of the board and as individual directors. In any transaction involving a related party, our Audit Committee considers all available material facts and circumstances of the transaction, including: (i) the direct and indirect interests of the related party; (ii) if the related party is a director (or immediate family member of a director or an entity with which a director is affiliated), the impact such transaction would have on the director’s independence; (iii) the risks, costs and benefits to us; and (iv) whether any alternative transactions for comparable purposes are available. Our Audit Committee then makes a determination as to whether the proposed terms of the transaction are in the best interests of the Company and otherwise consistent with arm’s length dealings with unrelated third-parties.

In 2020 and 2019, we obtained (paid) $(59,001) and $39,319 loans payable from Luke D’Angelo, net. As of December 31, 2020 and 2019, the balance of the loans payable was $34,400 and $93,901, respectively. The loans payable are due on demand, unsecured and non-interest bearing as there are no formal agreements.

In 2020 and 2019, we reimbursed expenses related to various marketing expenses, professional fees and other expenses advanced by two related parties and significant shareholders through other business ventures. Based on his ownership interest in Crossfire Marketing Group, for the years ended December 31, 2020 and 2019, the reimbursement amounts to Michael Gross were $44,884 and $97,800, respectively. Based on his ownership interest in Blake & Wachs LTD, for the year ended December 31, 2020 and 2019, the reimbursement amount to Gary Wachs was $54,000 and $81,000. respectively. Lastly, based on their ownership interest in Mayfield Marketing, LLC, for the year ended December 31, 2020, the reimbursement amount to Gary Wachs and Michael was $18,475.

In 2018, we obtained $1,400 loan payable from Michael Gross. As of December 31, 2020 and 2019, the balance of the loan payable was $1,400. The loan payable is due on demand, unsecured and non-interest bearing as there are no formal agreements.

In 2017, we issued $222,000 in convertible notes from Luke D’Angelo. The convertible notes payable are currently due on demand, incur interest at 10% per annum and are convertible at $0.10 per share. As of December 31, 2020 and 2019, accrued interest related to the convertible notes was $76,187 and $53,988, respectively. On February 21, 2021, Luke D’Angelo assigned $200,000 in convertible notes to a direct relative. On April 29, 2021, Mr. D’Angelo converted the outstanding principal and interest of the notes into 297,542 shares in the Company.

Through their business interests in Crossfire Marketing Group and Blake and Wachs, Michael B, Gross and Gary Wachs helped fund operations through notes payable in primarily 2009 and 2010. The notes payable incur interest at 10% per annum and were due on December 31, 2016. As of December 31, 2020 and 2019, the aggregate balance of the notes payable was $620,355 and accrued interest was $638, 016 and $575,480, respectively. As of December 31, 2020, we were in default of convertible notes payable.

In 2008, we issued $150,000 in convertible notes from Michael B. Gross and Gary Wachs. The convertible notes payable are currently due on demand, incur interest at 15% per annum and convertible at $0.60 per share. As of December 31, 2020 and 2019, accrued interest related to the convertible notes was $265,875 and $243,375, respectively. On April 29, 2021, Mr. Gross converted the outstanding principal and interest of his note into 470,417 common shares in the Company. Further, on April 29, 2021, Mr. Wachs converted the outstanding principal and interest on of his note into 235,208 shares in the Company.

DIRECTOR INDEPENDENCE

On April 28, 2021, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined currently all of our directors, with the exception of Mr. D’Angelo, Mr. Wachs and Mr. Yadgar, qualify as an independent director for purposes of NYSE American listing standards and SEC rules. In making that determination, our board of directors considered the relationships that each director has with the company and all other facts and circumstances the board of directors deemed relevant in determining independence, including the potential deemed beneficial ownership of our capital stock by each director, including non-employee directors that are affiliated with certain of our major stockholders. Upon the completion of this offering, we expect that the composition and functioning of our board of directors and each of our committees will comply with all applicable requirements of NYSE American and the rules and regulations of the SEC.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed by dbbmckennon, our independent registered public accounting firm, for audit and non-audit services rendered to us in 2020 and 2019. These fees are categorized as audit fees, audit-related fees, tax fees and all other fees. The nature of the services provided in each category is described following the table.

	Year Ended December 31,
	2020	2019
Dbbmckennon Fees
Audit fees (1)	$26,000	$44,000
Audit-related fees	—	—
Tax fees (2)	—	10,000
All other fees (3)	16,653	20,215
Total aggregate fees	$42,653	$74,215

(1) The fees billed or incurred by dbbmckennon for professional services in 2020 and 2019 include the audit of our annual financial statements and internal control over financial reporting included in the Annual Report.

(2) In 2020 and 2019, fees billed or incurred by dbbmckennon were for professional services rendered in connection with tax return preparation.

(3) In 2020, fees billed by dbbmckennon were for review of our quarterly financial statements.

The Audit Committee approves all engagements of the independent registered public accounting firm in advance including approval of the related fees. The Audit Committee approves an annual budget (and may from time to time approve amendments), which specifies projects and the approved levels of fees for each. To the extent that items are not covered in the annual budget or fees exceed the budget, management must have them approved by the Audit Committee or, if necessary, between Committee meetings, by the Audit Committee chairman on behalf of the Committee.

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K:

3. Exhibits:

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.3	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated April 30, 2021

31.4	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated April 30, 2021

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Carlsbad, California, on April 30, 2020.

AppTech Corp.

By:	/s/ Luke D’Angelo
Name:	Luke D’Angelo
Title:	Chief Executive Officer