Form 10-Q
period 2021-03-31
AppTech Corp.
filed 2021-05-17
CIK 1070050

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 14, 2021, the latest practicable date, the registrant had 111,608,069 shares of common stock (par value 0.001).

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

We encourage you to read the discussion and analysis of our financial condition and our financial statements contained in this Quarterly Report on Form 10-Q. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.

Unless the context otherwise requires, throughout this Quarterly Report on Form 10-Q, the words “AppTech” “we,” “us,” the “registrant” or the “Company” refer to AppTech Corp.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APPTECH CORP.

FINANCIAL STATEMENTS

APPTECH CORP.

BALANCE SHEETS

MARCH 31, 2021 AND DECEMBER 31, 2020

(UNAUDITED)

	March 31,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$617,789	$57,497
Accounts receivable	67,115	40,635
Prepaid expenses	67,314	6,696
Total current assets	752,218	104,828

Capitalized prepaid software development and license	6,450,921	—
Prepaid offering cost	25,000	—
Note receivable	17,500	17,500
Right of use asset	234,529	249,825
Security deposit	7,536	7,536
TOTAL ASSETS	$7,487,704	$379,689

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,631,621	$1,635,384
Accrued liabilities	2,067,442	2,632,334
Right of use liability	54,362	52,161
Stock repurchase liability	430,000	430,000
Loans payable related parties	1,900	34,400
Convertible notes payable, net of $240,255 and $280,174 debt discount	509,745	639,826
Convertible notes payable related parties	—	372,000
Notes payable	1,107,078	1,104,981
Notes payable related parties	708,493	708,493
Derivative liabilities	1,105,490	597,948
Total current liabilities	7,616,131	8,207,527

Long-term liabilities
Accounts payable	55,000	75,000
Accrued expenses	657,750	—
Right of use liability	209,980	224,492
Notes Payable, net of current portion	65,303	67,400
Convertible notes payable, net of current portion	170,000	—
Convertible notes payable related parties, net of current portion	372,000	—
Total long-term liabilities	1,530,033	366,892

TOTAL LIABILITIES	9,146,164	8,574,419

Commitments and contingencies (Note 8)

Stockholders’ Equity (Deficit)
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 106,912,672 and 88,511,657 and outstanding at March 31, 2021 and December 31, 2020, respectively	106,913	88,512
Additional paid-in capital	109,475,855	36,664,488
Accumulated deficit	(111,241,228)	(44,947,730)
Total stockholders’ equity (deficit)	(1,658,460)	(8,194,730)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,487,704	$379,689

See accompanying notes to the financial statements.

APPTECH CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	March 31,	March 31,
	2021	2020

Revenues	$100,663	$58,157

Cost of revenues	34,399	23,225

Gross profit	66,264	34,932

Operating expenses:
General and administrative, including stock based compensation of $1,365,164 and $1,209,185, respectively	1,780,360	1,415,899
Excess fair value of equity issuance over assets received	63,943,174	—
Research and development	—	12,000

Total operating expenses	65,723,534	1,427,899

Loss from operations	(65,657,270)	(1,392,967)

Other income (expenses)
Interest expense	(128,823)	(71,083)
Change in fair value of derivative liability	(507,542)	—
Other income (expenses)	137	—

Total other expenses	636,228	(71,083)

Loss before provision for income taxes	(66,293,498)	(1,464,050)

Provision for income taxes	—	—

Net loss	$(66,293,498)	$(1,464,050)

Basic and diluted net loss per common share	$(0.69)	$(0.02)
Weighted-average number of shares used basic and diluted per share amounts	96,567,830	84,289,100

See accompanying notes to the financial statements.

APPTECH CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	Series A Preferred		Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity (Deficit)

Balance December 31, 2019	14	$—	84,153,825	$84,154	$33,230,869	$(40,760,413)	$(7,445,390)

Net loss	—	—	—	—	—	(1,464,050)	(1,464,050)
Imputed interest	—	—	—	—	3,450	—	3,450
Common stock issued for services	—	—	2,349,500	2,350	1,206,835	—	1,209,185
Proceeds from sale of repurchase option	—	—	—	—	186,531	—	186,531

Balance March 31, 2020	14	$—	86,503,325	$86,504	$34,627,685	$(42,224,463)	$(7,510,274)

Balance December 31, 2020	14	$—	88,511,657	$88,512	$36,664,488	$(44,947,730)	$(8,194,730)

Net loss	—	—	—	—	—	(66,293.498)	(66,293,498)
Imputed interest	—	—	—	—	3,450	—	3,450
Issuance of stock options for board of directors	—	—	—	—	17,559	—	17,559
Issuance of stock options for services	—	—	—	—	29,999	—	29,999
Issuance of options for capitalized prepaid software development and license	—	—	—	—	1,891,414	—	1,891,414
Common stock issued for board of directors	—	—	87,500	87	49,087		49,174
Common stock issued for services	—	—	247,000	247	315,743	—	315,990
Common stock issued for merchant equity	—	—	5,000	5	16,245	—	16,250
Common stock issued for judgment	—	—	200,000	200	999,800	—	1,000,000
Common stock issued for capitalized prepaid software development and license	—	—	18.011,515	18,012	67,525,170	—	67,543,182
Common stock cancelled	—	—	(150,000)	(150)	(9,850)	—	(10,000)
Proceeds from sale of repurchase option	—	—	—	—	1,972,750	—	1,972,750

Balance March 31, 2021	14	$—	106,912,672	$106,913	$109,475,855	$(111,241,228)	$(1,658,460)

See accompanying notes to the financial statements.

APPTECH CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	March 31,	March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,293,498)	$(1,464,050)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board of directors	17,559	—
Issuance of stock options for service	1,429,991	—
Stock issued for board of directors	49,174	—
Stock issued for services	315,990	1,209,185
Stock issued for merchant equity	16,250	—
Stock issued for purchase of judgment	1,000,000	—
Stock issued for excess fair value of equity over assets received	62,543,182	—
Imputed interest on notes payable	3,450	3,450
Amortization of debt discount	39,919	—
Change in fair value of derivative liabilities	507,542	—
Changes in operating assets and liabilities:
Accounts receivable	(26,480)	3,145
Prepaid expenses	(60,618)	(4,910)
Accounts payable	(23,761)	(10,074)
Accrued liabilities	92,857	64,733
Right of use asset and liability	2,985	7,633
Net cash used in operating activities	(385,458)	(190,888)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit escrow	—	25,000
Capitalized prepaid software development and license	(959,500)	—
Security deposit	—	(1,589)
Net cash provided (used) by investing activities	(959,500)	23,411

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for offering costs	(25,000)	—
Payments on loans payable - related parties	(32,500)	(28,050)
Repurchase of common stock - related party	(10,000)	—
Proceeds from sale of repurchase options	1,972,750	186,531
Net cash provided by financing activities	1,905,250	158,481

Changes in cash and cash equivalents	560,292	(8,996)
Cash and cash equivalents, beginning of period	57,497	24,159
Cash and cash equivalents, end of period	$617,789	$15,163

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non cash investing and financing transactions related to capitalized software and licensing costs	$5,491,421	$—

See accompanying notes to the financial statements.

APPTECH CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AppTech Corp. (“AppTech” or the “Company”) is a Wyoming Corporation incorporated on July 2, 1998.

AppTech Corp. is a FinTech company providing electronic payment processing technologies and merchant services. These technologies allow businesses to accept cashless and/or contactless payments, such as credit cards, ACH, wireless payments, and more. Their patented, exclusively licensed and/or proprietary merchant services software offers or will offer integrated solutions for frictionless digital and mobile payment acceptance; AppTech is supplementing these capabilities with software that solves for multi-use case, multi-channel, API-driven, account-based issuer processing for card, digital tokens, and payment transfer transactions.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Also see Note 3.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated liabilities related to various vendors in which communications have ceased, contingent liabilities, and realization of tax deferred tax assets. Actual results could differ from those estimates.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (“FDIC”) insurance premiums. The Company has never experienced any losses related to these balances.

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. The Company currently uses six financial institutions to service their merchants for which represented 100% of accounts receivable as of March 31, 2021 and 2020. The loss of one of these financial institutions would not have a significant impact on the Company’s operations as there are additional financial institutions available to the Company. For the three months ended March 31, 2021 and 2020, the one merchant (customer) represented approximately 36% and 43% of the total revenues, respectively. The loss of this customer would have significant impact on the Company’s operations.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded net of an allowance for doubtful accounts, if needed. The Company considers any changes to the financial condition of its financial institutions used and any other external market factors that could impact the collectability of its receivables in the determination of its allowance for doubtful accounts. The Company does not expect to have write-offs or adjustments to accounts receivable which could have a material adverse effect on its financial position, results of operations or cash flows as the portion which is deemed uncollectible is already taken into account when the revenue is recognized.

Software Development Costs

The Company capitalizes software development costs in developing internal use software when capitalizing requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred.

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, codified as Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted ASC 606 effective January 1, 2019 using modified retrospective basis and the cumulative effect was immaterial to the financial statements.

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

Consideration paid to customers such as amounts earned under our customer equity incentive program, are recorded as a reduction to revenues. There were no amounts paid or incurred during the three months ended March 31, 2021 and 2020.

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

The carrying amounts reported in the Company’s financial statements for cash, accounts payable and accrued expenses approximate their fair value because of the immediate or short-term mature of these financial instruments.

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

The following table presents liabilities that are measured and recognized at fair value as of March 31, 2021 and December 31, 2020 on recurring basis:

	March 31, 2021
				Total Carrying
	Level 1	Level 2	Level 3	Value
Derivative liabilities	—	—	1,105,490	1,105,490

	December 31, 2020
				Total Carrying
	Level 1	Level 2	Level 3	Value
Derivative liabilities	—	—	597,948	597,948

See Note 7 for discussion of valuation and roll forward related to derivative liabilities.

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the three months ended March 31, 2021 and 2020 were zero and $12,000, respectively.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. As of March 31, 2021 and December 31, 2020, there were no asset impairments.

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of March 31, 2021, management determined that there were no variable lease costs.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. As of March 31, 2021 and 2020, the Company does not believe any provisions are required in connection with uncertain tax positions as there are none.

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

The number of common stock equivalents not included in diluted income per share was 16,465,032 and 5,202,618 for the three months ended March 31, 2021 and 2020, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	March 31, 2021	March 31, 2020

Series A preferred stock	10,920	10,920
Convertible debt	6,131,612	5,191,698
Warrants	200,000	—
Options	6,707,000	—
Common stock	3,415,500	—
	16,465,032	5,202,618

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, during the three months ended March 31, 2021 and 2020, the Company incurred a net loss of $66,293,498 and $1,464,050 and used cash of $385,458 and $190,888 in operating activities. In addition, the Company had a working capital deficit of $6,863,913 and an accumulated deficit of $111,241,228 as of March 31, 2021. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, the Company intends to raise additional funds through public or private debt and/or equity offerings. During 2021, the Company received $1,972,750 from seven sales of a repurchase option. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern, however, such are not guaranteed. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. Subsequent to March 31, 2021, the Company has received an additional $145,500 through May 13, 2021. As of the date of these financial statements, the Company has not finalized a commitment for additional capital. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

NOTE 4 – PATENTS

Patents

On June 22, 2017, AppTech executed an Amendment to Asset Purchase Agreement with GlobalTel Media, Inc. In connection with the asset purchase agreement, 5,000,000 shares of common stock were issued to GlobalTel Media, Inc. The Company valued the common stock issuance at $1,000,000 based on the closing market price of the Company’s common stock on the date in which the performance was complete. This amendment revived the original asset purchase agreement dated December 4, 2013 to purchase the assets of GlobalTel Media, Inc. (AppTech and GlobalTel agree that the asset purchase agreement dated September 30, 2015 is null and void), which include, but is not limited to, all intellectual property, United States Patent Trademark Office (“USPTO”) issued patents, enterprise-grade, patent protected software and intellectual property for advanced messaging incorporating secure payments, databases, documentation, copyrights, trademarks, registrations, and all current development work in process of USPTO application approval; more specifically but not limited to USPTO 8,073,895 & 8,572,166 “System and Method for Delivering Web Content to a Mobile Device”, USPTO 8,315,184 “Computer to Mobile Two-Way Chat System and Method”, and USPTO 8,369,828 “Mobile-to-Mobile Payment System and Method”. GlobalTel’s technology focuses on SMS text-based applications, social media and mobile payment. The USPTO assigned the patents to AppTech on July 25, 2017. AppTech, as part of the various agreements, agreed to pay $1,600,000 which included an assumption of certain liabilities, including costs incurred to continue development of the patents, as well as guaranteed payment of 25% of the net proceeds on revenue created by the patents up to $26,600,000. As of March 31, 2021 and December 31, 2020, amounts included in accounts payable related to the assumption of liabilities in connection with the patents were $280,000 and $280,000, respectively. The Company has expensed the cost of the patents as research and development costs as the future estimated cash flow expected cannot be reasonably estimated at the time of the expense.

See Note 9 for more information on capitalized prepaid software development and license.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2021 and December 31, 2020 consist of the following:

	March 31, 2021	December 31, 2020

Accrued interest – related parties	$1,056,130	$1,039,977
Accrued interest – third parties	1,456,253	1,395,133
Accrued residuals	78,694	62,174
Accrued merchant equity	74,773	91,023
Other	59,342	44,027
Total accrued liabilities	$2,725,192	$2,632,334

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

The Company accounts for the value of the shares under the program as a sales incentive and thus the amounts in connection with the Program are recorded as a reduction to revenues. As of March 31, 2021, the Company has an obligation to issue approximately 776,000 shares of the Company’s common stock issuable under the Program.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funds operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of March 31, 2021 and 2020. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Loans Payable – Related Parties

During the three months ended March 31, 2021 and 2020, the Company obtained (paid) $(32,500) and $39,319 loans payable from related parties, net. As of March 31, 2021 and December 31, 2020, the balance of the loans payable was $1,900 and $34,400, respectively. The loans payable are due on demand, unsecured and non-interest bearing as there are no formal agreements executed.

Subordinated Notes Payable

In 2016, the Company issued $350,000 in subordinated notes payable to third parties. The subordinated notes payable were due in 30 to 180 days and incurred interest at 10% per annum. As of March 31, 2021 and December 31, 2020, accrued interest related to the subordinated notes was $162,295 and $153,545, respectively. The Company is currently in default of the subordinated note agreements.

Convertible Notes Payable

In 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell to the investor a $300,000 convertible note bearing interest at 12% per annum (the “Note”). The Note matures in 365 days from the date of issuance. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at one dollar ($1.00) for the one hundred and eighty (180) days immediately following the issue date and thereafter shall equal the lower of: 1) the lowest closing price of the common stock during the preceding twenty five (25) trading day, ending on the last complete trading day prior to the issue date of the Note. 2) seventy-five (75) percent of the lowest trading price for the common stock during the twenty-five (25) consecutive trading days preceding the conversion date with a minimum trading volume of one thousand (1,000) shares.

In the event of a default of the Note, the Holder in its sole discretion may elect to use a conversion price equal to the lower of: 1) the lowest trading price of the common stock on the trading day immediately preceding the issue date or 2) seventy-five (75) percent of either the lowest trading price or the closing bid price, whichever is lower during any trading day in which the event of default has not been cured.

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

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $39,919, amounted to $48,919 for the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, the convertible note payable discount is $240,225 and $280,174 and will be amortized over the life of the convertible note payable in 2021. As of March 31, 2021 and December 31, 2021, the derivative liability is as follows:

	March 31, 2021	December 31, 2021
Convertible note payable	$642,180	$378,134
Warrants	463,310	219,814
	$1,105,490	$597,948

In 2017, the Company received $222,000 in convertible notes payable from related parties. The convertible notes payable are unsecured, were due in 180 days, incur interest at 10% per annum and are convertible at $0.10 per share. As of March 31, 2021 and December 31, 2020, accrued interest related to the convertible notes was $81,737 and $76,187, respectively. On the date of the agreement, Management calculated the beneficial conversion feature in connection with the convertible notes payable and recorded a discount of $222,000. The Company amortized the discount over the term of the convertible notes payable of 180 days. On February 24, 2021, the chief executive officer assigned $200,000 in convertible notes to direct relative. On April 29, 2021, the note holders converted the principal and interest in the amount of $305,588 on their respective notes into 3,055,875 shares of the Company’s common stock. Due to the subsequent conversion, the amounts have been reflected as long-term on the accompanying balance sheet.

In 2015, the Company issued $50,000 in convertible notes payable. The convertible notes payable are unsecured, were due in nine months, incur interest at 10% per annum and are convertible at $1.00 per share. As of March 31, 2021 and December 31, 2020, the accrued interest related to the convertible notes was $27,084 and $25,833, respectively. The Company is currently in default on the convertible note payable.

In 2014, the Company issued $400,000 in convertible notes payable. The convertible notes payable are unsecured, due in periods ranging up to one year, incurring interest between 10% to 12% per annum and are convertible at prices ranging from $0.33 to $1.00 per share. In addition, the Company issued 400,000 shares of common stock in connection with the convertible notes payable. The Company had the obligation to repurchase the 400,000 shares of common stock at $1.00 per share within one year of the note issuance date. As of March 31, 2021 and December 31, 2020, the Company held the obligation to repurchase the shares for $400,000. As of March 31, 2021 and 2020, the accrued interest related to the convertible notes was $237,333 and $227,083, respectively. The Company is currently in default of the note agreements.

In 2008 and 2009, the Company issued $320,000 in convertible notes payable, of which $150,000 was from related parties. The convertible notes payable are currently due on demand, incur interest at 15% per annum, and convertible at $0.60 per share. As of March 31, 2021 and December 31, 2020, accrued interest related to the convertible notes was $576,013 and $564,013 of which $271,500 and $265,875, respectively, was due to related parties. On April 29, 2021, then note holders converted the principal and interest in the amount of $902,013 of which $423,375 was from related parties on their respective notes into 1,503,354 shares of the Company’s common stock, of which 705,625 shares were to related parties. Due to the subsequent conversion, the amounts have been reflected as long-term on the accompanying balance sheet.

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with U.S. Small Business Administration for $68,200 in proceeds. The notes payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. All payments of principal and interest are deferred for twelve months with the first $333 payment due July 1, 2021. As of March 31, 2021 and December 31, 2020 the balance of the note payable was $68,300, and accrued interest was $1,921 and $1,281.

In 2016, the Company issued $143,000 in notes payable to third parties. The notes payable were due in ninety days or less. During 2019, the Company paid $36,000 in notes payable. The Company is currently in default of the note agreements.

Two significant shareholders funded the Company’s operations through notes payable in primarily 2009 and 2010 and continue to support operations on a limited basis. The notes payable incur interest at 10% per annum and were due on December 31, 2016. The Company is currently in default of the note agreements. As of March 31, 2021 and December 31, 2020, the aggregate balance of the notes payable was $620,355 and accrued interest was $653,650 and $638,016, respectively. On May 2, 2021, the Company entered into a debt reduction and confirmation agreement with a significant shareholder. The parties will reduce the outstanding accrued interest in the amount of $275,000.

In 2008, the Company entered into a note payable with a third party for $10,000 in total proceeds. The note payable is currently in default and has a flat interest amount due of $21,000. As of March 31, 2021 and 2020, the Company was in default of the note agreement and the entire amount of $21,000 has been included within accrued interest. Since the notes payable do not incur interest, the Company imputed interest at $250 and $250, respectively, which represented an interest rate of 10% per annum during the three months ended March 31, 2021 and 2020.

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

In 2007 and 2008, the Company entered into notes payable with a related party for $46,000 in proceeds. The notes payable were due on demand and incurred interest at 12% per annum. These were combined into a single note agreement in 2014. As of March 31, 2021 and December 31, 2020, the balance on the note payable was $88,136 and accrued interest related to the note payable was $62,564 and $59,900, respectively. The Company is currently in default of the note payable agreement.

In 2007, the Company entered into note payable with a third party for $128,000 in proceeds. Under the terms of the agreement the holder received a flat interest amount of $37,496. The Company is currently in default of the note payable agreement and the entire amount of $37,496 has been included within accrued interest. Since the note payable did not incur interest, the Company imputed interest at $3,200 and $3,200, respectively, which represented an interest rate of 10% per annum during the three months ended March 31, 2021 and 2020.

In 2007, the Company entered into note payable with a third party for $221,800 in proceeds. The note payable is currently in default and incurs interest at 10% per annum. On December 31, 2013, the holder received an arbitration settlement for the principal and accrued interest. As of March 31, 2021 and December 31, 2020, the Company was in default of the arbitration settlement. As of March 31, 2021 and December 31, 2020, accrued interest related to the note payable was $480,213 and $470,143, respectively.

In 2007, the Company entered into note payable with a significant shareholder for $58,600 in proceeds. The note payable is currently due on demand and incurs interest at 10% per annum. As of March 31, 2021 and December 31, 2020, accrued interest related to the note payable was $77,838 and $76,372, respectively. The Company is currently in default of the note agreement.

NOTE 7–DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants were recorded as derivative liabilities on the issuance date and revalued at March 31, 2021 and December 31, 2020.

Based on the convertible notes described in Note 6, the derivative liability day one loss is $389,712 and the change in fair value at March 31, 2021 and December 31, 2020 is $507,542 and $71,464. The fair value of applicable derivative liabilities on note, warrants and change in fair value of derivative liability are as follows for the three months ended March 31, 2021.

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of March 31, 2020	$—	$—	$—
Balance as of December 31, 2020	378,134	219,814	597,948
Change in fair value	264,046	243,496	507,542
Balance as of March 31, 2021	$642,180	$463,310	$1,105,490

The fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$2.90
Expected volatility	96.6%
Expected term (in years)	0.36
Risk-free interest rate	0.12%

The fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$2.90
Expected volatility	90.8%
Expected term (in years)	4.64
Risk-free interest rate	0.67%

NOTE 8–RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of March 31, 2021, including the total amount of imputed interest related:

Years ended December 31:

2021	$62,071
2022	85,039
2023	87,590
2024	90,217
2025	7,536
$332,453
Less: Imputed interest	(68,111)
Total	$264,342

The rent expense was $15,295 and $21,914 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 9 - COMMITMENTS AND CONTIGENCIES

Litigation

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

Years ended December 31:

2021	$60,000
2022	75,000
Total	$135,000

Patent Acquisition Lawsuit

In September 2018, a complaint was filed in San Diego superior court for a breach of contract arising from a written agreement for the purchase of a judgment to which AppTech was not a party. The purchase of the judgment was part of the transaction to acquire the patents. AppTech substantially performed under the agreement but the second agreement to extend the final payment was executed under alleged duress. On October 26, 2018, the Company filed an answer that denied each and every purported allegation and cause of action and further denied that they caused any damage or loss. On December 3, 2019, the Company entered into a conditional settlement providing the terms of the conditional settlement have been completed by October 1, 2020. The conditional settlement amount of $150,000 was paid in monthly installments of $15,000. The settlement installments paid for the year ended December 31, 2020 was $135,000. On December 30, 2020, full payment was made in accordance with a modified settlement payment schedule.

Other Lawsuit

In July of 2020, an owner and corporation having a business opportunity filed a lawsuit in the State of California alleging a breach of contract, intentional misrepresentation, fraudulent inducement of contract, negligent misrepresentation and unjust enrichment relating to a non-binding memorandum of understanding between the parties and its associated circumstances in 2016 and other alleged representations associated with the proposed partnership between the parties. Process was served on January 8, 2021. The Plaintiffs filed an amended complaint on March 15, 2021. The Company filed an answer with affirmative defenses on April 27, 2021. Management believes the agreement was non-binding, the statute of limitation has expired and the allegations have no merit. We currently own a judgment against the owner and corporation in the amount of $516,932 plus statutory interest.

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

Silver Alert Services, LLC

In August 2020, the Company entered into a strategic partnership with Silver Alert Services, LLC. doing business as Lifelight Systems (“Lifelight”), expanding into the telehealth sphere. The partnership will expand AppTech’s reach into new markets and provide advanced technological solutions for the telehealth and personal emergency response systems markets. The strategic partnership provides a promissory note to Lifelight for up to $1.0 million dollars with an interest rate of three percent per annum upon successful completion of Lifelight’s Personal Emergency Response System (“PERS”) pilot program. Also, Lifelight is granted an option for the right to purchase 4,500,000 shares of AppTech Corp. for which 1 million are exercisable at $0.01 and 3,500,000 are exercisable at $0.25 for which vest upon the successful completion of the PERS pilot program and are exercisable for 24 months. These options had a grant date fair value of at $1,549,999 and $5,424,987, respectively using a Black-Scholes options pricing model. No stock-based compensation was recorded during the three months ended March 31, 2021 as vesting was determined to be highly improbable.

On December 30, 2020, the Company amended its strategic partnership agreement and purchase option agreement with Silver Alert dated August 21, 2020. The amendment altered and/or added certain definitions and the loan disbursements in the strategic partnership agreement. Further, the purchase option agreement was amended to incorporate a vesting schedule related to the gross revenue generated from the partnership. The options will vest based on reaching various gross revenue benchmarks for which expire two years after each tranche vests.

On March 29, 2021, the Company amended its strategic partnership agreement and purchase option agreement dated December 30, 2020. The amendment altered the agreement reducing the options to purchase to one million shares at a price of $0.01 and two million five thousand shares of stock at $0.25. These options had a grant date fair value of $2,329,999 and $5,824,980, respectively using a Black-Scholes options pricing model. No stock-based compensation was recorded during the three months ended March 31, 2021 as vesting was determined to be highly improbable.

The Company’s ability to deliver on the $1,000,000 loan and fulfill its 50% obligation in 2020 was greatly impacted by the ongoing Covid 19 pandemic. Nursing homes and other senior living facilities were in lock down which did not allow the Silver Alert team into facilities for set-up and equipment training. As of May 13, 2021, the team still does not have access to these facilities and thus revenue could not be generated. AppTech made the strategic decision to fund other investments while committing to provide the $1,000,000 loan to Silver Alert during the second quarter of 2021, as state restrictions continue to be loosened. Both parties agreed the delay was in the best interest of the long-term growth of the partnership. The Company will assess the probability of vesting at the end of each reporting period.

On April 27, 2021, the Company entered an amended and restated strategic partnership agreement and purchase option agreement with Silver Alert Services, LLC which amends and restates earlier agreements dated August 21, 2020, as amended on December 30, 2020 and March 29, 2021. The amended and restated agreements provide for an equity transaction whereby the Company receives a 70% (seventy percent) ownership in Silver Alert, LLC upon certain revenue goals being achieved. Further, upon the occurrence of the revenue goals, the revenue sharing between the companies shall be altered resulting in the Company retaining 70% (seventy percent).

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

On February 19, 2021, the Company completed and validated its contractual obligations and paid to NECP the $100,000 engagement fee. On February 29, 2021, the Company paid the initial fee of $707,500 to NECP prior to the Funding Date. On March 25, 2021, the Company issued 18,011,515 shares of common stock to NEC on a fully diluted basis with piggyback rights. The Company valued the common stock issuance at $67,543,182 based upon the closing market price on the effective date of the transaction based on the closing market price of the Company’s common stock. The issuance was recorded as a $5,000,000 asset, as capitalized prepaid software development and licensing and $62,543,182 as an expense, as excess fair value of equity issuance over assets received, as of March 31, 2021 based on the estimated fair market value of services had the Company developed improvements and additional functionality of the NECP platform. The estimated amortization is a 5 years life based on the term of the licensing agreement. The Company may revise the value of the asset and estimated life as more information is made available.

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

On February 18, 2021, the Company entered into an amended independent contractor services agreement with IR. On February 19, 2021, the initial payment of $76,000 was made and on February 24, 2021 the second payment of $76,000 was made, on April 5, 2021 the third payment of $152,000 and on May 5, 2021, the fourth payment of $114,000 was made. The following payments are due over the life of the contract:

June 5, 2021	114,000
July 5, 2021	114,000
August 5, 2021	114,000
Total	$342,000

Under the October 2020 agreement, the Company granted options to purchase 400,000 shares at a price of $0.01 and 2,500,000 shares at $0.25 and exercisable for two years after vesting. These options vest in equal monthly installments over 24 months. In addition, the options early vesting based on the completion date of the statement of work or the IR principle becoming an employee of AppTech Corp. These options had a grant date fair value of $1,399,992 and $8,749,701 using a Black Scholes pricing model. The options to purchase 400,000 shares valued at $1,399,992 were recorded as an expense, as excess fair value of equity issuance, and to purchase 141,411 shares valued at $491,421 were recorded as an asset, as capitalized prepaid software development and licensing, as of March 31, 2021 based on the estimated fair market value of services had the Company developed the platform. The estimated amortization is a 5 years life based on the term of the licensing agreement. The Company may revise the estimated life upon completion of the platform.

On December 21, 2020, the Company sold the domain “bubblepay.com” for $72,500 to a third party.

Employee versus Contractor Classification

The Company compensated various individuals as consultants. Annually, the Company issues Form 1099s for amounts paid to them. In addition, a portion of these consultants did not have arrangements which specified compensation payable to them. The Company risks potential tax and legal actions should these consultants be deemed to be employees by governmental agencies. The Company added all relevant independent contractors as paid full-time employees on April 22nd and April 28th, 2021.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of March 31, 2021 and December 31, 2020. The holders of Series A preferred stock are entitled to one vote per share on an “as converted” basis on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of Series A preferred stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available, therefore on a pro rata basis according to their holdings of shares of Series A preferred stock, on an as converted basis. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into 780 shares common stock.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.001 par value common stock. There were 106,912,672 and 88,511,657, respectively, shares of common stock outstanding as of March 31, 2021 and December 31, 2020. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available, therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the three months ended March 31, 2021 and 2020, the Company issued 247,000 and 2,349,500, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $315,990 and $1,209,185, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete or issued based upon the vesting schedule and the closing market price of the Company’s common stock on the date of the agreement. The amounts were expensed to general and administrative expenses on the accompanying statements of operations. The accounts payable conversion was $152,500 during 2020.

During the year ended December 31, 2020, the Company granted 350,000 shares of common stock to the board of directors valued at $196,700 or $0.562 per share. The shares vest quarterly over the period of approximately one year. The Company valued the stock issuances, earned for the three months ended March 31, 2021, at $49,174 based on the closing market price of the Company’s common stock on the date of the agreement. The amount was expensed to general and administrative expenses on the accompanying statement of operations. The Company will issue 116,668 shares of common stock during 2021 valued at $65,567 based on the closing market price of the Company’s common stock on the date of the agreement, over the remaining term of the directors.

During the three months ended March 31, 2021, the Company issued 5,000 shares of common stock to a merchant in connection with a new contract extension. The Company valued the common stock issuance at $16,250 based upon the closing market price of the Company’s common stock on the date of the agreement. The amount was reflected as a reduction of income on the accompanying statement of operations.

During the three months ended March 31, 2021, the Company issued 200,000 shares of common stock in connection with a judgment purchase agreement from a third party. The judgment is for damages in the amount of $516,932 plus statutory interest against FlowPay Corporation and R. Wayne Steiger. The Company valued the common stock issuance at $1,000,000 based on the closing market price of the Company’s common stock on the date of the judgment purchase.

See Note 9 – Significant Contracts for additional common stock issuance.

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

See Note 9 – Significant Contracts for additional stock options granted.

The fair value of the options is estimated using a Black-Scholes option pricing model with the following range of assumptions:

Market value of common stock on issuance date	$0.562 – $1.57
Expected price	$0.01 – $0.562
Expected volatility	427% – 608%
Expected term (in years)	0.3 – 2.8
Risk-free interest rate	0.11%
Expected dividend yields	—

The following table summarizes option activity:

		Weighted	Weighted
	Number of	Average	Average
	shares	exercise price	remaining years

Outstanding December 31, 2020	7,707,000	$0.21
Cancelled	(1,000,000)	$0.25
Outstanding as of March 31, 2021	6,707,000	$0.21	1.92
Outstanding as of March 31, 2021, vested	699,752	$0.14	1.80

The remaining expense outstanding through March 31, 2021 is $8,451,686 for which $193,407 is expected to be expensed over the next 17 months in general and administrative expense and $8,258,279 is expected to be recorded over the next 22 ½ months as an asset, as capitalized prepaid software development and licensing or as an expense excess fair value of equity issuance over assets received.

On July 28, 2020, the board authorized the Company’s AppTech Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and consultants of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. A total of 5,000,000 shares of common stock were authorized under the AppTech Equity Incentive Plan, for which as of March 31, 2021 a total of 3,244,500 are available for issuance.

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

On March 4, 2021, the Company entered into a common stock repurchase option agreement to purchase or assign 2,000,000 shares of common stock from a related party at $0.20 per share. The common stock repurchase option for 50,000 of the 2,000,000 shares was exercised on March 10, 2021. On March 10, 2021, the Company cancelled the 50,000 shares exercised.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

On March 15, 2021, the Company entered into a common stock repurchase option agreement to purchase or assign 100,000 shares of common stock from a third party at $0.20 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option was exercised on April 7, 2021 for which the Company received $117,500 in proceeds which was recorded as additional paid-in capital.

On March 17, 2021, the Company entered into a common stock repurchase option agreement with a former officer and significant shareholder to purchase or assign 750,000 shares of common stock from a third party at $0.20 per share. The Company assigned its rights to the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 35,000 shares was exercised on April 8, 2021 for which the Company received $28,000 in proceeds which was recorded as additional paid-in capital.

On April 28, 2021, the Company entered into new employment and stock options agreements with its named executive officers. The agreements, among other things, each employment agreement, apart from the Chief Executive Officer which implements a guaranteed bonus structure, shall provide for a starting base salary and potential business development revenue sharing at rates ranging from 20-50%. Each Employment Agreement also provides a potential annual bonus, which is subject to adjustment by the Board from time to time. Further, stock option awards for certain named executives were provided, subject to the applicable vesting schedule. Each Employment Agreement provides that the applicable named executive officer’s employment with us is “at will”. The named executive officers are entitled to receive all other benefits generally available to our executive officers.

On April 29, 2021, nine convertible note holders, including three affiliates and one affiliate’s immediate family member, converted the principal and interest on their respective notes, resulting in $1,207,600 being converted into 4,559,229 shares in the Company.

On May 2, 2021, the Company entered into a debt reduction and confirmation agreement with a significant shareholder. The parties will reduce the outstanding accrued interest in the amount of $275,000.

On May 10, 2021, the Company issued 24,199 shares of common stock to a merchant under the merchant equity program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this quarterly report. This discussion contains forward-looking statements, such as statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of our company and the products and services we expect to offer and other statements contained herein regarding matters that are not historical facts. Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also forward-looking statements which involve risks, uncertainties, and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, our actual results may differ materially from the results discussed in the forward-looking statements.

Business Overview

We intend to simplify and streamline digital financial services for corporations, small and midsized enterprises (“SMEs”) and consumers through innovative payment processing, reconciliation and digital banking technologies that complement our core merchant services capabilities. Our company’s merchant services provide financial processing for businesses to accept cashless and/or contact less payments, such as credit cards, ACH, wireless payments, and more. Our patented, exclusively licensed, and proprietary merchant services software offers, or will offer, integrated solutions for friction less digital and mobile payment acceptance including acceptance of alternative payment methods (“APMs”). We are supplementing these capabilities with software that solves for multi-use case, multi-channel, API-driven, account-based issuer processing for card, digital tokens, and payment transfer transactions. Our scalable business model allows for expansive white-labeling, SaaS, and embedded payment solutions that will drive the digital transformation of financial services and generate diverse revenue streams for our company.

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

A key to the company’s success and market penetration is the continued development of enterprise-grade, patent protected software for SMS text payments via a mobile device. Our patented technology manages text messaging for processing payments, notification, response, authentication, marketing, advertising, information queries and reports. Once an account is established through a multi-currency digital wallet, internet connectivity or a specific application are not required to process payments between merchants and end-users. These features will be particularly beneficial for the unbanked and under banked individuals in developing and emerging markets where access to the internet on a mobile device and modern banking institutions may not be readily available.

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

We are an OTC Pink Open Market traded corporation headquartered in Carlsbad, CA. Our stock trades under the symbol “APCX.” We were founded in 1998 as Health Express USA, Inc. Our business went through name changes in 2005 (CSI Business, Inc.), 2006 (Natural Nutrition Inc.) and 2009 (AppTech Corp.) In 2013, we merged with Transcendent One, Inc., whereby Transcendent One, Inc. and its management took controlling ownership of the Company. From this point forward, we have operated as a merchant services provider, continuing the business conducted by Transcendent One, Inc. In 2017, we acquired certain assets from GlobalTel Media, Inc., or GTM, which included patented, enterprise-grade software for advanced text messaging. In addition to the software and associated databases, the acquisition included four patents and additional intellectual property for mobile payments.

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

Revenues

Our Revenues. We derive our revenue by providing financial processing services to businesses.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three-month periods ended March 31, 2021 and 2020, respectively. We have derived this data from our financial statements included elsewhere in this registration statement.

The Three Months Ended March 31, 2021

Compared to the Three Months Ended March 31, 2020

The following table presents our historical results of operations for the periods indicated:

	Three Months Ended March 31
(in thousands)	2021	2020
Revenue	$100.7	$58.2
Cost of revenue	34.4	23.2
Gross profit	66.3	35.0

Operating expenses
General and administrative	1,780.4	1,415.9
Excess fair value of equity issuance over assets received	63,943.2	—
Research and development	—	12.0
Total operating expenses	65,723.6	1,427.9
Loss from operations	(65,657.3)	(1,392.9)

Other expenses
Interest expense, net	(128.7)	(71.1)
Change in fair value derivative liability	(507.5)	—
Total other expenses	(636.2)	(71.1)
Loss before income taxes	(66,293.5)	(1,464.0)

Provision for income taxes	—	—
Net Loss	$(66,293.5)	$(1,464.0)

Revenue

Revenue increased to $100,663 from $58,157, or 73%, for the three months ended March 31, 2021 from the three months ended March 31, 2020. This increase was principally driven by an increase in processing volume and a decrease in processing fees assessed to the Company.

Cost of Revenue

Cost of revenue increased to $34,399 from $23,225, or 48%, for the three months ended March 31, 2021 from the three months ended March 31, 2020. This increase was driven primarily by increased residual payouts from increased revenue.

General and Administrative Expenses

General and administrative expenses increased to $1,780,360 from $1,415,899, or 26%, for the three months ended March 31, 2021 from the three months ended March 31, 2020, the increase was primarily driven by a purchase of a judgment and an increase in professional related services.

Excess Fair Value of Equity Issuance Over Assets Received

Excess fair value of equity issuance over assets received expenses increased to $63,943,174 from $0, for the three months ended March 31, 2021 from the three months ended March 31, 2020. The increase was primarily due to two major equity issuances for services.

Research and Development Expenses

Research and development expenses decreased to $0 from $12,000, for the three months ended March 31, 2021 from the three months ended March 31, 2020. This decrease was primarily due to various insignificant factors.

Interest Expense, net

Interest expense, net increased to $128,823 from $71,083, or 81%, for the three months ended March 31, 2021 from the three months ended March 31, 2020. The increase was primarily due to a new convertible note agreement.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability increased to $507,542 from $0, for the three months ended March 31, 2021 from the three months ended March 31, 2020. The increase was primarily due to a new convertible note agreement.

Liquidity and Capital Resources

While the company is continuing operations and generating revenues, the company’s cash position is not significant enough to support the company’s daily operations. To the extent that additional funds are necessary to finance operations and meet our long-term liquidity needs as we continue to execute our strategy, we anticipate that they can be obtained through additional indebtedness, equity or debt issuances or both. Using currently available capital resources, management believes we can conduct planned operations for 90 days. Further, management believes we need to raise $3,000,000 to remain in business for the next 12 months.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.

	Three Months Ended March 31,
	2021	2020

Net cash used in operating activities	$(385,458)	$(190,888)
Net cash provided by (used in) investing activities	$(959,500)	$23,411
Net cash provided by financing activities	$1,905,250	$158,481

Cash Flow from Operating Activities

Net cash used in operating activities increased by $194,570 for the three months ended March 31, 2021 from the three months ended March 31, 2020. This increase was principally driven by an increase in residual payouts and professional fees and services.

Cash Flow from Investing Activities

Net cash used by investing activities increased by $982,911 for the three months ended March 31, 2021 from the three months ended March 31, 2020. This increase was principally driven by a significant investment in a capitalized asset.

Cash Flow from Financing Activities

Net cash provided by financing activities increased by $1,746,769 for the three months ended March 31, 2021 from the three months ended March 31, 2020. This increase was principally driven by the increase in proceeds from the sale of repurchase options.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of September 30, 2020, there have been no significant changes to our critical accounting estimates, except as described in Note 2 to our financial statements.

Recent Accounting Pronouncements

As of March 31, 2021, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our financial statements.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three-month period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In November 2017, two shareholders of AppTech, filed a lawsuit against us in the State of California, claiming conversion, aiding and abetting conversion, breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing and declaratory relief. The lawsuit was transferred to the United States District Court for the Southern District of California. We filed an answer, affirmative defenses and counter claims. Management believes that the Plaintiff misrepresented and mislead us during our merger with Transcendent One, Inc. The court encouraged the parties to settle. Even though the Company believes the lawsuit was without merit, the Company has made several offers to settle. On December 19, 2019, the Company entered into a settlement and release agreement. The Company has recorded the liability as of December 31, 2019 for the total obligation of $240,000 to be paid out over three years, which began on February 15, 2020. On January 24, 2021, the parties entered a stipulation modifying the repayment schedule of the settlement to which altered the timing of payments over the three year repayment period. We are current on the modified repayment schedule.

In July of 2020, an owner and corporation having a business opportunity filed a lawsuit in the State of California alleging a breach of contract, intentional misrepresentation, fraudulent inducement of contract, negligent misrepresentation and unjust enrichment relating to a non-binding memorandum of understanding (“MOU”) between the parties and its associated circumstances in 2016 and other alleged representations associated with the proposed partnership between the parties. Process was served on January 8, 2021. The Plaintiffs filed an amended complaint on March 15, 2021. AppTech filed an answer with affirmative defenses on April 26, 2021. Management believes the agreement was non-binding, the statute of limitation has expired and the allegations have no merit. We currently own a judgment against the owner and corporation in the amount of $516,932 plus statutory interest.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2021, we assigned our rights to stock repurchase option agreements to third parties resulting in net proceeds of $1,972,750.

During the three months ended March 31, 2021, 247,000 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $315,990.

During the three months ended March 31, 2021, 87,500 shares of common stock were issued to members of the Board of Directors valued at $49,174.

During the three months ended March 31, 2021, 200,000 shares of common stock were issued to purchase a judgment valued at $1,000,000.

During the three months ended March 31, 2021, 5,000 shares of common stock were issued to a merchant valued at $16,250.

During the three months ended March 31, 2021, 18,011,515 shares of common stock were issued in connection with a strategic partnership valued at $67,543,182.

During the three months ended March 31, 2021, 400,000 and 2,500,000 options to purchase common stock were issued at a price of $0.01 and $0.25 valued at $1,399,992 and $8,749,701, respectively.

All Issuances were exempt from registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities as defined in Rule 144 of the Act.

Item 3. Defaults Upon Senior Securities.

All subordinated notes payable, convertible notes payable and notes payable, with the exception of our convertible note payable to EMA Financial, LLC, our note payable to S.B.A. EDL convertible notes payable and convertible notes payable related parties, with outstanding balances, as of March 31, 2021, of $300,000, $68,300, $170,000 and $372,000, respectively, are currently in default.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (incorporated by reference to Exhibit 3.1 to Form 10-12G/A filed February 14, 2020)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006 (incorporated by reference to Exhibit 3.2 to Form 10-12G/A filed February 14, 2020)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-12G/A filed February 14, 2020)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007 (incorporated by reference to Exhibit 3.4 to Form 10-12G/A filed February 14, 2020)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007 (incorporated by reference to Exhibit 3.5 to Form 10-12G/A filed February 14, 2020)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008 (incorporated by reference to Exhibit 3.6 to Form 10-12G/A filed February 14, 2020)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009 (incorporated by reference to Exhibit 3.7 to Form 10-12G/A filed February 14, 2020)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009 (incorporated by reference to Exhibit 3.8 to Form 10-12G/A filed February 14, 2020)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010 (incorporated by reference to Exhibit 3.9 to Form 10-12G/A filed February 14, 2020)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010 (incorporated by reference to Exhibit 3.10 to Form 10-12G/A filed February 14, 2020)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010 (incorporated by reference to Exhibit 3.11 to Form 10-12G/A filed February 14, 2020)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (incorporated by reference to Exhibit 3.12 to Form 10-12G/A filed February 14, 2020)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (incorporated by reference to Exhibit 3.13 to Form 10-12G/A filed February 14, 2020)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010 (incorporated by reference to Exhibit 3.14 to Form 10-12G/A filed February 14, 2020)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011 (incorporated by reference to Exhibit 3.15 to Form 10-12G/A filed February 14, 2020)

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (incorporated by reference to Exhibit 3.16 to Form 10-12G/A filed February 14, 2020)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011 (incorporated by reference to Exhibit 3.17 to Form 10-12G/A filed February 14, 2020)

3.18	AppTech Corp. Bylaws dated May 07, 2013 (incorporated by reference to Exhibit 3.18 to Form 10-12G/A filed February 14, 2020)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013 (incorporated by reference to Exhibit 3.19 to Form 10-12G/A filed February 14, 2020)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013 (incorporated by reference to Exhibit 3.20 to Form 10-12G/A filed February 14, 2020)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015(incorporated by reference to Exhibit 3.21 to Form 10-12G/A filed February 14, 2020)

4.1	Specimen Stock Certificate of AppTech Corp.’s Common Stock (incorporated by reference to Exhibit 4.1 to Form 10-12G/A filed February 14, 2020)

10.1	Asset Purchase Agreement dated December 04, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-12G/A filed February 14, 2020)

10.2	Amendment to Asset Purchase Agreement dated June 22, 2017 (incorporated by reference to Exhibit 10.2 to Form 10-12G/A filed February 14, 2020)

10.3	Lease Agreement dated November 15, 2018 (incorporated by reference to Exhibit 10.3 to Form 10-12G/A filed February 14, 2020)

10.4	Engagement Letter dated September 23, 2019 (incorporated by reference to Exhibit 10.4 to Form 10-12G/A filed February 14, 2020)

10.5	Lease & Purchase Option Agreement dated January 22, 2020 (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 30, 2020)

10.6	Subscription License and Service Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 7, 2020)

10.7	Digital Banking Platform Operating Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 7, 2020)

10.8	Subscription License Order Form dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 7, 2020)

10.9	Registration Rights Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.4 to Form 8-K filed October 7, 2020)

10.10	Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 26, 2020)

10.11	Amendment No. 1 to the Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems (incorporated by reference to Exhibit 10.11 to Form S-1 filed February 16, 2021)

10.12	Amended and Restated Subscription License and Service Agreement dated as of February 11, 2021, by and among AppTech Corp. and NEC Payments B.S.C. (c).PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 18, 2021)

10.13	Amended and Restated Digital Banking Platform Operating Agreement dated as of February 11, 2021, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 18, 2021)

10.14	Amended and Restated Subscription License Order Form dated as of February 11, 2021, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.3 to the Form 8-K filed February 18, 2021)

10.15	Independent Contractor Agreement, dated as of February 23, 2021 by and among AppTech Corp. and Innovations Realized, LLC. PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 01, 2021)

10.16	Amended and Restated Strategic Partnership Agreement dated as of April 27, 2021, by and among AppTech Corp. And Silver Alert Services LLC, doing business as LifeLight Systems (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 03, 2021)

14	AppTech Code of Business Conduct (incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2020)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 17, 2021

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 17, 2021

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated May 17, 2021

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated May 17, 2021

99.1	Audit Committee Charter (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 16, 2020)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 16, 2020)

99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form S-1 filed February 16, 2021)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Corp.

Date: May 17, 2021	By:	/s/ Luke D’Angelo
Luke D’Angelo
Chief Executive Officer and Chairman

Date: May 17, 2021	By:	/s/ Gary Wachs
Gary Wachs
Chief Financial Officer

