Form 10-Q
period 2021-06-30
AppTech Corp.
filed 2021-08-16
CIK 1070050

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “ accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 13, 2021, the latest practicable date, the registrant had 111,915,122 shares of common stock (par value 0.001).

AppTech Corp.

Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this Quarterly on Form 10-Q of AppTech Corp. (we, our, AppTech or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

●	uncertainty associated with anticipated launch of our digital banking, text payment platform and other potential advanced payment solutions we intend to launch in the future;

●	substantial investment and costs associated with new potential revenue streams and their corresponding contractual obligations;

●	dependence on third-party channel and referral partners, who comprise a significant portion of our sales force, for gaining new clients;

●	a slowdown or reduction in our sales in due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

●	uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of the products we offer or intend to offer in the future;

●	dependence on third-party payment processors to facilitate our merchant services capabilities;

●	delay in or failure to obtain regulatory approval of our digital banking, text payment system or any future products in additional countries;

●	our ability to operate our business while timely making payments pursuant to our loan agreements;

●	our need to raise additional financing to fund daily operations and successfully grow our Company;

●	our ability to retain and recruit appropriate employees, in particular a productive sales force;

●	current and future laws and regulations;

●	general economic uncertainty associated with the Covid-19 pandemic;

●	the adverse effects of COVID-19, and its unpredictable duration, in regions where we have customers, employees and distributors;

●	the adverse effects of COVID-19 on processing volumes resulting from (a) limitations on in-person access to our merchants’ businesses or (b) the unwillingness of customers to visit our merchants’ businesses;

●	the possibility that the economic impact of COVID-19 will lead to changes in how consumers make purchases and we are unable to monetize such changes;

●	the possibility that the economic impact of COVID-19, and its associated high unemployment rate, will lead to less consumer spending thus resulting in loss of revenues; and

●	the possibility that the economic impact of COVID-19, will result in our merchants’ businesses failing to reopen once restrictions are further eased.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APPTECH CORP.

FINANCIAL STATEMENTS

APPTECH CORP.

BALANCE SHEETS

JUNE 30, 2021 AND DECEMBER 31, 2020

(UNAUDITED)

	June 30,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$354,180	$57,497
Accounts receivable	72,830	40,635
Prepaid expenses	36,667	6,696
Total current assets	463,677	104,828

Capitalized prepaid software development and license	6,830,922	—
Prepaid offering cost	25,000	—
Note receivable	17,500	17,500
Right of use asset	219,234	249,825
Security deposit	7,536	7,536
TOTAL ASSETS	$7,563,869	$379,689

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,269,543	$1,635,384
Accrued liabilities	1,951,096	2,632,334
Right of use liability	56,636	52,161
Stock repurchase liability	430,000	430,000
Loans payable related parties	—	34,400
Convertible notes payable, net of $83,017 and $280,174 debt discount	626,483	639,826
Convertible notes payable related parties	—	372,000
Notes payable	1,108,078	1,104,981
Notes payable related parties	708,493	708,493
Derivative liabilities	628,299	597,948
Total current liabilities	6,778,628	8,207,527

Long-term liabilities
Accounts payable	35,000	75,000
Right of use liability	194,817	224,492
Notes Payable, net of current portion	64,304	67,400
Total long-term liabilities	294,121	366,892

TOTAL LIABILITIES	7,072,749	8,574,419

Commitments and contingencies (Note 8)

Stockholders’ Equity (Deficit)
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 111,889,370 and 88,511,657 and outstanding at June 30, 2021 and December 31, 2020, respectively	111,890	88,512
Additional paid-in capital	117,960,935	36,664,488
Accumulated deficit	(117,581,705)	(44,947,730)
Total stockholders’ equity (deficit)	491,120	(8,194,730)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,563,869	$379,689

See accompanying notes to the financial statements.

APPTECH CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2021	2020	2021	2020

Revenues	$151,021	$77,853	$251,538	$136,010

Cost of revenues	35,860	31,737	70,258	54,962

Gross profit	115,161	46,116	181,280	81,048
Operating expenses:
General and administrative, including stock based compensation of $224,186, $81,554, $1,589,350 and $1,290,739, respectively	3,560,692	276,207	5,340,907	1,692,104
Excess fair value of equity issuance over assets received	1,090,716	—	65,033,890	—
Research and development	—	34,250	—	46,251

Total operating expenses	4,651,408	310,457	70,374,797	1,738,355

Loss from operations	(4,536,247)	(264,341)	(70,193,517)	(1,657,307)

Other income (expenses)
Interest expense	(2,431,736)	(71,083)	(2,560,558)	(142,167)
Change in fair value of derivative liability	452,443	—	(55,099)	—
Forgiveness of debt	—	9,000	—	9,000
Other income (expenses)	175,063	—	175,200	—

Total other expenses	(1,804,230)	(62,083)	(2,440,457)	(133,167)

Loss before provision for income taxes	(6,340,477)	(326,424)	(72,633,974)	(1,790,474)

Provision for income taxes	—	—	—	—

Net loss	$(6,340,477)	$(326,424)	$(72,633,974)	$(1,790,474)

Basic and diluted net loss per common share	$(0.06)	(0.00)	$(0.71)	$(0.02)
Weighted-average number of shares used basic and diluted per share amounts	102,911,078	86,536,841	102,911,078	85,413,932

See accompanying notes to the financial statements.

APPTECH CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS AND THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Series A Preferred		Common Stock		Additional Paid-	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)

Balance December 31, 2019	14	$—	84,153,825	$84,154	$33,230,869	$(40,760,413)	$(7,445,390)

Net loss	—	—	—	—	—	(1,464,050)	(1,464,050)
Imputed interest	—	—	—	—	3,450	—	3,450
Common stock issued for services	—	—	2,349,500	2,350	1,206,835	—	1,209,185
Proceeds from sale of repurchase option	—	—	—	—	186,531	—	186,531

Balance March 31, 2020	14	$—	86,503,325	$86,504	$34,627,685	$(42,224,463)	$(7,510,274)

Net loss	—	—	—	—	—	(326,424)	(326,424)
Imputed interest	—	—	—	—	3,450	—	3,450
Common stock issued for services	—	—	174,500	174	81,380	—	81,554
Proceeds from sale of repurchase option	—	—	—	—	19,250	—	19,250

Balance June 30, 2020	14	$—	86,677,825	$86,678	$34,731,765	$(42,550,887)	$(7,732,444)

Balance December 31, 2020	14	$—	88,511,657	$88,512	$36,664,488	$(44,947,730)	$(8,194,730)

Net loss	—	—	—	—	—	(66,293,498)	(66,293,498)
Imputed interest	—	—	—	—	3,450	—	3,450
Issuance of stock options for board of directors	—	—	—	—	17,559	—	17,559
Issuance of stock options for services	—	—	—	—	29,999	—	29,999
Issuance of options for capitalized prepaid software development and license	—	—	—	—	1,891,414	—	1,891,414
Common stock issued for board of directors	—	—	87,500	87	49,087		49,174
Common stock issued for services	—	—	247,000	247	315,743	—	315,990
Common stock issued for merchant equity	—	—	5,000	5	16,245	—	16,250
Common stock issued for judgment	—	—	200,000	200	999,800	—	1,000,000
Common stock issued for capitalized prepaid software development and license	—	—	18,011,515	18,012	67,525,170	—	67,543,182
Common stock cancelled	—	—	(150,000)	(150)	(9,850)	—	(10,000)
Proceeds from sale of repurchase option	—	—	—	—	1,972,750	—	1,972,750

Balance March 31, 2021	14	$—	106,912,672	$106,913	$109,475,855	$(111,241,228)	$(1,658,460)

Net loss	—	—	—	—	—	(6,340,477)	(6,340,477)
Imputed interest	—	—	—	—	3,450	—	3,450
Issuance of stock options for board of directors	—	—	—	—	15,217	—	15,217
Issuance of stock options for services	—	—	—	—	2,746,385	—	2,746,385
Issuance of options for capitalized prepaid software development and license	—	—	—	—	1,090,716	—	1,090,716
Common stock issued for board of directors	—	—	87,500	88	49,087		49,175
Common stock issued for services	—	—	106,053	106	174,905	—	175,011
Common stock issued for merchant equity program	—	—	26,250	26	2,095	—	2,121
Common stock issued for convertible notes payable, accrued interest, derivative liabilities, and accounts payable	—	—	4,756,895	4,757	3,945,225	—	3,949,982
Proceeds from sale of repurchase option	—	—	—	—	458,000	—	458,000

Balance June 30, 2021	14	$—	111,889,370	$111,890	$117,960,935	$(117,581,705)	$491,120

See accompanying notes to the financial statements.

APPTECH CORP.

STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	June 30,	June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,633,974)	$(1,790,474)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board of directors	32,776	—
Issuance of stock options for service	4,176,376	—
Stock issued for board of directors	98,349	—
Stock issued for services	491,001	1,290,739
Stock issued for merchant equity	16,250	—
Stock issued for purchase of judgment	1,000,000	—
Stock issued for excess fair value of equity over assets received	63,633,898	—
Stock issued for excess fair value of equity issuance	2,490,884	—
Imputed interest on notes payable	6,900	6,900
Amortization of debt discount	177,157	—
Gain on extinguishment of accounts payable	(174,925)	—
Change in fair value of derivative liabilities	55,099	—
Changes in operating assets and liabilities:
Accounts receivable	(32,195)	(11,635)
Prepaid expenses	(29,971)	—
Accounts payable	(22,665)	134,464
Accrued liabilities	(15,517)	139,754
Right of use asset and liability	5,391	17,241
Net cash used in operating activities	(725,166)	(213,011)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit escrow	—	25,000
Capitalized prepaid software development and license	(1,339,501)	—
Security deposit	—	(1,589)
Net cash provided (used) by investing activities	(1,339,501)	23,411

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for offering costs	(25,000)	—
Proceeds on loans payable – related parties	—	750
Payments on loans payable - related parties	(34,400)	(31,550)
Repurchase of common stock - related party	(10,000)	—
Proceeds from sale of repurchase options	2,430,750	205,781
Net cash provided by financing activities	2,361,350	174,981

Changes in cash and cash equivalents	296,683	(14,619)
Cash and cash equivalents, beginning of period	57,497	24,159
Cash and cash equivalents, end of period	$354,180	$9,540

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non cash investing and financing activities:
Common stock issued for conversion of accounts payable	$206,250	—
Forgiveness of debt through conversion of accounts payable	$174,925	—
Common stock issued convertible notes, accrued interest and derivative liabilities	$1,252,848	—
Common stock and options issued for capitalized software and licensing costs	$5,491,421	$—

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

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated liabilities related to various vendors in which communications have ceased, contingent liabilities, realization of tax deferred tax assets and capitalization of software development. Actual results could differ from those estimates.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (“FDIC”) insurance premiums. The Company has never experienced any losses related to these balances.

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. The Company currently uses six financial institutions to service their merchants for which represented 100% of accounts receivable as of June 30, 2021 and 2020. The loss of one of these financial institutions would not have a significant impact on the Company’s operations as there are additional financial institutions available to the Company. For the six months ended June 30, 2021 and 2020, the one merchant (customer) represented approximately 46% and 41% of the total revenues, respectively. The loss of this customer would have significant impact on the Company’s operations.

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

Consideration paid to customers such as amounts earned under our customer equity incentive program, are recorded as a reduction to revenues. There were no amounts paid or incurred during the six months ended June 30, 2021 and 2020.

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

The following table presents liabilities that are measured and recognized at fair value as of June 30, 2021 and December 31, 2020 on recurring basis:

	June 30, 2021
				Total Carrying
	Level 1	Level 2	Level 3	Value
Derivative liabilities	—	—	628,299	628,299

	December 31, 2020
				Total Carrying
	Level 1	Level 2	Level 3	Value
Derivative liabilities	—	—	597,948	597,948

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

The number of common stock equivalents not included in diluted income per share was 10,315,337 and 5,540,288 for the six months ended June 30, 2021 and 2020, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	June 30, 2021	June 30, 2020

Series A preferred stock	10,920	10,920
Convertible debt	1,770,083	5,529,368
Warrants	200,000	—
Options	6,707,500	—
Common stock	3,395,500	—
Total	12,084,003	5,540,288

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, during the six months ended June 30, 2021 and 2020, the Company incurred a net loss of $72,633,974 and $1,790,474 and used cash of $725,166 and $213,011 in operating activities. In addition, the Company had a working capital deficit of $6,589,951 and an accumulated deficit of $117,581,705 as of June 30, 2021. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, the Company intends to raise additional funds through public or private debt and/or equity offerings. During 2021, the Company received $2,430,750 from eleven sales of a repurchase option. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern, however, such are not guaranteed. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. Subsequent to June 30, 2021, the Company has received an additional $0 through August 9, 2021. As of the date of these financial statements, the Company has not finalized a commitment for additional capital. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Risks and Uncertainties

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Since the Company derives its revenues from processing of purchases from our merchant services clients, a downturn in economic activity, such as associated with the current coronavirus pandemic, could reduce the volume of purchases it processes, and thus its revenues. In addition, such a downturn could cause its merchant customers to cease operations permanently decreasing our payment processing unless new customers are found. We may also face additional difficulty in raising capital during an economic downturn. The effects of the pandemic had significant impact on revenue at the beginning of the pandemic and the processors gave significant concessions of reduced fees to minimize the impact of the pandemic. The revenue began to increase after several months as the economy began to open up using different methods of purchasing especially online purchasing, as well as, the Company has been able to add new customers. The continuing effects of the potential impact cannot be estimated at this time.

Additionally, it is reasonably possible that the estimates made in the financial statements have been, or will be materially and adversely impacted in the near term as a result of these conditions. Also, if the development of the Company’s payment platform is not successful, the software development costs will need to be expensed instead of capitalized.

NOTE 4 – PATENTS

Patents

On June 22, 2017, AppTech executed an Amendment to Asset Purchase Agreement with GlobalTel Media, Inc. In connection with the asset purchase agreement, 5,000,000 shares of common stock were issued to GlobalTel Media, Inc. The Company valued the common stock issuance at $1,000,000 based on the closing market price of the Company’s common stock on the date in which the performance was complete. This amendment revived the original asset purchase agreement dated December 4, 2013 to purchase the assets of GlobalTel Media, Inc. (AppTech and GlobalTel agree that the asset purchase agreement dated September 30, 2015 is null and void), which include, but is not limited to, all intellectual property, United States Patent Trademark Office (“USPTO”) issued patents, enterprise-grade, patent protected software and intellectual property for advanced messaging incorporating secure payments, databases, documentation, copyrights, trademarks, registrations, and all current development work in process of USPTO application approval; more specifically but not limited to USPTO 8,073,895 & 8,572,166 “System and Method for Delivering Web Content to a Mobile Device”, USPTO 8,315,184 “Computer to Mobile Two-Way Chat System and Method”, and USPTO 8,369,828 “Mobile-to-Mobile Payment System and Method”. GlobalTel’s technology focuses on SMS text-based applications, social media and mobile payment. The USPTO assigned the patents to AppTech on July 25, 2017. AppTech, as part of the various agreements, agreed to pay $1,600,000 which included an assumption of certain liabilities, including costs incurred to continue development of the patents, as well as guaranteed payment of 25% of the net proceeds on revenue created by the patents up to $26,600,000. As of June 30, 2021 and December 31, 2020, amounts included in accounts payable related to the assumption of liabilities in connection with the patents were $280,000 and $280,000, respectively. The Company has expensed the cost of the patents as research and development costs as the future estimated cash flow expected cannot be reasonably estimated at the time of the expense.

See Note 9 for more information on capitalized prepaid software development and license.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2021 and December 31, 2020 consist of the following:

	June 30, 2021	December 31, 2020

Accrued interest – related parties	$378,650	$1,039,977
Accrued interest – third parties	1,260,495	1,395,133
Accrued payroll	52,946	—
Accrued PTO	42,331	—
Accrued residuals	89,096	62,174
Accrued merchant equity	88,903	91,023
Other	38,675	44,027
Total accrued liabilities	$1,951,096	$2,632,334

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

The Company accounts for the value of the shares under the program as a sales incentive and thus the amounts in connection with the Program are recorded as a reduction to revenues. As of June 30, 2021, the Company has an obligation to issue approximately 750,000 shares of the Company’s common stock issuable under the Program.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funds operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of June 30, 2021 and 2020. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Loans Payable – Related Parties

During the six months ended June 30, 2021 and 2020, the Company obtained (paid) $(34,400) and $(30,800) loans payable from related parties, net. As of June 30, 2021 and December 31, 2020, the balance of the loans payable was $0 and $34,400, respectively. The loans payable are due on demand, unsecured and non-interest bearing as there are no formal agreements executed.

Subordinated Notes Payable

In 2016, the Company issued $350,000 in subordinated notes payable to third parties. The subordinated notes payable were due in 30 to 180 days and incurred interest at 10% per annum. As of June 30, 2021 and December 31, 2020, accrued interest related to the subordinated notes was $171,045 and $153,545, respectively. The Company is currently in default of the subordinated note agreements.

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

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $177,157, amounted to $194,945 for the six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, the convertible note payable discount is $83,017 and $280,174 and will be amortized over the life of the convertible note payable in 2021. As of June 30, 2021 and December 31, 2021, the derivative liability is as follows:

	June 30, 2021	December 31, 2021
Convertible note payable	$332,200	$378,134
Warrants	296,099	219,814
Total notes and convertible notes payable	$628,299	$597,948

See Note 9 – Convertible note and warrant lawsuit.

In 2017, the Company received $222,000 in convertible notes payable from related parties. The convertible notes payable are unsecured, were due in 180 days, incur interest at 10% per annum and are convertible at $0.10 per share. As of December 31, 2020, accrued interest related to the convertible notes was $76,187. On the date of the agreement, Management calculated the beneficial conversion feature in connection with the convertible notes payable and recorded a discount of $222,000. The Company amortized the discount over the term of the convertible notes payable of 180 days. On February 24, 2021, the chief executive officer assigned $200,000 in convertible notes to direct relative. On April 29, 2021, the Company issued 3,055,875 shares of the Company’s common stock to the convertible notes payable holders in connection with debt conversion. The closing market price of the Company’s common stock on the date of the agreement was used to value the excess fair value of equity issuance. The amounts were reflected as a reduction of convertible notes payable and accrued interest, as well as, excess fair value of equity issuance as follows:

Convertible note payable	$222,000
Accrued interest	83,588
Excess fair value of equity issuance	1,379,193
Total	$1,684,781

In 2015, the Company issued $50,000 in convertible notes payable. The convertible notes payable are unsecured, were due in nine months, incur interest at 10% per annum and are convertible at $1.00 per share. As of June 30, 2021 and December 31, 2020, the accrued interest related to the convertible notes was $28,334 and $25,833, respectively. The Company is currently in default on the convertible note payable.

In 2014, the Company issued $400,000 in convertible notes payable. The convertible notes payable are unsecured, due in periods ranging up to one year, incurring interest between 10% to 12% per annum and are convertible at prices ranging from $0.33 to $1.00 per share. In addition, the Company issued 400,000 shares of common stock in connection with the convertible notes payable. The Company had the obligation to repurchase the 400,000 shares of common stock at $1.00 per share within one year of the note issuance date. As of June 30, 2021 and December 31, 2020, the Company held the obligation to repurchase the shares for $400,000. As of June 30, 2021 and December 31, 2020, the accrued interest related to the convertible notes was $247,583 and $227,083, respectively. The Company is currently in default of the note agreements.

In 2008 and 2009, the Company issued $320,000 in convertible notes payable, of which $150,000 was from related parties. The convertible notes payable are currently due on demand, incur interest at 15% per annum, and convertible at $0.60 per share. As of December 31, 2020, accrued interest related to the convertible notes was $564,013 of which $265,875 was due to related parties. On April 29, 2021, the Company issued 1,500,021 shares of the Company’s common stock, of which 705,625 shares of common stock were issued to related parties to the convertible note holders in connection with debt conversion. The closing market price of the Company’s common stock on the date of the agreement was used to value the excess fair value of equity issuance. The amounts were reflected as a reduction of convertible notes payable and accrued interest, as well as, excess fair value of equity issuance as follows:

Convertible notes payable	$170,000
Convertible notes payable – related parties	150,000
Accrued interest	306,637
Accrued interest – related parties	273,375
Excess fair value of equity issuance	587,723
Excess fair value of equity issuance – related parties	523,968
Total	$2,011,703

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with U.S. Small Business Administration for $68,200 in proceeds. The notes payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. All payments of principal and interest are deferred for twelve months with the first $333 payment due July 1, 2021. As of June 30, 2021 and December 31, 2020 the balance of the note payable was $68,300, and accrued interest was $2,561 and $1,281, respectively.

In 2016, the Company issued $143,000 in notes payable to third parties. The notes payable were due in ninety days or less. During 2019, the Company paid $36,000 in notes payable. The Company is currently in default of the note agreements.

Two significant shareholders funded the Company’s operations through notes payable in primarily 2009 and 2010. The notes payable incur interest at 10% per annum and were due on December 31, 2016. The Company is currently in default of the note agreements. As of June 30, 2021 and December 31, 2020, the aggregate balance of the notes payable was $620,355 and accrued interest was $367,873 and $638,016, respectively. On May 2, 2021, the Company entered into a debt reduction and confirmation agreement with a significant shareholder. The parties agreed to reduce the outstanding accrued interest in the amount of $275,000.

In 2008, the Company entered into a note payable with a third party for $10,000 in total proceeds. The note payable is currently in default and has a flat interest amount due of $21,000. As of June 30, 2021 and 2020, the Company was in default of the note agreement and the entire amount of $21,000 has been included within accrued interest. Since the notes payable do not incur interest, the Company imputed interest at $500 and $500, respectively, which represented an interest rate of 10% per annum during the six months ended June 30, 2021 and 2020.

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

In 2007 and 2008, the Company entered into notes payable with a related party for $46,000 in proceeds. The notes payable were due on demand and incurred interest at 12% per annum. These were combined into a single note agreement in 2014. As of June 30, 2021 and December 31, 2020, the balance on the note payable was $88,136 and accrued interest related to the note payable was $65,228 and $59,900, respectively. The Company is currently in default of the note payable agreement.

In 2007, the Company entered into note payable with a third party for $128,000 in proceeds. Under the terms of the agreement the holder received a flat interest amount of $37,496. The Company is currently in default of the note payable agreement and the entire amount of $37,496 has been included within accrued interest. Since the note payable did not incur interest, the Company imputed interest at $6,400 and $6,400, respectively, which represented an interest rate of 10% per annum during the six months ended June 30, 2021 and 2020.

In 2007, the Company entered into note payable with a third party for $221,800 in proceeds. The note payable is currently in default and incurs interest at 10% per annum. On December 31, 2013, the holder received an arbitration settlement for the principal and accrued interest. As of June 30, 2021 and December 31, 2020, the Company was in default of the arbitration settlement. As of June 30, 2021 and December 31, 2020, accrued interest related to the note payable was $490,284 and $470,143, respectively.

In 2007, the Company entered into note payable with a significant shareholder for $58,600 in proceeds. The note payable is currently due on demand and incurs interest at 10% per annum. As of June 30, 2021 and December 31, 2020, accrued interest related to the note payable was $79,303 and $76,372, respectively. The Company is currently in default of the note agreement.

NOTE 7–DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants were recorded as derivative liabilities on the issuance date and revalued at June 30, 2021 and December 31, 2020.

Based on the convertible notes described in Note 6, the derivative liability day one loss is $389,712 and the change in fair value at June 30, 2021 and December 31, 2020 is $30,351 and $71,464. The fair value of applicable derivative liabilities on note, warrants and change in fair value of derivative liability are as follows for the six months ended June 30, 2021.

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of December 31, 2020	378,134	219,814	597,948
Change in fair value	(21,186)	76,285	55,099
Change in fair value due to conversion	(24,748)	—	(24,748)
Balance as of June 30, 2021	$332,200	$296,099	$628,299

At June 30, 2021, the fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.67
Expected volatility	66.2%
Expected term (in years)	0.11
Risk-free interest rate	0.13%

At June 30, 2021, the fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.67
Expected volatility	97.7%
Expected term (in years)	4.39
Risk-free interest rate	0.59%

NOTE 8–RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of June 30, 2021, including the total amount of imputed interest related:

Years ended December 31:

2021	$41,380
2022	85,039
2023	87,590
2024	90,217
2025	7,536
Operating Lease Total	$311,762
Less: Imputed interest	(57,309)
Total	$254,453

The rent expense was $30,591 and $21,914 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 9 - COMMITMENTS AND CONTIGENCIES

Litigation

Former Shareholders Lawsuit

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

Years ended December 31:

2021	$40,000
2022	75,000
Total	$115,000

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

Other Lawsuit

In July of 2020, an owner and corporation having a business opportunity filed a lawsuit in the State of California alleging a breach of contract, intentional misrepresentation, fraudulent inducement of contract, negligent misrepresentation and unjust enrichment relating to a non-binding memorandum of understanding (“MOU”) between the parties and its associated circumstances in 2016 and other alleged representations associated with the proposed partnership between the parties. Process was served on January 8, 2021. The Plaintiffs filed an amended complaint on March 15, 2021. The Company filed an answer with affirmative defenses on April 26, 2021. The lawsuit is in the beginning stages of discovery. Management believes the agreement was non-binding, the statute of limitation has expired and the allegations have no merit. We currently own a judgment against the owner and corporation in the amount of $516,932 plus statutory interest.

Convertible Note and Warrant Lawsuit

In July 2021, an entity possessing a convertible note and warrant filed a lawsuit in the Southern District of New York for specific performance, breach of contract, permanent injunction, and attorney’s fees. The Company believes that the plaintiff is acting as an unlicensed dealer and utilized unlicensed brokers to induce the Company into the contracts thereby voiding the agreements. Prior to the plaintiff filing suit, the Company provided demand letters to the plaintiff and their coconspirators, and filed complaints with the SEC, FINRA and California Division of Corporations. The Company has not yet filed its answer but anticipates filing counter and cross suits in the near future.

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

Silver Alert Services, LLC

In August 2020, the Company entered into a strategic partnership with Silver Alert Services, LLC. doing business as Lifelight Systems (“Lifelight”), expanding into the telehealth sphere. The partnership will expand AppTech’s reach into new markets and provide advanced technological solutions for the telehealth and personal emergency response systems markets. The strategic partnership provides a promissory note to Lifelight for up to $1.0 million dollars with an interest rate of three percent per annum upon successful completion of Lifelight’s Personal Emergency Response System (“PERS”) pilot program. Also, Lifelight is granted an option for the right to purchase 4,500,000 shares of AppTech Corp. for which 1 million are exercisable at $0.01 and 3,500,000 are exercisable at $0.25 for which vest upon the successful completion of the PERS pilot program and are exercisable for 24 months. These options had a grant date fair value of at $1,549,999 and $5,424,987, respectively using a Black-Scholes options pricing model. No stock-based compensation was recorded during the six months ended June 30, 2021 as vesting was determined to be highly improbable.

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

On March 29, 2021, the Company amended its strategic partnership agreement and purchase option agreement dated December 30, 2020. The amendment altered the agreement reducing the options to purchase to one million shares at a price of $0.01 and two million five thousand shares of stock at $0.25. These options had a grant date fair value of $2,329,999 and $5,824,980, respectively using a Black-Scholes options pricing model. No stock-based compensation was recorded during the six months ended June 30, 2021 as vesting was determined to be highly improbable.

The Company’s ability to deliver on the $1,000,000 loan and fulfill its 50% obligation in 2020 was greatly impacted by the ongoing Covid 19 pandemic. Nursing homes and other senior living facilities were in lock down which did not allow the Silver Alert team into facilities for set-up and equipment training. As of August 9, 2021, the team still does not have access to these facilities and thus revenue could not be generated. Both parties agreed the delay was in the best interest of the long-term growth of the partnership. The Company will assess the probability of vesting at the end of each reporting period.

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

On February 19, 2021, the Company completed and validated its contractual obligations and paid to NECP the $100,000 engagement fee. On February 29, 2021, the Company paid the initial fee of $707,500 to NECP prior to the Funding Date. On March 25, 2021, the Company issued 18,011,515 shares of common stock to NEC on a fully diluted basis with piggyback rights. The Company valued the common stock issuance at $67,543,182 based upon the closing market price on the effective date of the transaction based on the closing market price of the Company’s common stock. The issuance was recorded as a $5,000,000 asset, as capitalized prepaid software development and licensing and $62,543,182 as an expense, as excess fair value of equity issuance over assets received, as of June 30, 2021 based on the estimated fair market value of services had the Company developed improvements and additional functionality of the NECP platform. The estimated amortization is a 5 years life based on the term of the licensing agreement. The Company may revise the value of the asset and estimated life as more information is made available.

The initial fees paid within three business days from the effective date and at or before the Funding Date included the following costs:

Engagement Fee	$100,000
License subscription fee (50% due at Funding Date)	375,000
Annual maintenance subscription fee (first year)	112,500
Implementation fee (50% due at Funding Date)	162,500
Infrastructure implementation fee (50% due at Funding Date)	32,500
Training fee (50% due at Funding Date)	25,000
Total	$807,500

As of June 30, 2021, the following payments are due in the intervals noted over the five-year life of the Restated Agreements:

License subscription fee (second 50% due at Subscription Ready Date)	$375,000
Annual maintenance subscription fees ($112,500 annually)	450,000
Implementation fees (50% due at Subscription Ready Date)	162,500
Infrastructure implementation fees (50% due at Subscription Ready Date)	32,500
Training fees (50% due at Subscription Ready Date)	25,000
Infrastructure support fees ($6,000 monthly after Subscription Ready Date)	360,000
Total	$1,405,000	*

*	Infrastructure Hosting Fees, which are pass through hosting fees from a hosting partner are excluded from this calculation.

Innovations Realized LLC

On October 2, 2020, the Company entered into an independent contractor services agreement with Innovations Realized, LLC (“IR”) to develop a strategic operating plan focused on the design, execution and go to market implementation of the NECP platform to enter the United States market.

On February 18, 2021, the Company entered into an amended independent contractor services agreement with IR. On February 19, 2021, the initial payment of $76,000 was made and on February 24, 2021 the second payment of $76,000 was made, on April 5, 2021 the third payment of $152,000 and on May 5, 2021, the fourth and fifth payment of $114,000 was made. The following payments are due over the life of the contract:

July 5, 2021	114,000
August 5, 2021	114,000
Total	$228,000

Under the October 2020 agreement, the Company granted options to purchase 400,000 shares at a price of $0.01 and 2,500,000 shares at $0.25 and exercisable for two years after vesting. These options vest in equal monthly installments over 24 months. In addition, the options early vesting based on the completion date of the statement of work or the IR principle becoming an employee of AppTech Corp. These options had a grant date fair value of $1,399,992 and $8,749,701 using a Black Scholes pricing model. The options to purchase 400,000 shares valued at $1,399,992 were recorded as an expense, as excess fair value of equity issuance, and to purchase 141,411 shares valued at $491,421 were recorded as an asset, as capitalized prepaid software development and licensing, as of June 30, 2021 based on the estimated fair market value of services had the Company developed the platform. The estimated amortization is a 5 years life based on the term of the licensing agreement. The Company may revise the estimated life upon completion of the platform.

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

Executive Compensation

On April 28, 2021, the Company entered into new employment and stock options agreements with its named executive officers. The agreements, among other things, each employment agreement, apart from the Chief Executive Officer which implements a guaranteed bonus structure, shall provide for a starting base salary and potential business development revenue sharing at rates ranging from 20-50% of net processing revenue. Each Employment Agreement also provides a potential annual bonus, which is subject to adjustment by the Board from time to time. Further, stock option awards for certain named executives were provided, subject to the applicable vesting schedule. Each Employment Agreement provides that the applicable named executive officer’s employment with us is “at will”. The named executive officers are entitled to receive all other benefits generally available to our executive officers.

NOTE 10 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of June 30, 2021 and December 31, 2020. The holders of Series A preferred stock are entitled to one vote per share on an “as converted” basis on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of Series A preferred stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available, therefore on a pro rata basis according to their holdings of shares of Series A preferred stock, on an as converted basis. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into 780 shares common stock.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.001 par value common stock. There were 111,889,370 and 88,511,657, respectively, shares of common stock outstanding as of June 30, 2021 and December 31, 2020. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available, therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the six months ended June 30, 2021 and 2020, the Company issued 353,053 and 2,524,000, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $491,001 and $1,290,739, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete or issued based upon the vesting schedule and the closing market price of the Company’s common stock on the date of the agreement. The amounts were expensed to general and administrative expenses on the accompanying statements of operations. The accounts payable conversion was $381,175 and $152,500 during 2021 and 2020, respectively.

During the year ended December 31, 2020, the Company granted 350,000 shares of common stock to the board of directors valued at $196,700 or $0.562 per share. The shares vest quarterly over the period of approximately one year. The Company valued the stock issuances, earned for the six months ended June 30, 2021, at $98,349 based on the closing market price of the Company’s common stock on the date of the agreement. The amount was expensed to general and administrative expenses on the accompanying statement of operations. The Company will issue 116,668 shares of common stock during 2021 valued at $65,567 based on the closing market price of the Company’s common stock on the date of the agreement, over the remaining term of the directors.

During the six months ended June 30, 2021, the Company issued 5,000 shares of common stock to a merchant in connection with a new contract extension. The Company valued the common stock issuance at $16,250 based upon the closing market price of the Company’s common stock on the date of the agreement. The amount was reflected as a reduction of revenue on the accompanying statement of operations.

During the six months ended June 30, 2021, the Company issued 200,000 shares of common stock in connection with a judgment purchase agreement from a third party. The judgment is for damages in the amount of $516,932 plus statutory interest against FlowPay Corporation and R. Wayne Steiger. The Company valued the common stock issuance at $1,000,000 based on the closing market price of the Company’s common stock on the date of the judgment purchase.

During the six months ended June 30, 2021, the Company issued 26,250 shares of common stock to two merchants in connection with the merchant equity program. The Company recorded the common stock issuance at the historical price of $2,121 based upon the closing market price of the Company’s common stock on the date of the qualification. The amount was reflected as a reduction of the merchant equity liability.

During the six months ended June 30, 2021, the Company issued 4,555,896 shares of common stock to several convertible notes payable holders of which 3,761,500 shares of common stock were issued to related parties in connection with debt conversions. The closing market price of the Company’s common stock on the date of the agreement was used to value the excess fair value of equity issuance. The amounts were reflected as a reduction of convertible notes payable and accrued interest, as well as, excess fair value of equity issuance as follows:.

Convertible notes payable	$170,000
Convertible notes payable – related parties	372,000
Accrued interest	306,637
Accrued interest – related parties	356,963
Excess fair value of equity issuance	587,722
Excess fair value of equity issuance – related parties	1,903,162
Total	$3,696,484

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

On April 22, 2021, the Company entered into four agreements for administrative services, sales and marketing services in general and administrative expenses. As compensation the Company granted non-statutory stock options to purchase 282,000 shares at a price of $2.15 and are exercisable for three years. These options were valued at $606,278 using a Black-Scholes option pricing model.

On April 22, 2021, the Company entered into three agreements for executive officers compensation in general and administrative expenses. As compensation the Company granted non-statutory stock options to purchase 1,600,000 shares at a price of $2.29 and are exercisable for three years. These options were valued at $3,663,820 using a Black-Scholes option pricing model.

See Note 9 – Significant Contracts for additional stock options granted.

The fair value of the options is estimated using a Black-Scholes option pricing model with the following range of assumptions:

Market value of common stock on issuance date	$0.562 – $2.29
Expected price	$0.01 – $2.036
Expected volatility	467% – 608%
Expected term (in years)	0.3 – 2.8
Risk-free interest rate	0.11%
Expected dividend yields	—

The following table summarizes option activity:

		Weighted	Weighted
	Number of	Average	Average
	shares	exercise price	remaining years

Outstanding December 31, 2020	7,707,000	$0.21
Issued	1,882,000	$2.02
Cancelled	(1,006,249)	$0.25
Outstanding as of June 30, 2021	8,582,751	$0.31	2.75
Outstanding as of June 30, 2021, vested	2,235,141	$1.17	2.80

The remaining expense outstanding through June 30, 2021 is $8,869,318 for which $1,701,755 is expected to be expensed over the next 33 months in general and administrative expense and $7,167,563 is expected to be recorded over the next 19 ½ months as an asset, as capitalized prepaid software development and licensing or as an expense excess fair value of equity issuance over assets received.

On July 28, 2020, the board authorized the Company’s AppTech Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and consultants of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. A total of 5,000,000 shares of common stock were authorized under the AppTech Equity Incentive Plan, for which as of June 30, 2021 a total of 3,224,500 are available for issuance.

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

On June 17, 2021, the Company entered into a common stock repurchase option agreement with a former officer and significant shareholder to purchase or assign 706,667 shares of common stock from a third party at $0.20 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 500,000 shares was exercised on June 18, 2021 for which the Company received $87,500 in proceeds which was recorded as additional paid-in capital.

On June 18, 2021, the Company entered into a common stock repurchase option agreement to purchase or assign 1,000,000 shares of common stock from a third party at $0.15 per share. The Company assigned the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 1,000,000 shares was exercised on June 18, 2021 for which the Company received $225,000 in proceeds which was recorded as additional paid-in capital.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist.

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

We believe the financial services industry is going through a period of intensive change driven by the advancement of technology, the adaptation to societal changes resulting from COVID-19, and otherwise, and the rapid rise of contactless transactions. End-users are beginning to expect ease of use and an enhanced user experience in all their daily financial transactions. In this rapidly evolving digital marketplace, merchants have broad and frequently changing requirements for payment processing to meet consumer expectations and operational requirements.

Merchants and independent software vendors (“ISVs”) that require integrated financial technology solutions to best serve their customers are looking beyond basic payment acceptance and “lowest price” models. These entities recognize that staying competitive in the digital age requires a partner that provides a platform capable of delivering flexibility and growth while streamlining operations to continue increase revenue and profitability. While we offer extremely competitive pricing, we believe the value we create for merchants, SMEs, ISVs and regional banking institutions through our technology, services and consultative approach will create true differentiation from our competitors.

Our flexible and configurable financial services platform will enable us to provide solutions that meet each merchant’s current needs while providing scope to solve for their future development plans and opportunities allowing merchants to take advantage of future platform development and new innovative digital financial solutions through clean APIs and our scalable global infrastructure. By taking a holistic view of all aspects of our clients’ business, including risk, volume, user experience, integration capabilities and technical needs, we will create optimal and extensible financial technology solutions.

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

We are also expanding upon our financial technology foundation into the telehealth and remote patient monitoring sectors in response to cultural shifts and new healthcare demands of society. We have identified a need for the integration of payment acceptance technologies into the burgeoning telehealth sector. We believe this sector’s focus to date has been on providing health-related telecommunications but the way in which fees and payments for these services are requested and accepted is being overlooked. We intend to fill this identified shortfall by developing technologies and payment-related services to aid companies providing telehealth solutions. Through a strategic partnership, we plan to help bring to market personal emergency response and remote patient monitoring services and equipment to help ensure the safety of the elderly, injured or sick patients while providing peace of mind to family members, care givers and retirement communities. These solutions increase patients’ access to comprehensive care options and allow medical teams to intervene in a timely manner to avoid more serious health concerns. By providing financial and administrative services we will have the opportunity to receive substantial revenue share from recurring revenue billed through Medicare with the potential for substantial growth and substantial profit margins.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three-month periods ended June 30, 2021 and 2020, respectively. We have derived this data from our financial statements included elsewhere in this registration statement.

The Three Months Ended June 30, 2021

Compared to the Three Months Ended June 30, 2020

The following table presents our historical results of operations for the periods indicated:

	Three Months Ended June 30
(in thousands)	2021	2020
Revenue	$151.0	$77.8
Cost of revenue	35.9	31.7
Gross profit	115.1	46.1

Operating expenses
General and administrative	3,560.7	276.2
Excess fair value of equity issuance over assets received	1,090.7	—
Research and development	—	34.2
Total operating expenses	4,651.4	310.4
Loss from operations	(4,536.3)	(264.3)

Other income (expenses)
Interest expense, net	(2,431.7)	(71.1)
Change in fair value derivative liability	452.4	—
Forgiveness of debt	—	9.0
Other income	175.1	—
Total other income (expenses)	(1,804.2)	(62.1)
Loss before provision for income taxes	(6,340.5)	(326.4)

Provision for income taxes	—	—
Net Loss	$(6,340.5)	$(326.4)

The Six Months Ended June 30, 2021

Compared to the Six Months Ended June 30, 2020

The following table presents our historical results of operations for the periods indicated:

	Six Months Ended June 30
(in thousands)	2021	2020
Revenue	$251.6	$136.1
Cost of revenue	70.3	55.0
Gross profit	181.3	81.0

Operating expenses
General and administrative	5,340.9	1,692.1
Excess fair value of equity issuance over assets received	65,033.9	—
Research and development	—	46.2
Total operating expenses	70,374.8	1,738.3
Loss from operations	(70,193.5)	(1,657.3)

Other income (expenses)
Interest expense, net	(2,560.6)	(142.2)
Change in fair value derivative liability	(55.1)	—
Forgiveness of debt	—	9.0
Other income	175.2	—
Total other income (expenses)	(2,440.5)	(133.2)
Loss before provision for income taxes	(72,634.0)	(1,790.5)

Provision for income taxes	—	—
Net Loss	$(72,634.0)	$(1,790.5)

Revenue

Revenue increased to $151,021 from $77,853 and $251,538 from $136,010, or 94% and 85%, for the three months and six months ended June 30, 2021 and 2020. This increase was principally driven by an increase in new accounts and an increase in processing volume along with a decrease in processing fees assessed to the Company.

Cost of Revenue

Cost of revenue increased to $35,860 from $31,737 and $70,258 from $54,962, or 13% and 28%, for the three months and six months ended June 30, 2021 and 2020. This increase was driven primarily by an increase in new accounts and an increase in processing volume.

General and Administrative Expenses

General and administrative expenses increased to $3,560,692 from $276,207 and $5,340,907 from $1,692,104 for the three months and six months ended June 30, 2021 and 2020, the increase was primarily driven by stock-based compensation due to several significant consulting agreements for marketing and professional related services along with stock-based compensation due to executive management and employee contracts.

Excess Fair Value of Equity Issuance Over Assets Received

Excess fair value of equity issuance over assets received expenses increased to $1,090,716 from $0 and $65,033,890 from $0 for the three months and six months ended June 30, 2021 and 2020. The increase was due to two major equity issuances for services.

Research and Development Expenses

Research and development expenses decreased to $0 from $34,250 and $0 from $46,251, for the three months and six months ended June 30, 2021 and 2020. This decrease was primarily due to various insignificant factors.

Interest Expense, net

Interest expense, net increased to $2,440,457 from $71,083 and $2,835,558 from $142,167 for the three months and six months ended June 30, 2021 and 2020. The increase was primarily due to a one-time expense of excess fair value of equity issuance for accrued interest on convertible notes payable conversion.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability increased to $452,443 from $0 and decreased to $(55,099) from $0, for the three months and six months ended June 30, 2021 and 2020. The increase and decrease were primarily due to a new convertible note agreement.

Liquidity and Capital Resources

While the company is continuing operations and generating revenues, the company’s cash position is not significant enough to support the company’s daily operations. To the extent that additional funds are necessary to finance operations and meet our long-term liquidity needs as we continue to execute our strategy, we anticipate that they can be obtained through additional indebtedness, equity or debt issuances or both. Using currently available capital resources, management believes we can conduct planned operations for 45 days. Further, management believes we need to raise $3,000,000 to remain in business for the next 12 months.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.

	Six Months Ended June 30,
	2021	2020

Net cash used in operating activities	$(725,166)	$(213,011)
Net cash provided by (used in) investing activities	$(1,339,500)	$23,411
Net cash provided by financing activities	$2,361,350	$174,981

Cash Flow from Operating Activities

Net cash used in operating activities increased by $512,155 for the six months ended June 30, 2021 from the six months ended June 30, 2020. This increase was principally driven by an increase in residual payouts, professional fees and services, as well as, new executive management and employee contracts.

Cash Flow from Investing Activities

Net cash used by investing activities increased by $1,316,089 for the six months ended June 30, 2021 from the six months ended June 30, 2020. This increase was principally driven by a significant investment in a capitalized asset.

Cash Flow from Financing Activities

Net cash provided by financing activities increased by $2,186,369 for the six months ended June 30, 2021 from the six months ended June 30, 2020. This increase was principally driven by the increase in proceeds from the sale of repurchase options.

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

Recent Accounting Pronouncements

As of June 30, 2021, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our financial statements.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three-month period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Lawsuit

In July of 2020, an owner and corporation having a business opportunity filed a lawsuit in the State of California alleging a breach of contract, intentional misrepresentation, fraudulent inducement of contract, negligent misrepresentation and unjust enrichment relating to a non-binding memorandum of understanding (“MOU”) between the parties and its associated circumstances in 2016 and other alleged representations associated with the proposed partnership between the parties. Process was served on January 8, 2021. The Plaintiffs filed an amended complaint on March 15, 2021. The Company filed an answer with affirmative defenses on April 26, 2021. The lawsuit is in the beginning stages of discovery. Management believes the agreement was non-binding, the statute of limitation has expired and the allegations have no merit. We currently own a judgment against the owner and corporation in the amount of $516,932 plus statutory interest.

Convertible Note and Warrant Lawsuit

In July 2021, an entity possessing a convertible note and warrant filed a lawsuit in the Southern District of New York for specific performance, breach of contract, permanent injunction, and attorney’s fees. The Company believes that the plaintiff is acting as an unlicensed dealer and utilized unlicensed brokers to induce the Company into the contracts thereby voiding the agreements. Prior to the plaintiff filing suit, the Company provided demand letters to the plaintiff and their coconspirators, and filed complaints with the SEC, FINRA and California Division of Corporations. The Company has not yet filed its answer but anticipates filing counter and cross suits in the near future.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2021, we assigned our rights to stock repurchase option agreements to third parties resulting in net proceeds of $2,430,750.

During the six months ended June 30, 2021, 353,053 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $491,001.

During the six months ended June 30, 2021, 175,000 shares of common stock were issued to members of the Board of Directors valued at $98,349.

During the six months ended June 30, 2021, 200,000 shares of common stock were issued to purchase a judgment valued at $1,000,000.

During the six months ended June 30, 2021, 31,250 shares of common stock were issued to a merchant valued at $18,371.

During the six months ended June 30, 2021, 18,011,515 shares of common stock were issued in connection with a strategic partnership valued at $67,543,182.

During the six months ended June 30, 2021, 400,000 and 2,500,000 options to purchase common stock were issued at a price of $0.01 and $0.25 valued at $1,399,992 and $8,749,701, respectively.

All Issuances were exempt from registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities as defined in Rule 144 of the Act.

Item 3. Defaults Upon Senior Securities.

All subordinated notes payable, convertible notes payable and notes payable, with the exception of our convertible note payable to EMA Financial, LLC and our note payable to S.B.A. EDL, with outstanding balances, as of June 30, 2021, of $279,500 and, $68,300, respectively, are currently in default.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (incorporated by reference to Exhibit 3.1 to Form 10-12G/A filed February 14, 2020)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006 (incorporated by reference to Exhibit 3.2 to Form 10-12G/A filed February 14, 2020)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-12G/A filed February 14, 2020)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007 (incorporated by reference to Exhibit 3.4 to Form 10-12G/A filed February 14, 2020)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007 (incorporated by reference to Exhibit 3.5 to Form 10-12G/A filed February 14, 2020)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008 (incorporated by reference to Exhibit 3.6 to Form 10-12G/A filed February 14, 2020)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009 (incorporated by reference to Exhibit 3.7 to Form 10-12G/A filed February 14, 2020)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009 (incorporated by reference to Exhibit 3.8 to Form 10-12G/A filed February 14, 2020)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010 (incorporated by reference to Exhibit 3.9 to Form 10-12G/A filed February 14, 2020)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010 (incorporated by reference to Exhibit 3.10 to Form 10-12G/A filed February 14, 2020)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010 (incorporated by reference to Exhibit 3.11 to Form 10-12G/A filed February 14, 2020)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (incorporated by reference to Exhibit 3.12 to Form 10-12G/A filed February 14, 2020)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (incorporated by reference to Exhibit 3.13 to Form 10-12G/A filed February 14, 2020)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010 (incorporated by reference to Exhibit 3.14 to Form 10-12G/A filed February 14, 2020)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011 (incorporated by reference to Exhibit 3.15 to Form 10-12G/A filed February 14, 2020)

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (incorporated by reference to Exhibit 3.16 to Form 10-12G/A filed February 14, 2020)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011 (incorporated by reference to Exhibit 3.17 to Form 10-12G/A filed February 14, 2020)

3.18	AppTech Corp. Bylaws dated May 07, 2013 (incorporated by reference to Exhibit 3.18 to Form 10-12G/A filed February 14, 2020)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013 (incorporated by reference to Exhibit 3.19 to Form 10-12G/A filed February 14, 2020)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013 (incorporated by reference to Exhibit 3.20 to Form 10-12G/A filed February 14, 2020)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015(incorporated by reference to Exhibit 3.21 to Form 10-12G/A filed February 14, 2020)

4.1	Specimen Stock Certificate of AppTech Corp.’s Common Stock (incorporated by reference to Exhibit 4.1 to Form 10-12G/A filed February 14, 2020)

10.1	Asset Purchase Agreement dated December 04, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-12G/A filed February 14, 2020)

10.2	Amendment to Asset Purchase Agreement dated June 22, 2017 (incorporated by reference to Exhibit 10.2 to Form 10-12G/A filed February 14, 2020)

10.3	Lease Agreement dated November 15, 2018 (incorporated by reference to Exhibit 10.3 to Form 10-12G/A filed February 14, 2020)

10.4	Engagement Letter dated September 23, 2019 (incorporated by reference to Exhibit 10.4 to Form 10-12G/A filed February 14, 2020)

10.5	Lease & Purchase Option Agreement dated January 22, 2020 (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 30, 2020)

10.6	Subscription License and Service Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 7, 2020)

10.7	Digital Banking Platform Operating Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 7, 2020)

10.8	Subscription License Order Form dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 7, 2020)

10.9	Registration Rights Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.4 to Form 8-K filed October 7, 2020)

10.10	Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 26, 2020)

10.11	Amendment No. 1 to the Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems (incorporated by reference to Exhibit 10.11 to Form S-1 filed February 16, 2021)

10.12	Amended and Restated Subscription License and Service Agreement dated as of February 11, 2021, by and among AppTech Corp. and NEC Payments B.S.C. (c).PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 18, 2021)

10.13	Amended and Restated Digital Banking Platform Operating Agreement dated as of February 11, 2021, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 18, 2021)

10.14	Amended and Restated Subscription License Order Form dated as of February 11, 2021, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.3 to the Form 8-K filed February 18, 2021)

10.15	Independent Contractor Agreement, dated as of February 23, 2021 by and among AppTech Corp. and Innovations Realized, LLC. PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 01, 2021)

10.16	Amended and Restated Strategic Partnership Agreement dated as of April 27, 2021, by and among AppTech Corp. And Silver Alert Services LLC, doing business as LifeLight Systems (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 03, 2021)

14	AppTech Code of Business Conduct (incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2020)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 16, 2021

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 16, 2021

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 16, 2021

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 16, 2021

99.1	Audit Committee Charter (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 16, 2020)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 16, 2020)

99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form S-1 filed February 16, 2021)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Corp.

Date: August 16 2021	By:	/s/ Luke D’Angelo
Luke D’Angelo
Chief Executive Officer and Chairman

Date: August 16, 2021	By:	/s/ Gary Wachs
Gary Wachs
Chief Financial Officer

