Form 10-Q
period 2021-09-30
AppTech Corp.
filed 2021-11-12
CIK 1070050

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Carlsbad,California 92008

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

As of November 11, 2021, the registrant had 113,389,601 shares of common stock (par value 0.001) issued and outstanding.

AppTech Corp.

 Form 10-Q

Table of Contents

		Page
Part I
	Special Note Regarding Forward-Looking Statements and Projections	4
Item 1.	Financial Statements (unaudited)	6
	Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	7
	Statements of Operations for the three months and nine months ended September 30, 2021 and 2020 (unaudited)	8
	Statements of Stockholders’ Equity (Deficit) for the periods ended September 30, 2021 & 2020, June 30, 2021 & 2020 and March 31, 2021 & 2020 (unaudited)	9
	Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	10
	Notes to the Unaudited Financial Statements	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36
Item 4.	Controls and Procedures	36
Part II
Item 1.	Legal Proceedings	37
Item1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
	Signatures	42

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this Quarterly on Form 10-Q of AppTech Corp. (we, our, AppTech or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

●	our going concern and history of losses;

●	uncertainty associated with anticipated launch of our financial services platform and other potential advanced payment solutions we intend to launch in the future;

●	substantial investment and costs associated with new potential revenue streams and their corresponding contractual obligations;

●	dependence on third-party channel and referral partners, who comprise a significant portion of our sales force, for gaining new clients;

●	a slowdown or reduction in our sales in due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

●	uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of the products we offer or intend to offer in the future;

●	dependence on third-party payment processors to facilitate our merchant services capabilities;

●	delay in or failure to obtain regulatory approval of our financial services platform or any future products in additional countries;

●	our ability to operate our business while timely making payments pursuant to our loan agreements;

●	our need to raise additional financing to fund daily operations and successfully grow our Company;

●	our ability to retain and recruit appropriate employees, in particular a productive sales force;

●	current and future laws and regulations;

●	general economic uncertainty associated with the Covid-19 pandemic;

●	the adverse effects of COVID-19, and its unpredictable duration, in regions where we have customers, employees and distributors;

●	the adverse effects of COVID-19 on processing volumes resulting from (a) limitations on in-person access to our merchants’ businesses or (b) the unwillingness of customers to visit our merchants’ businesses; and

●	the possibility that the economic impact of COVID-19 will lead to changes in how consumers make purchases, and we are unable to monetize such changes;

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APPTECH CORP.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

Pages

Balance Sheets as of September 30, 2021 and December 31, 2020 (unaudited)	6

Statements of Operations for the three months and the nine months ended September 30, 2021 and 2020 (unaudited)	7

Statements of Stockholders’ Equity (Deficit) for the periods ended September 30, 2021 & 2020, June 30, 2021 & 2020 and March 31, 2021 & 2020 (unaudited)	8

Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 (unaudited)	9

Notes to the Unaudited Financial Statements	10

APPTECH CORP.

BALANCE SHEETS

SEPTEMBER 30, 2021 AND DECEMBER 31, 2020

(UNAUDITED)

	September 30,	December 31,
	2021	2020

ASSETS
Current assets
Cash	$22,495	$57,497
Accounts receivable	34,829	40,635
Prepaid expenses	93,516	6,696
Total current assets	150,840	104,828

Capitalized prepaid software development and license	7,058,922	—
Prepaid offering cost	25,000	—
Note receivable	25,500	17,500
Right of use asset	203,938	249,825
Security deposit	7,536	7,536
TOTAL ASSETS	$7,471,736	$379,689

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,732,924	$1,635,384
Accrued liabilities	1,726,628	2,632,334
Right of use liability	58,979	52,161
Stock repurchase liability	430,000	430,000
Loans payable related parties	—	34,400
Convertible notes payable, net of $63,578 and $280,174 debt discount	665,922	639,826
Convertible notes payable related parties	—	372,000
Notes payable	384,742	1,104,981
Notes payable related parties	684,863	708,493
Derivative liabilities	492,830	597,948
Total current liabilities	6,176,888	8,207,527

Long-term liabilities
Accounts payable	15,000	75,000
Right of use liability	179,195	224,492
Notes Payable, net of current portion	160,040	67,400
Total long-term liabilities	354,235	366,892

TOTAL LIABILITIES	6,531,123	8,574,419

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit)
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 113,125,715 and 88,511,657 and outstanding at September 30, 2021 and December 31, 2020, respectively	113,126	88,512
Additional paid-in capital	121,269,598	36,664,488
Accumulated deficit	(120,442,111)	(44,947,730)
Total stockholders’ equity (deficit)	940,613	(8,194,730)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,471,736	$379,689

See accompanying notes to the financial statements.

APPTECH CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS AND THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2021	2020	2021	2020

Revenues	$92,410	$105,357	$258,688	$241,367

Cost of revenues	41,774	48,759	112,032	103,721

Gross profit	50,636	56,598	146,656	137,646
Operating expenses:
General and administrative, including stock based compensation of $31,352, $1,066,386, $1,620,703 and $2,357,125, respectively	1,360,187	1,089,808	6,733,594	2,781,912
Excess fair value of equity issuance over assets received	1,090,716	—	66,124,606	—
Research and development	—	2,999	—	49,250

Total operating expenses	2,450,903	1,092,807	72,858,200	2,831,162

Loss from operations	(2,400,267)	(1,036,209)	(72,711,544)	(2,693,516)

Other income (expenses)
Interest expense	(478,009)	(71,723)	(3,038,568)	(213,890)
Change in fair value of derivative liability	135,469	—	80,370	—
Forgiveness of debt	—	—	—	9,000
Other income (expenses)	161	—	175,361	—

Total other expenses	(342,379)	(71,723)	(2,782,837)	(204,890)

Loss before provision for income taxes	(2,742,646)	(1,107,932)	(75,494,381)	(2,898,406)

Provision for income taxes	—	—	—	—

Net loss	$(2,742,646)	$(1,107,932)	$(75,494,381)	$(2,898,406)

Basic and diluted net loss per common share	$(0.02)	(0.01)	$(0.74)	$(0.03)
Weighted-average number of shares used basic and diluted per share amounts	111,906,997	86,984,021	106,250,552	85,941,115

See accompanying notes to the financial statements.

APPTECH CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIODS ENDED SEPTEMBER 30, 2021 & 2020, June 30, 2021 & 2020

AND March 31, 2021 & 2020

(UNAUDITED)

	Series A Preferred		Common Stock		Additional Paid-	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)

Balance December 31, 2019	14	$—	84,153,825	$84,154	$33,230,869	$(40,760,413)	$(7,445,390)

Net loss	—	—	—	—	—	(1,464,050)	(1,464,050)
Imputed interest	—	—	—	—	3,450	—	3,450
Common stock issued for services	—	—	2,349,500	2,350	1,206,835	—	1,209,185
Proceeds from sale of repurchase option	—	—	—	—	186,531	—	186,531

Balance March 31, 2020	14	$—	86,503,325	$86,504	$34,627,685	$(42,224,463)	$(7,510,274)

Net loss	—	—	—	—	—	(326,424)	(326,424)
Imputed interest	—	—	—	—	3,450	—	3,450
Common stock issued for services	—	—	174,500	174	81,380	—	81,554
Proceeds from sale of repurchase option	—	—	—	—	19,250	—	19,250

Balance June 30, 2020	14	$—	86,677,825	$86,678	$34,731,765	$(42,550,887)	$(7,732,444)

Net loss	—	—	—	—	—	(1,107,932)	(1,107,932)
Imputed interest	—	—	—	—	3,450	—	3,450
Common stock issued for services	—	—	1,044,000	1,044	924,397	—	925,441
Common stock issued for services with warrant exercise			100,000	100	165,845		165,945
Proceeds from sale of repurchase option	—	—	—	—	45,000	—	45,000

Balance September 30, 2020	14	$—	87,821,825	$87,822	$35,870,457	$(43,658,819)	$(7,700,540)

Balance December 31, 2020	14	$—	88,511,657	$88,512	$36,664,488	$(44,947,730)	$(8,194,730)

Net loss	—	—	—	—	—	(66,293,498)	(66,293,498)
Imputed interest	—	—	—	—	3,450	—	3,450
Issuance of stock options for board of directors	—	—	—	—	17,559	—	17,559
Issuance of stock options for services	—	—	—	—	29,999	—	29,999
Issuance of options for capitalized prepaid software development and license	—	—	—	—	1,891,414	—	1,891,414
Common stock issued for board of directors	—	—	87,500	87	49,087		49,174
Common stock issued for services	—	—	247,000	247	315,743	—	315,990
Common stock issued for merchant equity	—	—	5,000	5	16,245	—	16,250
Common stock issued for judgment	—	—	200,000	200	999,800	—	1,000,000
Common stock issued for capitalized prepaid software development and license	—	—	18,011,515	18,012	67,525,170	—	67,543,182
Common stock cancelled	—	—	(150,000)	(150)	(9,850)	—	(10,000)
Proceeds from sale of repurchase option	—	—	—	—	1,972,750	—	1,972,750

Balance March 31, 2021	14	$—	106,912,672	$106,913	$109,475,855	$(111,241,228)	$(1,658,460)

Net loss	—	—	—	—	—	(6,458,237)	(6,458,237)
Imputed interest	—	—	—	—	3,450	—	3,450
Issuance of stock options for board of directors	—	—	—	—	15,217	—	15,217
Issuance of stock options for services	—	—	—	—	2,746,385	—	2,746,385
Issuance of options for capitalized prepaid software development and license	—	—	—	—	1,090,716	—	1,090,716
Common stock issued for board of directors	—	—	87,500	88	49,087		49,175
Common stock issued for services	—	—	106,053	106	174,905	—	175,011
Common stock issued for merchant equity program	—	—	26,250	26	2,095	—	2,121
Common stock issued for convertible notes payable, accrued interest, derivative liabilities, and accounts payable	—	—	4,756,895	4,757	3,945,225	—	3,949,982
Proceeds from sale of repurchase option	—	—	—	—	458,000	—	458,000

Balance June 30, 2021	14	$—	111,889,370	$111,890	$117,960,935	$(117,699,465)	$373,360

Net loss	—	—	—	—	—	(2,742,646)	(2,742,646)
Imputed interest	—	—	—	—	3,450	—	3,450
Issuance of stock options for board of directors	—	—	—	—	4,682	—	4,682
Issuance of stock options for services	—	—	—	—	853,556	—	853,556
Issuance of stock options for capitalized prepaid software development and license	—	—	—	—	1,090,716	—	1,090,716
Common stock issued for board of directors	—	—	29,168	29	16,363	—	16,392
Common stock issued for services	—	—	20,000	20	14,940	—	14,960
Common stock issued for forbearance	—	—	53,383	53	63,525	—	63,578
Common stock issued for services with warrant exercise	—	—	115,000	115	28,636	—	28,751
Common stock issued for convertible notes payable	—	—	1,018,794	1,019	1,232,795	—	1,233,814

Balance September 30, 2021	14	$—	113,125,715	$113,126	$121,269,598	$(120,442,111)	$940,613

See accompanying notes to the financial statements.

APPTECH CORP.

STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	September 30,	September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,494,381)	$(2,898,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board of directors	37,458	—
Issuance of stock options for service	5,058,682	—
Stock issued for board of directors	114,741	—
Stock issued for services	505,961	2,063,680
Stock issued for merchant equity	16,250	—
Stock issued for exercise of warrants	—	140,945
Stock issued for purchase of judgment	1,000,000	—
Stock issued for excess fair value of equity over assets received	64,724,614	—
Excess fair market value of shares issued recorded as interest expense	2,705,904	—
Imputed interest on notes payable	10,350	10,350
Amortization of debt discount	280,175	—
Gain on extinguishment of accounts payable	(174,925)	—
Change in fair value of derivative liabilities	(80,370)	—
Changes in operating assets and liabilities:
Accounts receivable	5,806	(8,391)
Prepaid expenses	(86,820)	—
Accounts payable	420,717	147,265
Accrued liabilities	127,578	218,233
Right of use asset and liability	7,408	23,089
Net cash used in operating activities	(820,852)	(303,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit escrow	—	25,000
Capitalized prepaid software development and license	(1,567,500)	—
Payments on notes receivable	(8,000)	—
Security deposit	—	(1,589)
Net cash provided by (used in) investing activities	(1,575,500)	23,411

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for prepaid offering costs	(25,000)	—
Proceeds on loans payable – related parties	—	750
Payments on loans payable - related parties	(34,400)	(42,750)
Repurchase of common stock - related party	(10,000)	—
Proceeds on note payable	—	68,200
Proceeds from exercise of warrants	—	25,000
Proceeds from sale of repurchase options	2,430,750	250,781
Net cash provided by financing activities	2,361,350	301,981
Changes in cash and cash equivalents	(35,002)	22,157
Cash and cash equivalents, beginning of period	57,497	24,159
Cash and cash equivalents, end of period	$22,495	$46,316

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash investing and financing activities:
Common stock issued for conversion of accounts payable	$206,250	$152,500
Forgiveness of debt through conversion of accounts payable	$174,925	$—
Common stock issued convertible notes, accrued interest and derivative liabilities	$1,620,411	$—
Common stock and options issued for capitalized software and licensing costs	$5,491,422	$—
Common stock issued with forbearance agreements recorded as a discount	$63,578	$—

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

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. The Company currently uses nine financial institutions to service their merchants for which represented 100% of accounts receivable as of September 30, 2021 and 2020. The loss of one of these financial institutions would not have a significant impact on the Company’s operations as there are additional financial institutions available to the Company. For the nine months ended September 30, 2021 and 2020, the one merchant (customer) represented approximately 16% and 36% of the total revenues, respectively. The loss of this customer would have significant impact on the Company’s operations.

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

Consideration paid to customers such as amounts earned under our customer equity incentive program, are recorded as a reduction to revenues. There were no amounts paid or incurred during the nine months ended September 30, 2021 and 2020.

Fair Value Measurements

The Company follows FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to measure and disclose the fair value of its financial instruments. ASC 820 establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The three levels of fair value hierarchy defined by ASC 820 are described below:

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

The following table presents liabilities that are measured and recognized at fair value as of September 30, 2021 and December 31, 2020 on recurring basis:

	September 30, 2021
				Total Carrying
	Level 1	Level 2	Level 3	Value
Derivative liabilities	$—	$—	$492,830	$492,830

	December 31, 2020
				Total Carrying
	Level 1	Level 2	Level 3	Value
Derivative liabilities	$—	$—	$597,948	$597,948

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

The number of common stock equivalents not included in diluted income per share was 12,498,187 and 5,616,624 for the nine months ended September 30, 2021 and 2020, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	September 30, 2021	September 30, 2020

Series A preferred stock	10,920	10,920
Convertible debt	1,639,217	5,605,704
Warrants	200,000	—
Options	7,272,500	—
Common stock	3,375,550	—
Total	12,498,187	5,616,624

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, during the nine months ended September 30, 2021 and 2020, the Company incurred a net loss of $75,494,381 and $2,898,406 and used cash of $3,027,981 and $303,235 in operating activities. In addition, the Company had a working capital deficit of $6,026,048 and an accumulated deficit of $120,442,111 as of September 30, 2021. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. We have evaluated the conditions or events that raise substantial doubt about the Company’s ability as a going concern within one year of issuance of the financial statements.

While the Company is continuing operations and generating revenues, the Company’s cash position is not significant enough to support the Company’s daily operations. To fund operations and reduce the working capital deficit, the Company intends to raise additional funds through public or private debt and/or equity offerings. During 2021, the Company received $2,430,750 from eleven sales of a repurchase option. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern, however, such are not guaranteed. While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect, nor can there be assurance that such funds will be at acceptable terms. Subsequent to September 30, 2021, the Company has received an additional $127,500 through October 28, 2021. As of the date of these financial statements, the Company has not finalized a commitment for additional capital. The ability of the Company to continue as a going concern is dependent upon our ability to further implement its business plan and generate revenues and cash flows. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Risks and Uncertainties

On January 30, 2020, the World Health Organization declared the coronavirus outbreak a “Public Health Emergency of International Concern” and on March 10, 2020, declared it to be a pandemic. Actions taken around the world to help mitigate the spread of the coronavirus include restrictions on travel, and quarantines in certain areas, and forced closures for certain types of public places and businesses. The coronavirus and actions taken to mitigate it have had and are expected to continue to have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company operates. Since the Company derives its revenues from processing of purchases from our merchant services clients, a downturn in economic activity, such as associated with the current coronavirus pandemic, could reduce the volume of purchases it processes, and thus its revenues. In addition, such a downturn could cause its merchant customers to cease operations permanently decreasing our payment processing unless new customers are found. We may also face additional difficulty in raising capital during an economic downturn. The effects of the pandemic had significant impact on revenue at the beginning of the pandemic and the processors gave significant concessions of reduced fees to minimize the impact of the pandemic. The revenue began to increase after several months as the economy began to reopen using different methods of purchasing especially online purchasing, as well as, the Company has been able to add new customers. The continuing effects of the potential impact cannot be estimated at this time.

Additionally, it is reasonably possible that the estimates made in the financial statements have been or will be materially and adversely impacted in the near term as a result of these conditions. Also, if the development of the Company’s payment platform is not successful, the software development costs will need to be expensed instead of capitalized.

NOTE 4 – PATENTS

Patents

On September 22, 2017, AppTech executed an Amendment to Asset Purchase Agreement with GlobalTel Media, Inc. In connection with the asset purchase agreement, 5,000,000 shares of common stock were issued to GlobalTel Media, Inc. The Company valued the common stock issuance at $1,000,000 based on the closing market price of the Company’s common stock on the date in which the performance was complete. This amendment revived the original asset purchase agreement dated December 4, 2013 to purchase the assets of GlobalTel Media, Inc. (AppTech and GlobalTel agree that the asset purchase agreement dated September 30, 2015 is null and void), which include, but is not limited to, all intellectual property, United States Patent Trademark Office (“USPTO”) issued patents, enterprise-grade, patent protected software and intellectual property for advanced messaging incorporating secure payments, databases, documentation, copyrights, trademarks, registrations, and all current development work in process of USPTO application approval; more specifically but not limited to USPTO 8,073,895 & 8,572,166 “System and Method for Delivering Web Content to a Mobile Device”, USPTO 8,315,184 “Computer to Mobile Two-Way Chat System and Method”, and USPTO 8,369,828 “Mobile-to-Mobile Payment System and Method”. GlobalTel’s technology focuses on SMS text-based applications, social media and mobile payment. The USPTO assigned the patents to AppTech on July 25, 2017. AppTech, as part of the various agreements, agreed to pay $1,600,000 which included an assumption of certain liabilities, including costs incurred to continue development of the patents, as well as guaranteed payment of 25% of the net proceeds on revenue created by the patents up to $26,600,000. As of September 30, 2021 and December 31, 2020, amounts included in accounts payable related to the assumption of liabilities in connection with the patents were $280,000 and $280,000, respectively. The Company has expensed the cost of the patents as research and development costs as the future estimated cash flow expected cannot be reasonably estimated at the time of the expense.

See Note 9 for more information on capitalized prepaid software development and license.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020

Accrued interest – related parties	$—	$1,039,977
Accrued interest – third parties	1,420,690	1,395,133
Accrued payroll	21,672	—
Accrued PTO	56,071	—
Accrued residuals	100,615	62,174
Accrued merchant equity	88,903	91,023
Other	38,677	44,027
Total accrued liabilities	$1,726,628	$2,632,334

Accrued Interest

Notes payable and convertible notes payable incur interest at rates between 10% and 15%, per annum. The accrued interest in most cases is currently in technical default due to the notes being past their maturity date.

Accrued Residuals

The Company pays commissions to independent agents which refer merchant accounts. The amounts payable to these independent agents is based upon a percentage of the amounts processed monthly by these merchant accounts.

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

The Company accounts for the value of the shares under the program as a sales incentive and thus the amounts in connection with the Program are recorded as a reduction to revenues. As of September 30, 2021, the Company has an obligation to issue approximately 750,000 shares of the Company’s common stock issuable under the Program.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funds operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of September 30, 2021 and 2020. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Loans Payable – Related Parties

During the nine months ended September 30, 2021 and 2020, the Company paid $34,400 and $42,000 loans payable from related parties, net. As of September 30, 2021 and December 31, 2020, the balance of the loans payable was $0 and $34,400, respectively. The loans payable are due on demand, unsecured and non-interest bearing as there are no formal agreements executed.

Subordinated Notes Payable

In 2016, the Company issued $350,000 in subordinated notes payable to third parties. The subordinated notes payable were due in 30 to 180 days and incurred interest at 10% per annum. As of September 30, 2021 and December 31, 2020, accrued interest related to the subordinated notes was $0 and $153,545, respectively. On September 30, 2021, the Company converted notes issued for $529,795 of principal and interest into 529,795 shares of the Company’s common stock.

Convertible Notes Payable

In 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell to the investor a $300,000 convertible note bearing interest at 12% per annum (the “Note”). The Note matures in 365 days from the date of issuance. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at $1.00 for the 180 days immediately following the issue date and thereafter shall equal the lower of: 1) the lowest closing price of the common stock during the preceding twenty-five trading days, ending on the last complete trading day prior to the issue date of the Note. 2) seventy-five percent of the lowest trading price for the common stock during the twenty-five consecutive trading days preceding the conversion date with a minimum trading volume of 1,000 shares.

In the event of a default of the Note, the Holder in its sole discretion may elect to use a conversion price equal to the lower of: 1) the lowest trading price of the common stock on the trading day immediately preceding the issue date or 2) seventy-five percent of either the lowest trading price or the closing bid price, whichever is lower during any trading day in which the event of default has not been cured.

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 200,000 shares of common stock exercisable at $1.50 and expire in five years. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 7 for valuation) resulting in full discount of the Note. The conversion feature and warrants have various reset provisions for which lower the exercise price and share and warrants issuable.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $280,175 amounted to $310,588 for the nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, the convertible note payable discount is $63,578 and $280,174 and will be amortized over the life of the convertible note payable in 2021. As of September 30, 2021, and December 31, 2021, the derivative liability is as follows:

	September 30, 2021	December 31, 2020

Convertible notes payable	$245,551	$378,134
Warrants	247,279	219,814
Total notes and convertible notes payable	$492,830	$597,948

See Note 9 – Convertible note and warrant lawsuit.

In 2017, the Company received $222,000 in convertible notes payable from related parties. The convertible notes payable are unsecured, were due in 180 days, incur interest at 10% per annum and are convertible at $0.10 per share. As of December 31, 2020, accrued interest related to the convertible notes was $76,187. On the date of the agreement, Management calculated the beneficial conversion feature in connection with the convertible notes payable and recorded a discount of $222,000. The Company amortized the discount over the term of the convertible notes payable of 180 days. On February 24, 2021, the chief executive officer assigned $200,000 in convertible notes to a direct relative. On April 29, 2021, the Company issued 3,055,875 shares of the Company’s common stock to the convertible notes payable holders in connection with debt conversion. The closing market price of the Company’s common stock on the date of the agreement was used to value the excess fair value of equity issuance. The amounts were reflected as a reduction of convertible notes payable, accrued interest, and excess fair value of equity issuance as follows:

Convertibles note payable	$222,000
Accrued interest	83,588
Excess fair value of equity issuance	1,379,193
Total	$1,684,781

In 2015, the Company issued $50,000 in convertible notes payable. The convertible notes payable are unsecured, were due in nine months, incur interest at 10% per annum and are convertible at $1.00 per share. As of September 30, 2021 and December 31, 2020, the accrued interest related to the convertible notes was $29,584 and $25,833, respectively. The Company is currently in default on the convertible note payable.

In 2014, the Company issued $400,000 in convertible notes payable. The convertible notes payable are unsecured, due in periods ranging up to one year, incurring interest between 10% to 12% per annum and are convertible at prices ranging from $0.33 to $1.00 per share. In addition, the Company issued 400,000 shares of common stock in connection with the convertible notes payable. The Company had the obligation to repurchase the 400,000 shares of common stock at $1.00 per share within one year of the note issuance date. As of September 30, 2021 and December 31, 2020, the Company held the obligation to repurchase the shares for $400,000. As of September 30, 2021 and December 31, 2020, the accrued interest related to the convertible notes was $257,833 and $227,083, respectively. The Company is currently in default of the note agreements.

In 2008 and 2009, the Company issued $320,000 in convertible notes payable, of which $150,000 was from related parties. The convertible notes payable are currently due on demand, incur interest at 15% per annum, and convertible at $0.60 per share. As of December 31, 2020, accrued interest related to the convertible notes was $564,013 of which $265,875 was due to related parties. On April 29, 2021, the Company issued 1,500,021 shares of the Company’s common stock, of which 705,625 shares of common stock were issued to related parties to the convertible note holders in connection with debt conversion. On September 27 – 30, 2021, the Company issued 1,018,793 shares of the Company’s common stock, of which 50,631 shares of common stock were issued to related parties to the convertible note holders in connection with debt conversion. The closing market price of the Company’s common stock on the date of the agreement was used to value the excess fair value of equity issuance. The amounts were reflected as a reduction of convertible notes payable, accrued interest, and excess fair value of equity issuance as follows:

Convertible notes payable	$170,000
Convertible notes payable – related parties	150,000
Accrued interest	306,637
Accrued interest – related parties	273,375
Excess fair value of equity issuance	587,723
Excess fair value of equity issuance – related parties	523,968
Total	$2,011,703

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with U.S. Small Business Administration for $68,200 in proceeds. The notes payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. All payments of principal and interest are deferred for twelve months with the first $333 payment due July 1, 2021. As of September 30, 2021 and December 31, 2020 the balance of the note payable was $68,300, and accrued interest was $3,202 and $1,281, respectively.

In 2016, the Company issued $143,000 in notes payable to third parties. The notes payable were due in ninety days or less. During 2019, the Company paid $36,000 in notes payable. On September 27, 2021 and September 30, 2021, the Company converted two of the notes issued for $74,000 into 74,000 shares of the Company’s common stock. On September 30, 2021, the Company entered into a forbearance agreement which granted the holders 1,650 shares of the Company’s common stock with a current fair market value of $1,931 in exchange for not enforcing the terms of the agreement for a period of twelve months.

Two significant shareholders funded the Company’s operations through notes payable in primarily 2009 and 2010. The notes payable incur interest at 10% per annum and were due on December 31, 2016. As of September 30, 2021, and December 31, 2020, the aggregate balance of the notes payable was $596,726 and $620,356 and accrued interest was $382,917 and $638,016, respectively. On May 2, 2021, the Company entered into a debt reduction and confirmation agreement with a significant shareholder. The parties agreed to reduce the outstanding accrued interest in the amount of $275,000. On September 29, 2021, the Company converted notes issued for $50,631 of principal and accrued interest into 50,631 shares of the Company’s common stock. On September 29, 2021, the Company entered into a forbearance agreement which granted the holder 29,836 shares with a current fair market value of $34,908 in exchange for not enforcing the terms of the agreement for a period of twelve months.

In 2008, the Company entered into a note payable with a third party for $10,000 in total proceeds. The note payable has a flat interest amount due of $21,000. As of September 30, 2021, and 2020, the entire amount of $21,000 has been included in accrued interest. Since the notes payable do not incur interest, the Company imputed interest at $750 and $750, respectively, which represented an interest rate of 10% per annum during the nine months ended September 30, 2021 and 2020.

In 2008, the Company entered into notes payable with a third party for $26,000 in total proceeds. The notes payable have a flat interest amount due of $80,000. During 2015, the Company received another $50,000 from the third party. During 2017, the Company entered into an agreement whereby they would repay the principal and accrued interest in the amount of $145,000 by April 4, 2018 and issue the holders 800,000 shares of common stock. The Company recorded the fair market value of the common stock issued at $336,000 based on the date of issuance as interest expense. Other than the issuance of shares of common stock. On September 27, 2021, the Company converted notes issued for $225,000 of principal and accrued interest into 225,000 shares of the Company’s common stock.

In 2007 and 2008, the Company entered into notes payable with a related party for $46,000 in proceeds. The notes payable were due on demand and incurred interest at 12% per annum. These were combined into a single note agreement in 2014. As of September 30, 2021, and December 31, 2020, the balance on the note payable was $88,136 and accrued interest related to the note payable was $67,892 and $59,900, respectively. On September 30, 2021, the Company entered into a forbearance agreement which granted the holder 4,407 shares with a current fair market value of $5,156 in exchange for not enforcing the terms of the agreement for a period of twelve months.

In 2007, the Company entered into note payable with a third party for $128,000 in proceeds. Under the terms of the agreement the holder received a flat interest amount of $37,496. The entire amount of $37,496 has been included within accrued interest. Since the note payable did not incur interest, the Company imputed interest at $9,600 and $9,600, respectively, which represented an interest rate of 10% per annum during the nine months ended September 30, 2021 and 2020. On September 27, 2021, the Company entered into a forbearance agreement which granted the holder 6,400 shares with a current fair market value of $8,608 in exchange for not enforcing the terms of the agreement for a period of twelve months.

In 2007, the Company entered into note payable with a third party for $221,800 in proceeds. The note payable incurs interest at 10% per annum. On December 31, 2013, the holder received an arbitration settlement for the principal and accrued interest. As of September 30, 2021, and December 31, 2020, the Company was in default of the arbitration settlement. As of September 30, 2021, and December 31, 2020, accrued interest related to the note payable was $500,384 and $470,143, respectively. On September 30, 2021, the Company entered into a forbearance agreement which granted the holder 11,090 shares with a current fair market value of $12,975 in exchange for not enforcing the terms of the agreement for a period of twelve months.

In 2007, the Company entered into note payable with a significant shareholder for $58,600 in proceeds. The note payable is currently due on demand and incurs interest at 10% per annum. As of September 30, 2021, and December 31, 2020, accrued interest related to the note payable was $0 and $76,372, respectively. On September 30, 2021, the Company converted notes issued for $139,368 of principal and accrued interest into 139,368 shares of the Company’s common stock.

NOTE 7–DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants were recorded as derivative liabilities on the issuance date and revalued as of September 30, 2021 and December 31, 2020.

Based on the convertible notes described in Note 6, the derivative liability day one loss is $389,712 and the change in fair value as of September 30, 2021 and December 31, 2020 is $(105,118) and $71,464. The fair value of applicable derivative liabilities on note, warrants and change in fair value of derivative liability are as follows for the nine months ended September 30, 2021.

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of December 31, 2020	$378,134	$219,814	$597,948
Change in fair value	(107,835)	27,465	(80,370)
Change in fair value due to conversion	(24,748)	—	(24,748)
Balance as of September 30, 2021	$245,551	$247,279	$492,830

As of September 30, 2021, the fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.17
Expected volatility	66.2%
Expected term (in years)	0.11
Risk-free interest rate	0.13%

As of September 30, 2021, the fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.17
Expected volatility	97.7%
Expected term (in years)	4.39
Risk-free interest rate	0.59%

NOTE 8–RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of September 30, 2021, including the total amount of related imputed interest:

Years ended December 31:

2021	$20,691
2022	85,039
2023	87,590
2024	90,217
2025	7,536

Operating Lease Total	$291,073
Less: Imputed interest	(52,899)
Total	$238,174

The rent expense was $45,885 and $70,404 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 9 - COMMITMENTS AND CONTIGENCIES

Litigation

Former Shareholders Lawsuit

In November 2017, two shareholders of AppTech, Laura Farris and Eric Ottens, filed a lawsuit against the Company in the State of California, claiming conversion, aiding and abetting conversion, breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing and declaratory relief. The lawsuit was removed to the United States District Court for the Southern District of California. On December 19, 2019, the Company entered into a settlement and release agreement with the plaintiffs pursuant to which the Company will pay the plaintiffs an aggregate of $240,000 in installments over three years, commencing on February 15, 2020. On January 24, 2021, the parties entered a stipulation modifying the repayment schedule of the settlement to which altered the timing of payments over the three-year repayment period. The Company is current on the modified repayment schedule.

Years ended December 31:

2021	$20,000
2022	75,000
Total	$95,000

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

Other Lawsuit

On July 23, 2020, Flowpay Corporation, a Delaware corporation (“Flowpay”), and R. Wayne Steiger, the President of Flowpay, filed a complaint in the Superior Court of California, County of San Diego, North Division against the Company, Luke D’Angelo (the Chairman of the Board, Chief Executive Officer, Executive Officer and Chief Investment Officer of the Company), Robert Sanchez (the former Chief Executive Officer of GlobalTel Media, Inc., and former Chief Technology Officer of the Company) and Christopher Williams (the former Chairman and Chief Operating Officer of Flowpay and current member of the Company’s board of directors). In the complaint, Flowpay and Mr. Steiger alleged breach of contract, intentional misrepresentation and negligent misrepresentation by the Company and Mr. D’Angelo in connection with a Memorandum of Understanding, dated May 7, 2016, between the Plaintiffs and the Company and Mr. D’Angelo, as the Company’s CEO, and unjust enrichment, and violation of the California Uniform Trade Secrets Act by the Company in connection with certain patents, and trade secrets of Flowpay. In the complaint, the plaintiffs sought general and special damages, punitive and exemplary damages, disgorgement of profits, prejudgment interest, costs and other relief to be determined by the court. The Plaintiffs filed an amended complaint on March 15, 2021 which removed the cause of action related to violation of the California Uniform Trade Secrets Act. The Company filed an answer with affirmative defenses on April 26, 2021. The lawsuit is presently in the discovery phase. We believe the plaintiffs’ claims are meritless and intend to vigorously defend against this lawsuit.

Convertible Note and Warrant Lawsuit

On July 14, 2021, EMA Financial LLC, a Delaware limited liability company (“EMAF”), filed a complaint in the Southern District of New York against the Company. In its complaint, EMAF alleged that the Company breached the terms of a convertible note and a related warrant agreement purchased by EMAF pursuant to a securities purchase agreement between the parties. EMAF sought specific performance, payment of damages to be determined but not in excess of $2,750,000, reimbursement of costs and expenses, including reasonable legal fees, and non-interference. On September 2, 2021, EMAF filed a motion for summary judgment. On September 9, 2021, AppTech filed a motion to dismiss on the grounds the agreements were void as a result of the illegal activity by the plaintiff. On October 15, 2021, the parties filed memorandums in opposition to the respective motion. On October 25, 2021, the parties filed memorandums of law in further support of their respective motions. We believe the EMAF’s claims are meritless and intend to vigorously defend against this lawsuit. The parties have engaged in settlement discussions with an expected range of potential liability between $400,000 and $550,000, which includes principal and accrued interest of the convertible notes payable.

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

In February 2021, the Company entered into an engagement letter with Maxim Group LLC (“Maxim”) as the lead management underwriter for a follow-on offering which is non-binding. This engages Maxim through September 30, 2021 as exclusive financial advisor, lead managing underwriter and sole book running manager and investment banker in connection with the offering. The offering shall consist of approximately fifteen million worth of securities subject to the due diligence examination of the Company. The actual size of the offering, the precise number of securities to be offered by the Company and Maxim will depend upon the capitalization of the Company among other various factors. Maxim shall be granted an option to acquire an additional 15% of the total number of securities as an over-allotment, an underwriting discount of 7% and an expense allowance equal to 1%. See note 11 for subsequent events.

Silver Alert Services, LLC

In August 2020, the Company entered into a strategic partnership with Silver Alert Services, LLC. doing business as Lifelight Systems (“Lifelight”), expanding into the telehealth sphere. The partnership will expand AppTech’s reach into new markets and provide advanced technological solutions for the telehealth and personal emergency response systems markets. The strategic partnership provides a promissory note to Lifelight for up to $1.0 million dollars with an interest rate of three percent per annum upon successful completion of Lifelight’s Personal Emergency Response System (“PERS”) pilot program. Also, Lifelight is granted an option for the right to purchase 4,500,000 shares of AppTech Corp. for which 1 million are exercisable at $0.01 and 3,500,000 are exercisable at $0.25 for which vest upon the successful completion of the PERS pilot program and are exercisable for 24 months. These options had a grant date fair value of at $1,549,999 and $5,424,987, respectively using a Black-Scholes options pricing model. No stock-based compensation was recorded during the nine months ended September 30, 2021 as vesting was determined to be highly improbable.

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

On March 29, 2021, the Company amended its strategic partnership agreement and purchase option agreement dated December 30, 2020. The amendment altered the agreement reducing the options to purchase to one million shares at a price of $0.01 and two million five thousand shares of stock at $0.25. These options had a grant date fair value of $2,329,999 and $5,824,980, respectively using a Black-Scholes options pricing model. No stock-based compensation was recorded during the nine months ended September 30, 2021 as vesting was determined to be highly improbable.

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

Infinios Financial Services (formally NEC Payments)

On October 1, 2020, the Company entered into a strategic partnership with Infinios Financial Services BSC (formally NEC Payments B.S.C) (“Infinios”) through a series of agreements, which included the following: (a) Subscription License and Services Agreement; (b) Digital Banking Platform Operating Agreement; (c) Subscription License Order Form; and (d) Registration Rights Agreement (collectively the “Agreements”).

The intent of the Agreements was for the Company to deploy Infinios’s technologies, allowing the Company to extend its product offering to include flexible, scalable and secure payment acceptance and issuer payment processing that supports the digitization of business and consumer financial services and the migration of cash and other legally payment types to distanced and contactless card and real time payment transactions. Infinios will assist the Company to complete the development of its text payment solution and provide “best in class” software that complements the Company’s intellectual property. The Agreements, among other things:

(a)	provide the Company a license to access and use Infinios’s digital banking and payment technology solutions, as identified in the Subscription License Order Form;

(b)	grant the Company conditional exclusivity in the United States for all of Infinios’s payment acceptance processing technologies contingent upon the Company reaching transaction volume target goals;

(c)	grant Infinios a license to develop software without the possibility of infringing upon the Company’s intellectual property;

(d)	creates the parameters in which Infinios shall assist the Company in completing the development of its text payment system related to the Company’s patents;

(e)	award Infinios a fifteen percent (15%) equity stake in the Company, on a fully diluted basis;

(f)	set revenue sharing splits between AppTech and Infinios for all revenues generated from digital banking technologies licensed to AppTech.

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

On February 11, 2021, the Company entered into an amended and restated Subscription License and Services Agreement, Digital Banking Platform Operating Agreement and Subscription License Order Form with Infinios (collectively the “Restated Agreements”). The Restated Agreement created an engagement fee of $100,000 due within three business days from the effective date, reduced the funding amount triggering the enforceability of the Restated Agreements to $707,500 (“Funding”), altered the date in which initial fees are payable to no later than March 5, 2021 (the “Funding Date”) and provided terms to prevent dilution for Infinios’s equity compensation for future funding secured by the Company. The fees in the Restated Agreements are payable within three business days from the effective date, at or before the Funding Date, at the Subscription Service Ready Date annually and monthly. The gross total fees due under the Restated Agreements are $2,212,500, excluding pass-through costs associated with infrastructure hosting fees.

On February 19, 2021, the Company completed and validated its contractual obligations and paid to Infinios the $100,000 engagement fee. On February 29, 2021, the Company paid the initial fee of $707,500 to Infinios prior to the Funding Date. On March 25, 2021, the Company issued 18,011,515 shares of common stock to NEC on a fully diluted basis with piggyback rights. The Company valued the common stock issuance at $67,543,182 based upon the closing market price on the effective date of the transaction based on the closing market price of the Company’s common stock. The issuance was recorded as a $5,000,000 asset, as capitalized prepaid software development and licensing and $62,543,182 as an expense, as excess fair value of equity issuance over assets received, as of September 30, 2021 based on the estimated fair market value of services had the Company developed improvements and additional functionality of the Infinios platform. The estimated amortization is a 5-years life based on the term of the licensing agreement. The Company may revise the value of the asset and estimated life as more information is made available.

The initial fees paid within three business days from the effective date and at or before the Funding Date included the following costs:

Engagement Fee	$100,000
License subscription fee (50% due at Funding Date)	375,000
Annua l maintenance subscription fee (first year)	112,500
Implementation fee (50% due at Funding Date)	162,500
Infrastructure implementation fee (50% due at Funding Date)	32,500
Training fee (50% due at Funding Date)	25,000
Total	$807,500

As of September 30, 2021, the following payments are due in the intervals noted over the five-year life of the Restated Agreements:

License subscription fee (second 50% due at Subscription Ready Date)	$375,000
Annual maintenance subscription fees ($112,500 annually)	450,000
Implementation fees (50% due at Subscription Ready Date)	162,500
Infrastructure implementation fees (50% due at Subscription Ready Date)	32,500
Training fees (50% due at Subscription Ready Date)	25,000
Infrastructure support fees ($6,000 monthly after Subscription Ready Date)	360,000
Total	$1,405,000	*

*	Infrastructure Hosting Fees, which are pass through hosting fees from a hosting partner are excluded from this calculation.

Innovations Realized LLC

On October 2, 2020, the Company entered into an independent contractor services agreement with Innovations Realized, LLC (“IR”) to develop a strategic operating plan focused on the design, execution and go to market implementation of the NECP platform to enter the United States market.

On February 18, 2021, the Company entered into an amended independent contractor services agreement with IR. On February 19, 2021, the initial payment of $76,000 was made and on February 24, 2021 the second payment of $76,000 was made, on April 5, 2021 the third payment of $152,000 and on May 5, 2021, the fourth and fifth payment of $114,000 was made. The outstanding balance of $171,000 is past due and remains unpaid as of September 30, 2021.

Under the October 2020 agreement, the Company granted options to purchase 400,000 shares at a price of $0.01 and 2,500,000 shares at $0.25 and exercisable for two years after vesting. These options vest in equal monthly installments over 24 months. In addition, the options early vesting based on the completion date of the statement of work or the IR principle becoming an employee of AppTech Corp. These options had a grant date fair value of $1,399,992 and $8,749,701 using a Black Scholes pricing model. The options to purchase 400,000 shares valued at $1,399,992 were recorded as an expense, as excess fair value of equity issuance, and to purchase 141,411 shares valued at $491,421 were recorded as an asset, as capitalized prepaid software development and licensing, as of September 30, 2021 based on the estimated fair market value of services had the Company developed the platform. The estimated amortization is a 5-year life based on the term of the licensing agreement. The Company may revise the estimated life upon completion of the platform.

Employee versus Contractor Classification

The Company compensated various individuals as consultants. Annually, the Company issues Form 1099s for amounts paid to them. In addition, a portion of these consultants did not have arrangements which specified compensation payable to them. The Company risks potential tax and legal actions should these consultants be deemed to be employees by governmental agencies. The Company added all relevant independent contractors as paid full-time employees on April 22, 2021 and April 28, 2021.

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

NOTE 10 – STOCKHOLDERS’ DEFICIT

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of September 30, 2021 and December 31, 2020. The holders of Series A preferred stock are entitled to one vote per share on an “as converted” basis on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of Series A preferred stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available, therefore on a pro rata basis according to their holdings of shares of Series A preferred stock, on an as converted basis. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into 780 shares common stock.

Common Stock

The Company is authorized to issue 1,000,000,000 shares of $0.001 par value common stock. There were 113,125,715 and 88,511,657, respectively, shares of common stock outstanding as of September 30, 2021 and December 31, 2020. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available, therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the nine months ended September 30, 2021 and 2020, the Company issued 488,053 and 3,568,000, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $2,512,693 and $2,357,125, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete or issued based upon the vesting schedule and the closing market price of the Company’s common stock on the date of the agreement. The amounts were expensed to general and administrative expenses on the accompanying statements of operations. The accounts payable conversion was $424,885 and $152,500 during 2021 and 2020, respectively.

During the year ended December 31, 2020, the Company granted 350,000 shares of common stock to the board of directors valued at $196,700 or $0.562 per share. The shares vest quarterly over the period of approximately one year. The Company valued the stock issuances, earned for the nine months ended September 30, 2021, at $114,741 based on the closing market price of the Company’s common stock on the date of the agreement. The amount was expensed to general and administrative expenses on the accompanying statement of operations. The Company will issue 116,668 shares of common stock during 2021 valued at $65,567 based on the closing market price of the Company’s common stock on the date of the agreement, over the remaining term of the directors.

During the nine months ended September 30, 2021, the Company issued 31,250 shares of common stock to a merchant in connection with a new contract extension. The Company valued the common stock issuance at $18,371 based upon the closing market price of the Company’s common stock on the date of the agreement. The amount was reflected as a reduction of revenue on the accompanying statement of operations.

During the nine months ended September 30, 2021, the Company issued 200,000 shares of common stock in connection with a judgment purchase agreement from a third party. The judgment is for damages in the amount of $516,932 plus statutory interest against FlowPay Corporation and R. Wayne Steiger. The Company valued the common stock issuance at $1,000,000 based on the closing market price of the Company’s common stock on the date of the judgment purchase.

During the nine months ended September 30, 2021, the Company issued 31,250 shares of common stock to two merchants in connection with the merchant equity program. The Company recorded the common stock issuance at the historical price of $2,121 based upon the closing market price of the Company’s common stock on the date of the qualification. The amount was reflected as a reduction of the merchant equity liability.

During the nine months ended September 30, 2021, the Company issued 5,574,689 shares of common stock to several convertible note payable holders of which 3,812,131 shares of common stock were issued to related parties in connection with debt conversions. The closing market price of the Company’s common stock on the date of the agreement was used to value the excess fair value of equity issuance. The amounts were reflected as a reduction of convertible notes payable, accrued interest, and excess fair value of equity issuance as follows:

Convertible notes payable	$797,600
Convertible notes payable – related parties	395,630
Accrued interest	647,199
Accrued interest – related parties	383,964
Excess fair value of equity issuance	794,136
Excess fair value of equity issuance – related parties	1,911,769
Total	$4,930,298

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

On August 25, 2020, the Company entered into an agreement for accounting services in general and administrative expenses. As compensation the Company granted options to purchase 100,000 shares of common stock at a price of $0.25 and are exercisable for nine months. These options were valued at $140,945 using a Black-Scholes options pricing model. The options were exercised on August 26, 2020.

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

On April 22, 2021, the Company entered into four agreements for administrative services, sales and marketing services in general and administrative expenses. As compensation the Company granted non-statutory stock options to purchase 282,000 shares at a price of $1.91 and are exercisable for three years. These options were valued at $606,278 using a Black-Scholes option pricing model.

On April 28, 2021, the Company entered into three agreements for executive officers’ compensation in general and administrative expenses. As compensation the Company granted non-statutory stock options to purchase 1,600,000 shares at a price of $2.036 and are exercisable for three years. These options were valued at $3,663,820 using a Black-Scholes option pricing model.

During the third quarter, the Company entered into an agreement for administrative services in general and administrative expenses. As compensation, the Company granted non-statutory stock options to purchase 200,000 shares of the Company’s common stock at a price of $1.80 per share. These options were valued at $360,000 using a Black-Scholes option pricing model.

During the third quarter, the Company entered into two agreements for administrative services in general and administrative expenses. As compensation, the Company granted non-statutory stock options to purchase 365,000 shares of the Company’s common stock at prices of $0.25 and $1.304 per share. These options were valued at $354,750 using a Black-Scholes option pricing model.

See Note 9 – Significant Contracts for additional stock options granted.

The fair value of the options is estimated using a Black-Scholes option pricing model with the following range of assumptions as of September 30, 2021:

Market value of common stock on issuance date	$0.562 - $3.50
Expected price	$0.01 - $2.036
Expected volatility	467% - 608%
Expected term (in years)	0.3 - 2.8
Risk-free interest rate	0.11%
Expected dividend yields	—

The following table summarizes option activity:

		Weighted	Weighted
	Number of	Average	Average
	shares	exercise price	remaining years

Outstanding December 31, 2020	7,707,000	$0.21
Issued	2,447,000	$2.02
Cancelled	(1,079,749)	$0.36
Outstanding as of September 30, 2021	9,074,251	$0.56	2.75
Outstanding as of September 30, 2021, vested	3,010,785	$1.11	2.80

The remaining expense outstanding through September 30, 2021 is $8,869,318 for which $1,701,755 is expected to be expensed over the next 30 months in general and administrative expense and $7,167,563 is expected to be recorded over the next 16 ½ months as an asset, as capitalized prepaid software development and licensing or as an expense excess fair value of equity issuance over assets received.

On July 28, 2020, the board authorized the Company’s AppTech Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and consultants of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. A total of 5,000,000 shares of common stock were authorized under the AppTech Equity Incentive Plan, for which as of September 30, 2021 a total of 3,204,500 are available for issuance.

 Warrants

In 2020, the Company entered into a security purchase agreement with an investor pursuant to which the Company agreed to sell the investor a $300,000 convertible note bearing interest at 12% per annum. The Company also sold warrants to the investors to purchase up to an aggregate of 200,000 shares of common stock, with an exercise term of five (5) years, at a per share price of one dollar and fifty cents ($1.50) which may be exercised by cashless exercise. The number of warrants adjusted in the period ending September 30, 2021 due to a reset event on September 27, 2021 changed the exercise price from one dollar and fifty cents ($1.50) to one dollar ($1.00) and increased the number of warrants from 200,000 to 300,000. The warrants were deemed a derivative liability and were recorded as a debt discount at date of issuance. See Note 7.

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

On June 17, 2021, the Company entered into a common stock repurchase option agreement with a former officer and significant shareholder to purchase or assign 706,667 shares of common stock from a third party at $0.20 per share. The Company assigned a portion of the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 500,000 shares was exercised on September 18, 2021 for which the Company received $87,500 in proceeds which was recorded as additional paid-in capital.

On June 18, 2021, the Company entered into a common stock repurchase option agreement to purchase or assign 1,000,000 shares of common stock from a third party at $0.15 per share. The Company assigned the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 1,000,000 shares was exercised on September 18, 2021 for which the Company received $225,000 in proceeds which was recorded as additional paid-in capital.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

On October 4, 2021, the Company entered into a loan forbearance agreement with a lender with a balance outstanding of $13,895, including principal and interest, to forebear enforcement of any of the payment terms of the promissory note in exchange for 5,695 shares of the Company’s common stock as an equity bonus.

On October 4, 2021, the Company entered into a loan forbearance agreement with a lender with a balance outstanding of $40,189, including principal and interest, to forebear enforcement of any of the payment terms of the promissory note in exchange for 7,009 shares of the Company’s common stock as an equity bonus.

On October 5, 2021, the Company entered into a debt conversion agreement to convert a non-interest bearing promissory note with an outstanding balance of $29,598 for 29,598 shares of the Company’s common stock as of the effective date of the agreement at a conversion price of $1.00 per share.

On August 24, 2021, the Company entered into a common stock repurchase option agreement to purchase or assign 300,000 shares of common stock from a third party at $0.175 per share. The Company assigned the repurchase option agreement to a third party in exchange for compensation. The common stock repurchase option for 300,000 shares was exercised on October 13, 2021 for which the Company received $127,500 in proceeds which was recorded as additional paid in capital.

On October 18, 2021, the Company entered in an engagement letter with EF Hutton, division of Benchmark Investments, LLC. (“EF Hutton”) to act as lead underwriter, deal manager and investment banker for the Company’s proposed firm commitment public offering and uplisting. The engagement letter is subject to the signing of an underwriting agreement between the parties covering the sale of up to $15,00,000 of securities subject to the due diligence examination of the Company. The actual size of the offering, the precise number of securities to be offered by the Company and EF Hutton will depend upon the capitalization of the Company among other various factors. EF Hutton shall be granted an option to acquire an additional 15% of the total number of securities as an over-allotment, an underwriting discount of 8% and an expense allowance equal to 1%.

On October 20, 2021, the Company entered into a debt conversion agreement to convert a promissory note with an outstanding balance of $35,000, including principal and accrued interest for 35,000 shares of the Company’s common stock as of the effective date at a conversion price of $1.00 per share.

On October 27, 2021, Maxim and the Company terminated all relevant agreements. In satisfaction of all amounts due and owning, and all amounts that shall become due and owing, the Company shall issue Maxim 200,000 shares of the Company’s common stock in association with the termination.

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

Business Overview

Through our scalable cloud-based platform architecture and infrastructure coupled with our commerce experiences development and delivery model, we intend to simplify and streamline digital financial services for corporations, small and midsized enterprises (“SMEs”) and consumers. We will accomplish this through innovative omnichannel payment and digital banking technologies that complement our core merchant services capabilities. We believe there is opportunity to generate significant revenue for the Company the near future by providing innovative commerce solutions and experiences that resonate with clients, their customers, and the market as a whole. Further, our soon to be launched modular platform will equip forward-thinking financial institutions, technology companies, and SMEs with operational efficiencies, such as automated financial controls and reconciliation in addition to manual administration.

Today, our Company’s merchant services solutions provide financial processing for businesses to accept cashless and/or contactless payments, such as credit cards, ACH, wireless payments, and more. Our patented, exclusively licensed, and proprietary merchant services software will offer, new integrated solutions for frictionless digital and mobile payment acceptance including acceptance of alternative payment methods (“APMs”). We are extending and enhancing these capabilities with software that solves for multi-use case, multi-channel, API-driven, account-based issuer processing for card, digital tokens, and payment transfer transactions. Our scalable business model allows for expansive white-labeling, SaaS, and embedded solutions that will drive the digital transformation of financial services and generate diverse revenue streams for our company.

The financial services industry is going through a period of intensive change driven by the advancement of technology, the adaptation to societal changes resulting from COVID-19, and the rapid rise of contactless transactions. End-users expect ease of use and an enhanced user experience in all their daily financial interactions. In this rapidly evolving digital marketplace, our prospective clients, such as merchants and independent software vendors (“ISVs”), have broad and frequently changing requirements to meet consumer expectations and operational efficiencies to maintain their competitive edge.

Providing basic payment acceptance and “lowest price” models is no longer the winning formula to support the market. These entities recognize that staying competitive in the digital age requires a partner with a platform and services capable of delivering flexibility and growth while streamlining operations to continually deliver increased revenue and profitability opportunities. Our pricing is extremely competitive, but we believe the value we create for financial institutions, technology companies, and SMEs through our technology, deployment model, services and consultative approach will create true differentiation from our competitors.

Our global financial services platform architecture and infrastructure is designed to be flexible and configurable to meet current and future market needs. This will empower our clients to take advantage of future platform development and new innovative digital financial solutions by leveraging off-the-shelf experiences and consuming our APIs. Additionally, by taking a holistic view of all aspects of our clients’ business, including risk, volume, user experience, integration capabilities and technical needs, we will create optimal and extensible financial technology solutions at a rapid pace.

Through exclusive licensing and partnership agreements to complement our patented technology capabilities, we believe we will become leaders in the embedded payment and digital banking sectors by supporting digital, tokenized, multi-channel, embedded API-driven transactions. We intend to accelerate this position through the integration of our merchant services and a secure text payment solution with extensive digital account-based and multi-channel issuer payment processing capabilities. We believe that this will enable us to provide our clients an end-to-end payment acceptance and digital banking solution powering straight-through processing and embedded payment opportunities in the B2B space. We expect to support clients through the development of custom and off-the-shelf experiences by delivering these solutions through public APIs and Webhooks.

A key to the company’s success and market penetration is the continued development of enterprise-grade, patent protected software for SMS text payments via a mobile device. Our patented technology manages text messaging for processing payments, notification, response, authentication, marketing, advertising, information queries and reports. Once an account is established through a multi-currency digital wallet, neither internet connectivity nor a specific application is required to process payments between merchants and end-users. These features will be particularly beneficial for unbanked and under banked individuals in developing or emerging markets where access to the internet on a mobile device and modern banking institutions may not be readily available. In addition, our software platform will extend merchants’ marketplace capabilities by creating new avenues and channels to request and receive frictionless, digital payments and engaging end-users by utilizing a familiar, convenient, and widely adopted technology.

We believe our technologies will greatly increase the adoption of mobile payments and alternate banking solutions in sectors that must quickly adapt and migrate towards new technologies that facilitate convenient and safe contactless payments. To survive and succeed in this environment, businesses need to adopt new technologies to engage, communicate and process payments with their customers from a supplier that widely supports innovation and adaptation as the industry evolves. By embracing technological advancement in the payment and banking industries, we are well-positioned to meet the growing needs of existing and prospective clients and intend for our current and future products to be at the forefront of solving these accelerated market needs.

We are also expanding upon our financial technology foundation into the telehealth and remote patient monitoring sectors in response to cultural shifts and new healthcare demands of society. We have identified a need for the integration of payment acceptance technologies into the burgeoning telehealth sector. We believe this sector’s focus to date has been on providing health-related telecommunications but the way in which fees and payments for these services are requested and accepted is being overlooked. We intend to fill this identified shortfall by developing technologies and payment-related services to aid companies providing telehealth solutions. Through a strategic partnership, we plan to help bring to market personal emergency response and remote patient monitoring services and equipment to help ensure the safety of elderly and injured or sick patients while providing peace of mind to family members, care givers and retirement communities. These solutions increase patients’ access to comprehensive care options and allow medical teams to intervene in a timely manner to avoid more serious health concerns. By providing financial and administrative services we will have the opportunity to receive substantial revenue share from recurring revenue billed through Medicare with the potential for substantial growth and substantial profit margins.

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

Research and Development. Research and development costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of our financial services platform, contract and outside services.

Interest Expense, net. Our interest expense consists of interest on our outstanding indebtedness and amortization of debt issuance costs.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three-month periods ended September 30, 2021 and 2020, respectively. We have derived this data from our financial statements included elsewhere in this quarterly report.

The Three Months Ended September 30, 2021

Compared to the Three Months Ended September 30, 2020

The following table presents our historical results of operations for the periods indicated:

	Three Months Ended September 30
(in thousands)	2021	2020

Revenue	$92.4	$105.4
Cost of revenue	41.8	48.8
Gross profit	50.6	56.6

Operating expenses
General and administrative	1,360.2	1,089.8
Excess fair value of equity issuance over assets received	1,090.7	—
Research and development	—	3.0
Total operating expenses	2,450.9	1,092.8
Loss from operations	(2,400.3)	(1,036.2)

Other income (expenses)
Interest expense, net	(478.0)	(71.7)
Change in fair value derivative liability	135.5	—
Forgiveness of debt	—	—
Other income	0.2	—
Total other income (expenses)	(342.3)	(71.7)
Loss before provision for income taxes	(2,742.6)	(1,107.9)

Provision for income taxes	—	—
Net Loss	$(2,742.6)	$(1,107.9)

The Nine Months Ended September 30, 2021

Compared to the Nine Months Ended September 30, 2020

The following table presents our historical results of operations for the periods indicated:

	Nine Months Ended September 30
(in thousands)	2021	2020

Revenue	$258.7	$241.5
Cost of revenue	112.0	103.8
Gross profit	146.7	137.7

Operating expenses
General and administrative	6,733.6	2,781.9
Excess fair value of equity issuance over assets received	66,124.6	—
Research and development	—	49.2
Total operating expenses	72,858.2	2,831.1
Loss from operations	(72,711.5)	(2,693.4)

Other income (expenses)
Interest expense, net	(3,038.6)	(213.9)
Change in fair value derivative liability	80.4	—
Forgiveness of debt	—	9.0
Other income	175.3	—
Total other income (expenses)	(2,782.9)	(204.9)
Loss before provision for income taxes	(75,494.4)	(2,898.3)

Provision for income taxes	—	—
Net Loss	$(75,494.4)	$(2,898.3)

Revenue

Revenue decreased to $92,410 from $105,357 and increased to $258,688 from $241,367 for the three months and nine months ended September 30, 2021 and 2020. The decrease in the quarter was principally driven by a decrease in the processing volume along with an adjustment in processing fees with one major account. The increase year-to-date more than offset this decrease and was principally driven by an increase in new accounts and an increase in processing volume along with an adjustment in processing fees assessed to the Company.

Cost of Revenue

Cost of revenue decreased to $41,774 from $48,759 and $112,032 from $103,721 for the three months and nine months ended September 30, 2021 and 2020. This decrease was driven primarily by an adjustment discussed above related to the decrease in revenue.

General and Administrative Expenses

General and administrative expenses increased to $1,360,187 from $1,089,808 and $6,733,594 from $2,781,912 for the three months and nine months ended September 30, 2021 and 2020, the increase was primarily driven by stock-based compensation due to several significant consulting agreements for marketing and professional related services, along with stock-based compensation due to executive management and employee contracts.

Excess Fair Value of Equity Issuance Over Assets Received

Excess fair value of equity issuance over assets received expenses increased to $1,090,716 from $0 and $66,124,606 from $0 for the three months and nine months ended September 30, 2021 and 2020. The increase was due to two major equity issuances for services.

Research and Development Expenses

Research and development expenses decreased to $0 from $2,999 and $0 from $49,250, for the three months and nine months ended September 30, 2021 and 2020. This decrease was primarily due to the timing of the development of our financial services platform.

Interest Expense, net

Interest expense, net increased to $478,009 from $71,723 and $3,038,568 from $213,890 for the three months and nine months ended September 30, 2021 and 2020. The increase was primarily due to an expense of excess fair value of equity issuance for accrued interest and notes payable on convertible notes payable and notes payable conversion in the second and third quarter.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability increased to $135,469 from $0 and to $80,370 from $0, for the three months and nine months ended September 30, 2021 and 2020. The increase was primarily due to a new convertible note agreement.

Liquidity and Capital Resources

The Company is in its pre-commercialization phase of its financial services platform. Historically, the Company funded its operations through private investment, such as convertible notes, and the assignment of repurchase option agreements to third parties. The current cash position from continuing operations is not significant to support the company’s daily operations for the next twelve months. To the extent that additional funds are necessary to finance operations and meet our long-term liquidity needs as we continue to execute our strategy, we note that our current public offering will fund our expenses required to generate profits and eliminate the Company’s going concern upon effectiveness. As a result, no additional indebtedness is anticipated at this time. Using currently available capital resources, management believes we can conduct planned operations for 45 days, however, management believes we need to raise $5,000,000 to remain in business for the next 12 months. The net proceeds of this offering will fund our anticipated expenses for the next 36 months regardless if the Company generates a profit.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing, and financing activities for the following comparative periods.

	Nine Months Ended September 30,
	2021	2020

Net cash used in in operating activities	$(820,852)	$(303,235)
Net cash provided by (used in) investing activities	$(1,575,500)	$23,411
Net cash provided by financing activities	$2,361,350	$301,981

Cash Flow from Operating Activities

Net cash used in operating activities increased by $517,617 for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. This increase was principally driven by an increase in residual payouts, professional fees and services, and new executive management and employee contracts.

Cash Flow from Investing Activities

Net cash used in investing activities increased by $1,598,911 for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. This increase was principally driven by a significant investment in a capitalized asset.

Cash Flow from Financing Activities

Net cash provided by financing activities increased by $2,059,369 for the nine months ended September 30, 2021 from the nine months ended September 30, 2020. This increase was principally driven by the increase in proceeds from the sale of repurchase options.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of September 30, 2021, there have been no significant changes to our critical accounting estimates, except as described in Note 2 to our financial statements.

Recent Accounting Pronouncements

As of September 30, 2021, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our financial statements.

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

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three-month period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In November 2017, two shareholders of AppTech, Laura Farris and Eric Ottens, filed a lawsuit against the Company in the State of California, claiming conversion, aiding and abetting conversion, breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing and declaratory relief. The lawsuit was removed to the United States District Court for the Southern District of California. On December 19, 2019, the Company entered into a settlement and release agreement with the plaintiffs pursuant to which the Company will pay the plaintiffs an aggregate of $240,000 in installments over three years, commencing on February 15, 2020. On January 24, 2021, the parties entered a stipulation modifying the repayment schedule of the settlement to which altered the timing of payments over the three-year repayment period. The Company is current on the modified repayment schedule.

Other Lawsuit

On July 23, 2020, Flowpay Corporation, a Delaware corporation (“Flowpay”), and R. Wayne Steiger, the President of Flowpay, filed a complaint in the Superior Court of California, County of San Diego, North Division against the Company, Luke D’Angelo (the Chairman of the Board, Chief Executive Officer, Executive Officer and Chief Investment Officer of the Company), Robert Sanchez (the former Chief Executive Officer of GlobalTel Media, Inc., and former Chief Technology Officer of the Company) and Christopher Williams (the former Chairman and Chief Operating Officer of Flowpay and current member of the Company’s board of directors). In the complaint, Flowpay and Mr. Steiger alleged breach of contract, intentional misrepresentation and negligent misrepresentation by the Company and Mr. D’Angelo in connection with a Memorandum of Understanding, dated May 7, 2016, between the Plaintiffs and the Company and Mr. D’Angelo, as the Company’s CEO, and unjust enrichment, and violation of the California Uniform Trade Secrets Act by the Company in connection with certain patents, and trade secrets of Flowpay. In the complaint, the plaintiffs sought general and special damages, punitive and exemplary damages, disgorgement of profits, prejudgment interest, costs and other relief to be determined by the court. The Plaintiffs filed an amended complaint on March 15, 2021 which removed the cause of action related to violation of the California Uniform Trade Secrets Act. The Company filed an answer with affirmative defenses on April 26, 2021. The lawsuit is presently in the discovery phase. We believe the plaintiffs’ claims are meritless and intend to vigorously defend against this lawsuit.

Convertible Note and Warrant Lawsuit

On July 14, 2021, EMA Financial LLC, a Delaware limited liability company (“EMAF”), filed a complaint in the Southern District of New York against the Company. In its complaint, EMAF alleged that the Company breached the terms of a convertible note and a related warrant agreement purchased by EMAF pursuant to a securities purchase agreement between the parties. EMAF sought specific performance, payment of damages to be determined but not in excess of $2,750,000, reimbursement of costs and expenses, including reasonable legal fees, and non-interference. On September 2, 2021, EMAF filed a motion for summary judgment. On September 9, 2021, AppTech filed a motion to dismiss on the grounds the agreements were void as a result of the illegal activity by the plaintiff. On October 15, 2021, the parties filed memorandums in opposition to the respective motion. On October 25, 2021, the parties filed memorandums of law in further support of their respective motions. We believe the EMAF’s claims are meritless and intend to vigorously defend against this lawsuit. The parties have engaged in settlement discussions with an expected range of potential liability between $400,000 and $550,000, which includes principal and accrued interest of the convertible notes payable.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2021, 393,053 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $767,000.

During the nine months ended September 30, 2021, 233,336 shares of common stock were issued to members of the Board of Directors valued at $131,134.

During the nine months ended September 30, 2021, 200,000 shares of common stock were issued to purchase a judgment valued at $1,000,000.

During the nine months ended September 30, 2021, 31,250 shares of common stock were issued to a merchant valued at $18,371.

During the nine months ended September 30, 2021, 18,011,515 shares of common stock were issued in connection with a strategic partnership valued at $67,543,182.

During the nine months ended September 30, 2021, 400,000 and 2,500,000 options to purchase common stock were issued at a price of $0.01 and $0.25 valued at $1,399,992 and $8,749,701, respectively.

All Issuances were exempt from registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)(2) and were issued as restricted securities as defined in Rule 144 of the Act.

Item 3. Defaults Upon Senior Securities.

Five convertible notes payable in the amount of $737,416 are currently in default.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (incorporated by reference to Exhibit 3.1 to Form 10-12G/A filed February 14, 2020)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006 (incorporated by reference to Exhibit 3.2 to Form 10-12G/A filed February 14, 2020)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-12G/A filed February 14, 2020)

3.4	AppTech Corp. Certificate of Correction filed September 04, 2007 (incorporated by reference to Exhibit 3.4 to Form 10-12G/A filed February 14, 2020)

3.5	AppTech Corp. Certificate of Designation filed September 06, 2007 (incorporated by reference to Exhibit 3.5 to Form 10-12G/A filed February 14, 2020)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008 (incorporated by reference to Exhibit 3.6 to Form 10-12G/A filed February 14, 2020)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009 (incorporated by reference to Exhibit 3.7 to Form 10-12G/A filed February 14, 2020)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009 (incorporated by reference to Exhibit 3.8 to Form 10-12G/A filed February 14, 2020)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010 (incorporated by reference to Exhibit 3.9 to Form 10-12G/A filed February 14, 2020)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010 (incorporated by reference to Exhibit 3.10 to Form 10-12G/A filed February 14, 2020)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010 (incorporated by reference to Exhibit 3.11 to Form 10-12G/A filed February 14, 2020)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (incorporated by reference to Exhibit 3.12 to Form 10-12G/A filed February 14, 2020)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (incorporated by reference to Exhibit 3.13 to Form 10-12G/A filed February 14, 2020)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010 (incorporated by reference to Exhibit 3.14 to Form 10-12G/A filed February 14, 2020)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011 (incorporated by reference to Exhibit 3.15 to Form 10-12G/A filed February 14, 2020)

3.16	AppTech Corp. Certificate of Amendment filed September 06, 2011 (incorporated by reference to Exhibit 3.16 to Form 10-12G/A filed February 14, 2020)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011 (incorporated by reference to Exhibit 3.17 to Form 10-12G/A filed February 14, 2020)

3.18	AppTech Corp. Bylaws dated May 07, 2013 (incorporated by reference to Exhibit 3.18 to Form 10-12G/A filed February 14, 2020)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013 (incorporated by reference to Exhibit 3.19 to Form 10-12G/A filed February 14, 2020)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013 (incorporated by reference to Exhibit 3.20 to Form 10-12G/A filed February 14, 2020)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015(incorporated by reference to Exhibit 3.21 to Form 10-12G/A filed February 14, 2020)

4.1	Specimen Stock Certificate of AppTech Corp.’s Common Stock (incorporated by reference to Exhibit 4.1 to Form 10-12G/A filed February 14, 2020)

10.1	Asset Purchase Agreement dated December 04, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-12G/A filed February 14, 2020)

10.2	Amendment to Asset Purchase Agreement dated September 22, 2017 (incorporated by reference to Exhibit 10.2 to Form 10-12G/A filed February 14, 2020)

10.3	Lease Agreement dated November 15, 2018 (incorporated by reference to Exhibit 10.3 to Form 10-12G/A filed February 14, 2020)

10.4	Engagement Letter dated September 23, 2019 (incorporated by reference to Exhibit 10.4 to Form 10-12G/A filed February 14, 2020)

10.5	Lease & Purchase Option Agreement dated January 22, 2020 (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 30, 2020)

10.6	Subscription License and Service Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 7, 2020)

10.7	Digital Banking Platform Operating Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 7, 2020)

10.8	Subscription License Order Form dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 7, 2020)

10.9	Registration Rights Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.4 to Form 8-K filed October 7, 2020)

10.10	Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 26, 2020)

10.11	Amendment No. 1 to the Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems (incorporated by reference to Exhibit 10.11 to Form S-1 filed February 16, 2021)

10.12	Amended and Restated Subscription License and Service Agreement dated as of February 11, 2021, by and among AppTech Corp. and NEC Payments B.S.C. (c).PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 18, 2021)

10.13	Amended and Restated Digital Banking Platform Operating Agreement dated as of February 11, 2021, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 18, 2021)

10.14	Amended and Restated Subscription License Order Form dated as of February 11, 2021, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.3 to the Form 8-K filed February 18, 2021)

10.15	Independent Contractor Agreement, dated as of February 23, 2021 by and among AppTech Corp. and Innovations Realized, LLC. PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 01, 2021)

10.16	Amended and Restated Strategic Partnership Agreement dated as of April 27, 2021, by and among AppTech Corp. And Silver Alert Services LLC, doing business as LifeLight Systems (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 03, 2021)

14	AppTech Code of Business Conduct (incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2020)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated November 11, 2021

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated November 11, 2021

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated November 11, 2021

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated November 11, 2021

99.1	Audit Committee Charter (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 16, 2020)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 16, 2020)

99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form S-1 filed February 16, 2021)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Corp.

Date: November 11, 2021	By:	/s/ Luke D’Angelo
Luke D’Angelo
Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 11, 2021	By:	/s/ Gary Wachs
Gary Wachs
Chief Financial Officer (Principal Financial Officer)