Form 10-K
period 2021-12-31
AppTech Payments Corp.
filed 2022-03-31
CIK 1070050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-27569

AppTech Payments Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	7389	66-0847995
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

5876 Owens Avenue

Suite 100

Carlsbad, California 92008

(760) 707-5959

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Luke D’Angelo

Chief Executive Officer

5876 Owens Avenue

Suite 100

Carlsbad, California 92008

(760) 707-5959

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0095 par value per share	APCX	NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

None

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

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

As of March 24, 2022, the registrant had 16,348,096 shares of common stock issued and outstanding.

AppTech Payments Corp.

(Formerly AppTech Corp.)

Form 10-K

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this report of AppTech Payments Corp. are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements.

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

We encourage you to read the discussion and analysis of our financial condition and our financial statements contained both in our Form S-1 that was filed with the Securities and Exchange Commission on January 3, 2021 and in this Annual Report on Form 10-K. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K, the words “AppTech Payments,” “we,” “us,” the “registrant” or the “Company” refer to AppTech Payments Corp.

Item 1. Business.

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

Through exclusive licensing and partnership agreements to complement our patented technology capabilities, we believe we will become leaders in the embedded payment and digital banking sectors by supporting digital, tokenized, multi-channel, embedded API-driven transactions. We will accelerate this position through the integration of our merchant services and a secure text payment solution with extensive digital account-based and multi-channel issuer payment processing capabilities. This will enable us to provide our clients an end-to-end payment acceptance and digital banking solution powering straight-through processing and embedded payment opportunities in the B2B space. We expect to support clients through the development of custom and off-the-shelf experiences by delivering these solutions through public APIs and Webhooks.

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

Industry Background

 The financial technology and payment processing industries are an integral part of today’s worldwide financial structure. The electronic payments industry is massive, with growth fueled by powerful long-term trends that continue to increase the acceptance and use of electronic payments compared to paper-based payments. According to The Nilson Report, purchase volume on credit, debit and prepaid cards in the United States was approximately $6.1 trillion in 2018 and is estimated to reach nearly $10.4 trillion by 2027, a compound annual growth rate, or CAGR, of 6.1%.[1]

 According to American Banker, banking and financial services incumbents are failing to compete on customer experience, which is a weakness fintechs are very successfully exploiting.[2] In fact, based on a 2019 PwC Global Fintech Report, industry executives believe that 25% or more of their business could be at risk of being lost to standalone fintechs within five years.[3] Furthermore, according to Allied Market Research, The global digital banking platform market size was valued at $3.95 billion in 2019 and is projected to reach $10.87 billion by 2027, growing at a CAGR of 13.6% from 2020 to 2027.[4] All of this research and expert opinion provides a clear picture of the opportunities ahead for fintechs that can provide innovative commerce solutions and experiences that resonate with clients, their customers and the market as a whole.

According to a Walker report, customer experience will overtake price and product features as the key brand differentiator this year. Moreover, according to research from PwC, an immersive and engaging customer experience drives more customer spending.[5] In fact, 86% of buyers are willing to pay more when immersed in a great customer experience – Experience outweighs cost.

The payment processing industry continues to evolve rapidly based on the application of new technology and changing customer needs. Changes in technology have allowed for new payment methods, such as mobile and contactless payments which is driving demand for new innovative solutions to meet consumer expectations. This results in businesses increasingly being required to deliver new, convenient methods of interacting with their customers to ensure loyalty and repeat business. As consumers continue to integrate mobile devices into their lives, there will be increased demand to conduct business on these devices. According to Global Industry Analysts, the global mobile payment market was valued at $1,449.56 billion in 2020 and is expected to reach over $5,399.6 billion in 2026 with growth at a CAGR of 24.5% over the forecast period (2021 – 2026).[6]

GSMA Intelligence reported in 2019 that globally, there are more than 9.2 billion mobile connections and 5.1 billion mobile subscribers with text messaging capabilities.[7] Statista asserted that just over 3.9 billion of these devices have access to mobile internet.[8]

 Our Competitive Strengths

We believe our adaptable technology stack and product offerings differentiate us from our competitors. Our products and solutions help to eliminate much of our sector’s reliance on legacy payment rails and financial systems. The design and delivery are not being restricted by antiquated foundational technology. Management believes the applicability and frictionless nature of our products will offer an immediate impact on the digital financial services industry. Further, the solutions we intend to deliver to our clients will be driven off user-centered design principles to providing seamless, best-in-class experiences to the end-user.

Digital transformation is complex for most companies sighting such concerns around shifting company culture, legacy systems, rigidity of platforms and processes, inefficiencies in skillsets and knowledge. Additionally, even when these companies see the value in digital transformation, often these companies face an inability to properly shift resources to new technology while maintaining customers on existing platforms. Non-discretionary spend required to “keep the lights on” outweighs leadership’s ability to invest in future technology which results in vulnerabilities and competitive threats.

_________________________________

[1] Nilson Report – Payment Cards in the U.S. Projected, October 2020.

[2] American Banker and Monigle, Humanizing the Bank Customer Experience, 2021.

[3] PricewaterhouseCoopers, LLP– Global Fintech Report, 2019.

[4] Allied Market Research – Digital Banking Platform Market Size to Hit $10.87 Billion by 2027, at 13.6% CAGR, October 2020.

[5] Walker Resources – Customers 2020: A Progress Report.

[6] Global Industry Analysts – Consumer Mobile Payments – Global Market Trajectory and Analytics, October 2021.

[7] GSM Association – The State of Mobile Internet Connectivity 2019.

[8] Statista Research Department – Mobile Internet Usage Worldwide – Statistics and Facts, July 2021.

Our financial services platform will empower our clients with an extensible, adaptable framework capable of dynamically solving challenges found across the financial services industry. Further, this ability will allow us to drive deeply and expediently into specific market segments to solve problems that we find to be a continued burden on our client’s and their customer base. Based on market, client and end-user research and discovery, it is expected that these unique solutions produced for client’s will be highly leverageable across these segments to deliver experiences at scale while producing rapid revenue and profitability.

As we increase our client base and deployment of solutions to meet our client’s specifications, we’ll continue to grow these “off-the-shelf” experiences that will ultimately lower our development costs while increasing speed to market. In addition, we are positioned to utilize this model to grow industry partnerships and app marketplace plugins thus further leveraging our capabilities and market reach.

Founded on a modern core platform backed by an intelligent financial technology framework, our ability to rapidly deploy solutions and experiences that are otherwise cumbersome, expensive and often fall short of expectations will prove successful. Once launched, our position is to penetrate deep into certain segments to build a model that will directly drive growth. Gaining robust insights in these segments while delivering best-in-class experiences will also produce future opportunities to expand our off-the-shelf solutions to other verticals or sub-verticals that are challenged with solving similar problems.

While our core foundational platform will continue to adapt and grow based on new innovations, we will soon launch into the market with an extremely robust and innovative set of secure digital banking and payments features and functionality. This will allow us to quickly deliver the future of digital finance to meet the demands of the markets we intend to serve without the deployment burdens encumbering the market today.

Additionally, the patent protection to some of our products is uncommon within the fintech industry. This protection prevents competitors from replicating our products to carve away at our anticipated market share. Therefore, backing our text payment and lead generation products with patents strengthens the viability of such products by limiting direct competition and strengthening strategic partnerships. It is expected that we will also expand our patent portfolio through new innovations and acquisitions.

Our patent protected text payment system’s anticipated capabilities also set us apart. By creating a product that permits mobile payments without the need for a data plan, internet or an application -after an initial account is established-, we will have the unique ability to extend our customer base to target unbanked and underbanked individuals primarily in developing or emerging markets. Integrating consumers that are not traditionally included in the payment space will allow us to have a larger potential market than many of our competitors.

Our Growth Strategy

We intend to grow by leveraging our existing IP, continually developing products and solutions, establishing strategic partnerships and seeking selective acquisitions that uniquely complement our core business to meet growing market demand. From traditional merchant accounts to customizable inbound and outbound payment solutions, we intend to modernize and enhance the payment processing and digital banking capabilities for businesses throughout the world. Our business objective is to generate revenue based on licensing and subscription fees, transactional processing fees, product line growth, and continual advancement of our IP portfolio.

Our target market is forward-thinking financial institutions, technology companies, and SMEs seeking to broaden their distribution through the addition of digital omnichannel payments and digital banking technologies. We will serve these markets by reducing integration complexity and streamlining their integrated financial services capabilities.

SMEs generally lack the resources of large enterprises to invest heavily in technology. As a result, they are more dependent on service providers, like AppTech, to handle critical functions including payment acceptance and other support services and are likely to be early adopters of new services that will further increase their efficiency and drive growth. Additionally, we are targeting financial institutions looking to maintain their ability to compete by digitizing their financial services offerings to meet market demand. By enhancing their customer’s user experience through the development of innovative and user centric multi-channel, multi-currency, digital financial products, they will be able to maintain customer loyalty.

We intend to support a multi-method distribution model to achieve our vision. By providing delivery flexibility, we can rapidly engage and develop the right go-to-market strategies. As previously mentioned, not only are off-the-shelf solutions available, but we also offer embedded experiences that can be deployed using a growing portfolio of Open and Private APIs for developers to build unique experiences based on business cases and requirements.

Further, by offering clients a full array of marketing technology services, omnichannel payments and digital banking technologies, we will enable them to better interact with their customers and provide additional, dynamic means of processing both inbound and outbound financial transactions.

Businesses’ financial technology needs are increasingly complex. As electronic and mobile commerce continues to grow, businesses have no alternative but to use technology to better meet customer’s expectations. We believe that delivering innovative, adaptive, scalable, and operationally efficient products that meet their financial services needs will result in rapid market penetration for our anticipated products launches.

While leveraging new technology is vital to our growth plan, it is equally important that the technology is relevant and seamlessly fits into and benefits our end-user’s daily lives. Consumers are sometimes reluctant to alter their typical routines, especially when it relates to financial services. The anticipated launch of our text payment system and broader digital banking and payments solutions will meet both needs. We will offer financial technologies that do not rely on legacy rails thus increasing the opportunity to improve the end-user’s digital experiences. Once properly developed and rolled out, we anticipate rapid adoption.

We seek to grow our business by pursuing the following strategies:

●	Increasing our customer base by offering unique and compelling, patent protected technology solutions;

●	Driving growth in our merchant services business through new and flexible technologies, including our secure text payment system, that will enable our customers to adapt to a rapidly changing marketplace;

●	Rolling-out our API-driven, account-based, issuer processing solution for card, digital token, and payment transfer transactions that will enable us to target multi-currency and multi-channel digital banking and embedded B2B payment opportunities;

●	Providing advanced technology to our clients to engage end-users via lead generation and text marketing services to enable businesses to better communicate with their customers and integrate our full suite of products;

●	Maintaining technological leadership by continuing to innovate and improve our scalable, extensible, cloud-based technology;

●	Pursuing strategic acquisitions, investments, or partnerships to complement and bolster our suite of fintech products;

●	Creating cross-selling synergies through white-labeling or SaaS distribution enabling us to provide a holistic suite of products and services to financial institutions, technology companies, and SMEs;

Our market growth strategies will focus on the following elements: (1) new product development and delivery (2) market penetration (3) market expansion (4) IP, strategic acquisitions, and partnerships.

It is imperative that upon entrance into the market with the new platform, we focus on delivering an enhanced experience to our existing digital client base. As we roll this out, we will also continue discussions with our current and continually evolving pipeline of prospects to understand these opportunities and the value that we can bring to solve their needs. This strategy also provides growth opportunities with these clients, increases customer satisfaction and potential referrals, and produces valuable feedback into our product prioritization and roadmap.

Maintaining focus to deliver our technology to selective target market segments also allows us to deliver a deeper, more targeted set of solutions and experiences. In turn this will grow our knowledge within these select segments that will translate into further innovation and market penetration.

This continual development process will contribute to our overall strategy of delivering new, innovative technologies and solutions. It is expected that bringing these to market will expand opportunities in complimentary and new market segments. Given the Platform’s flexibility and a la carte capabilities, adapting these solutions and delivering new experiences is a core tenant to growth.

In addition, core to our values and strategy is the opportunity for growth through intellectual property. This is inclusive of the existing patent portfolio while also coupled with future innovation. It is also important to continually evaluate new technologies, market entrants and complimentary solutions to ensure continued growth. We expect that this will include strategic acquisitions of complimentary offerings and portfolio customers, while also focusing on strategic partnerships where we find synergy in our vision.

With years of fintech experience and a deep understanding of the industry, management believes we can leverage this expertise, industry contacts and past clients to accelerate market penetration. Engaging individuals with the ability to integrate our products may prove invaluable. Further, through our channel partnerships, we have an expansive network of potential clients that continue to show interest in our strategy and opportunity to embed our financial technologies into their solutions.

Management believes there are substantial opportunities in emerging and developing markets for our anticipated products. Our mobile payment and digital banking solutions offer innovative avenues to unbanked and underbanked communities to transact and provide remittances. Further, since internet connectivity is not required for our text payment solution, individuals with limited internet access will still be able to transact. These two factors could open our products to markets with immense growth potential.

With our in-house expertise and our internationally experienced and proven team of subject matter experts via our partnership with Infinios Financial Services BSC’s (formally NEC Payments B.S.C.), we are focused on resources on delivering growth using the strategies described above. Both teams operate together in full confidence that the business is being powered by innovative technology IP running on robust, secure and scalable cloud infrastructure. We expect to continue the innovative development of the core platform while also developing alongside targeted market segments and clients to deliver productized, secure and scalable solutions and experiences.

Our Products and Services

We are developing and preparing to deploy a digital-first fintech platform that empowers financial institutions and enterprise brands to deliver “best-of-breed” B2B and B2C experiences through our revolutionary platform and deployment model. Our modular platform will seamlessly integrate with legacy and cloud platforms to power a multitude of commerce experiences, including digital payments, financial wellness and more.

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

Our processing partners include Total Systems Services (“TSYS”)/Global Payments., JetPay an NCR Payment Solutions Company, Harbortouch Payments a Shift4 Company, Cynergy Data/Priority Payments Systems Group, FIS and Cardconnect/Fiserv Inc., with each providing products and services that meet each of our merchants’ needs. Currently, our partners manage our backend payment processing needs in addition to managing risk and compliance on our behalf. Through the implementation of our proprietary payment processing protocols as we grow our customer base and technology, we expect to manage the risk and compliance ourselves, which will increase our margins on each transaction processed.

Digital Financial Technology Platform consisting of Omnichannel Payments and Digital Banking

To power commerce experiences, our digital financial technology platform (the “Platform”) is being, in part, licensed from Infinios and incorporates two distinct product pillars: (1) omnichannel payments featuring patented SMS text payment technology and (2) digital banking capabilities including multi-currency solutions, hyper-segmented savings accounts, buy now, pay later (“BNPL”) and next generation card issuance. The omnichannel payments pillar will consist of several stand-alone solutions, including hosted ecommerce checkout, a flexible payment gateway, patented text payment technology, digital wallets, alternative payment methods (APMs), as well as mobile and contactless payments. The Platform’s digital banking pillar will supply financial institutions with technology to give their customers – businesses, professionals, and individuals the ability to better manage their finances anywhere, anytime and at a fraction of the cost of traditional banking and financial services.

Developing and deploying embedded commerce experiences runs atop the Platform stack. This will include 1) open and private payment and digital banking APIs, 2) select third-party APIs centered on personalization and automation, 3) UI/UX blueprints and design assets 4) online collaboration and development tools, and 5) optional professional services engagement and support.

Similar to experience-focused offerings, our Platform powers immersive content, conversion, marketing automation, payment, and value transfer capabilities for nearly every online and offline shopping, banking, and financial services scenario. Additionally, our Platform experiences can be taken off-the-shelf or tapped into via modern APIs to build and embed fully branded and customizable experiences.

In many cases, our products and services are both available off-the-shelf or through embedded commerce experiences. For example, our patented text payment capabilities can be licensed off-the-shelf so our client can take advantage of quick market entry while doing this without any lifting or technical requirements. Alternatively, text payment capabilities and feature sets are available via our open APIs so businesses can embed and customize the experience, i.e. alter the onboarding experience and subscription triggers.

We believe text payment’s simple payment process has widespread application and potential for widespread adoption by mobile users because it utilizes a technology many end users are comfortable with and use daily. The process is quick and user-friendly allowing businesses to simply expand their payment receiving capabilities. The integration of direct, reliable, instant, and familiar text messaging with secure payments is a vital step in how we believe we bridge the gap between fintech and mobile wireless systems.

Our white-label, digital banking technology platform with payment capabilities will equip financial institutions (Fis), technology providers and brands with a digital “bank-in-a-box” – also referred to as our Banking-as-a-Service (BaaS) product. Furthermore, our Platform will enable multi-channel, multi-currency, pure digital financial services products unlike many other providers in the world. It incorporates a “plug-and-play” capability to facilitate deep integration with payment gateways, POS merchant services, alternative payment mechanisms, open-banking, ERP (“Enterprise Resource Planning”), CRM and web and mobile user interfaces to form an end-to-end, embedded, payment acceptance and digital banking solution that drives innovative and disruptive digital distribution products. Anticipated products include:

●	Neo-Banking for consumers and SMEs;
●	Embedded B2B and consumer virtual payments (VCNs);
●	Multi-currency money management and P2P money transfer;
●	Payroll, expenses, management and B2C and G2C disbursements;
●	Treasury management;
●	Gift, incentive and reward programs for retail, wholesale and employee benefits;
●	Any other product that requires a prepaid or credit balance to be held and transacted upon.

Other attributes to our Platform will include:

●	Patented Technology including a Text-to-Pay patent that enables B2B, B2C and P2P payments via SMS, mobile push, email and other forms of embedded links. Combined with four mobile-to-computer messaging and lead generation patents, we can enable financial institutions, technology companies and businesses to unlock innovative customer experiences.

●	Personalization and User Experience is also at the core of our Platform. Through marketing automation capabilities, our Platform will provide an industry first online-to-offline customer attribution capability. Licensees of our Platform will be able to link their customer’s online behavior to their buying preferences in real-time in order to personalize the selling and buying experience, streamline checkout and improve conversion rates.

●	Automation is delivered through our APIs to unlock automated financial transactions and customer experiences. For example, our Platform can be simply configured to create many types of automated customer benefits and incentives including instant cashback or added-value promotions. Further, our Platform will be easily leverageable to create similar money saving experiences like round ups, i.e., rounding to the nearest dollar and depositing the difference between the purchase price and round-up into a digital bank account.

●	Integration and Embedded Payments are central functions of our Platform. As such, we offer developers and enterprises an open platform with flexible rest APIs to build new payment and financial transaction features in SaaS and cloud apps, or create compelling new digital financial services user experiences from scratch.

Our Platform continues to be developed including integration, testing and proper technical certifications before market readiness and client delivery. Management believes the Platform will be rolled out in stages beginning in the first quarter of 2022. We expect that our Platform will continue to evolve as discussed to continually provide ongoing improvements, new features and functions and improved opportunities to deliver best in class experiences to the markets we serve.

Employees

As of the date of this annual report, we have eighteen full-time employees. In addition to our employees, we utilize various consultants and contractors for other services on an as-needed basis.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our headquarters is located at 5876 Owens Avenue, Suite 100, Carlsbad, Ca 92008, consisting of approximately 3,000 square feet of office space. Our lease on this facility expires in February 2025. We anticipate that following the expiration of the lease, during the term of the current lease, depending on various factors, we will be able to lease or purchase additional or alternative space at commercially reasonable terms.

Item 3. Legal Proceedings

In September 2018, a complaint was filed in San Diego superior court for a breach of contract arising from a written agreement for the purchase of a judgment to which AppTech Payments was not a party. AppTech Payments substantially performed under the agreement but the second agreement to extend the final payment was executed under alleged duress. The settlement amount of $150,000 was paid in monthly installments of $15,000. On December 30, 2020, full payment was made in accordance with a modified settlement payment schedule.

On December 19, 2019, the Company entered into a settlement and release agreement with two shareholders. The total obligation was for $240,000 and is to be paid out over three years beginning February 15, 2020. We are current on the modified repayment schedule with the final payment scheduled to be made on November 15, 2022.

In July of 2020, an owner and corporation having a non-binding Memorandum of Understanding (“MOU”) filed a lawsuit against AppTech Payments Corp. (formally “AppTech Corp.”). in the County of San Diego, State of California. Plaintiffs amended the Complaint on March 11, 2021. The claims include breach of contract, intentional misrepresentation, negligent misrepresentation, and unjust enrichment. Service of process occurred on January 8, 2021. Management believes the non-binding MOU terminated after no Definite Agreement was executed between the parties, and negotiations ceased December 20, 2016. We filed an answer to the Amended Complaint on April 27, 2021 and began discovery. Management does not believe Plaintiffs’ claims for damages have merit or are supported by Plaintiffs’ evidence. We are filing a Summary Judgment to request an Order from the Court to narrow the issues in the Amended Complaint. This matter is scheduled for trial on July 8, 2022. We currently own a judgment dated February 17, 2017, against the owner and corporation in the amount of $516,932 plus interest. We are in the process of having the judgment assigned to AppTech Payments Corp. and renewed. Management plans to use the judgment to assist in the possible settlement and dismissal of this case prior to trial.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been registered with the SEC since 1999 and trading on the OTC Pink Open Market since 2010. We successfully uplisted to NASDAQ on January 7, 2022 under the symbol “APCX”. Our warrants are listed under the symbol “APCXW”.

Stockholder Data

As of March 24, 2022, 16,348,096 shares of our common stock were outstanding and held of record by 280 stockholders, and 14 shares of preferred stock were outstanding.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception.

Equity Compensation Plan

For information regarding securities authorized under the equity compensation plan, see Item 12.

Recent Sales of Unregistered Securities

During year-to-date 2022:

a)	145,000 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $299,650

During the year ended December 31, 2021:

a)	69,531 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $810,446

b)	we assigned our rights to stock repurchase option agreements to third parties resulting in net proceeds of $3,086,592

c)	21,491 shares of common stock vested for the members of the Board of Directors valued at $114,742

During the year ended December 31, 2020:

a)	422,315 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $2,631,899

b)	we assigned our rights to stock repurchase option agreements to third parties resulting in net proceeds of $274,614

c)	15,350 shares of common stock vested for the members of the Board of Directors valued at $81,958,

d)	36,842 shares of common stock were issued to members of the Board of Directors valued at $196,700 for which vest quarterly over the period of approximately one year.

All issuances were exempt from registration requirements of Section 5 of the Securities Act of 1933 as they did not involve a public offering under Section 4(a)2(2) and were issued as restricted securities as defined in Rule 144 of the Act.

Item 6. Selected Financial Data

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

We were founded in 1998 and changed our name to AppTech Corp. in 2009. In 2013, we merged with Transcendent One, Inc., whereby Transcendent One, Inc. and its management took controlling ownership of the Company. From this point forward, we have operated as a merchant services provider, continuing the business conducted by Transcendent One, Inc. In 2017, we acquired certain assets from GlobalTel Media, Inc., which included patented, enterprise-grade software for advanced text messaging. In addition to the software and associated databases, the acquisition included four patents and additional intellectual property for mobile payments. On December 23, 2021, we changed our name to AppTech Payment Corp and re-domiciled to Delaware. We are headquartered in Carlsbad, CA. and uplisted to NASDAQ in January 2022. Our stock trades under the symbol “APCX” and our warrants under the symbol “APCXW”.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for years ended December 31, 2021 and 2020, respectively. We have derived this data from our annual financial statements included elsewhere in this registration statement.

Year Ended December 31, 2021

Compared to Year Ended December 31, 2020

The following table presents our historical results of operations for the periods indicated:

	Year ended December 31		Change
(in thousands)	2021	2020	Amount	%

Revenue	$353.8	$329.5	$24.3	7%

Cost of revenue	149.4	140.4	9.0	6%
Gross profit	204.4	189.1	15.3	8%

Operating expenses
General and administrative	8,399.4	3,749.5	4,649.9	124%
Excess fair value of equity issuance over assets received	68,955.9	—	68,955.9	100%
Research and development	169.0	49.2	119.8	243%
Total operating expenses	77,524.3	3,798.7	(73,725.6)	1,941%

Loss from operations	(77,319.9)	(3,609.6)	(73,710.3)	2,042%

Other income (expenses)
Interest expense, net	(3,110.7)	(342.3)	(2,768.4)	809%
Day one derivative loss	—	(389.7)	389.7	(100%)
Change in fair value of Derivative Liability	(25.6)	71.8	(97.4)	(136%)
Other income (expenses)	1,210.7	82.5	1,128.2	1,368%
Total other expenses	(1,925.6)	(577.7)	($1,347.9)	233%

Loss before income taxes	(79,245.5)	(4,187.3)	($75,058.2)	1,793%

Provision for income taxes	—	—	—	—

Net loss	$(79,245.5)	$(4,187.3)	$(75,058.2)	1,793%

Revenue

Revenue increased to $353,824 from $329,500, or 7%, for the year ended December 31, 2021 from the year ended December 31, 2020. The increase was principally driven by the Company boarding more accounts in FY21 versus FY20, and an increase in merchant processing.

Cost of Revenue

Cost of revenue increased to $149,449 from $140,372, or 6%, for the year ended December 31, 2021 from the year ended December 31, 2020. This increase was driven primarily by the increase in revenue.

General and Administrative Expenses

General and administrative expenses increased to $8,399,382 from $3,749,456, or 124%, for the year ended December 31, 2021 from the year ended December 31, 2020. This increase was primarily driven by the increase of some one-time stock compensation expense from employment contracts.

Excess fair value of equity issuance over assets received

On October 1, 2020, the Company entered into a strategic partnership with Infinios Financial Services B.S.C (“Infinios”). The partnership was not consummated until February 19, 2021. As part of the deal, Infinios received 15% or 1,895,948 post-split shares of the Company’s common stock on a fully diluted basis. The Company valued the common stock issuance at $67,543,182 based upon the closing market price on the effective date (February 19, 2021). In addition, Management capitalized cash payments and equity issuances granted to Infinios and Innovations Realized, LLC (a third party hired to help with the platform integration) over the course of fiscal year 2021. Management carefully analyzed the value of the licenses and services to be performed. Any value in excess of the capitalized asset was out right expensed.

Research and Development Expenses

Research and development expenses increased to $169,034 from $49,250, or 243%, for the year ended December 31, 2021 from the year ended December 31, 2020. This increase was primarily due to additional development performed by in-house employees related to the platform.

Interest Expense, net

Interest expense, net increased to $3,110,717 from $342,321, or 809%, for the year ended December 31, 2021 from the year ended December 31, 2020. This increase was primarily driven by interest charges on debt conversions and debt forbearance agreements.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability decreased to ($25,581) from $71,764 or (136%) for the year ended December 31, 2021 from the year ended December 31, 2020. This decrease was primarily driven by the market fluctuation of the derivative liability.

Other income (expenses)

Other income (expense) increased to $1,210,719 from $82,530, or 1,368%, for the year ended December 31, 2021 from the year ended December 31, 2020. This increase was primarily driven by the Company writing off old payables totaling ($946,262), debt forgiveness of ($174,945), and writing off the remaining balance of the merchant equity program ($88,603) for which the statute of limitations had expired.

Liquidity and Capital Resources

The Company successfully completed its capital raise and uplisting onto NASDAQ (herein referred to its “Offering”) on January 7, 2022. As part of the Offering, the Company executed a 9.5 to 1 reverse split of its common stock. In addition, the Offering sold 3,614,458 units of our common stock (a unit consisted of one share of common stock and a warrant to purchase one share of common stock) at $4.15 per unit. In addition, 542,168 warrants were granted. The Offering provided net proceeds of approximately $13.353 million. The Company’s current cash position is significant enough to support the daily operations for a period in excess of one year from the date of filing this 10-K. All shares and share prices within this 10-K have been adjusted to reflect the stock split.

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

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods.

Year Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020

Net cash used in operating activities	$(1,824,549)	$(591,386)
Net cash provided by (used in) investing activities	$(1,184,797)	$5,911
Net cash provided by financing activities	$2,959,875	$618,813

Cash Flow from Operating Activities

Net cash used in operating activities increased by $1,233,163 for the year ended December 31, 2021 from the year ended December 31, 2020. This increase was principally driven by the new employment and consulting agreements.

Cash Flow from Investing Activities

Net cash used by investing activities increased by $1,190,708 for the year ended December 31, 2021 from the year ended December 31, 2020. This increase was principally driven by expenditures for capitalized prepaid software development and license.

Cash Flow from Financing Activities

Net cash provided by financing activities increased by $2,341,062 for the year ended December 31, 2021 from the year ended December 31, 2020. This increase was principally driven by increased proceeds from assigning our rights to stock repurchase option agreements to third parties.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of December 31, 2021, there have been no significant changes to our critical accounting estimates nor to our recently issued accounting pronouncements, except as described in Note 2 to our financial statements.

Software Development Costs

The Company capitalizes software development costs in developing internal use software when capitalizing requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Equity and options granted are capitalized as part of the software development costs.

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

Recent Accounting Pronouncements

As of December 31, 2021, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our financial statements.

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

During the year ended December 31, 2021, 69,531 of common stock were issued to several consultants and employees in connection with business development, and professional and employment services rendered valued at $810,446.

During the year ended December 31, 2021, 21,491 shares of common stock were issued to the board of directors. The shares were earned over the term of the directors. The Company valued the stock issuance, earned as of December 31, 2021, at $114,742.

During the year ended December 31, 2020, 422,315 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $2,631,899.

During the year ended December 31, 2020, 15,350 shares of common stock were issued to the board of directors. The shares were earned over the term of the directors. The Company valued the stock issuance at $81,958.

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

Item 8. Financial Statements and Supplementary Data

The financial statements and related financial statement schedules required to be filed are indexed on page 25 and are incorporated herein.

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our executive officers will be presented under the caption “Executive Officers” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2021 (the 2021 Proxy Statement) and is incorporated herein by reference.

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

The information required by this item regarding our code of ethics was previously presented under the caption “Corporate Governance - Code of Business Conduct” in our 2021 Proxy Statement and is incorporated herein by reference. There is no material change.

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

Equity Compensation Plan

The following table provides information, as of March 24, 2022, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under existing or future awards under our 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan was approved by our Board of Directors and ratified by our shareholders at our 2021 Annual Shareholder Meeting.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))

Equity compensation plans approved by security holders	686,816	$7.75 (1)	870,684
Equity compensation plans not approved by security holders	—	—	—
Total	686,816	$—	870,684

(1)	The weighted-average exercise price does not take into account restricted stock units, which do not have an exercise price.

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

PART IV

Item 15. Exhibits and Financial Statements Schedules

(a) The following documents are filed as part of, or incorporated by reference into, this Annual Report on Form 10K:

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

(b) Exhibits. See Item 15(a)(3) above.

(c) Financial Statement Schedules. See Item 15(a)(2) above.

Item 16. Form 10-K Summary

Not applicable.

 APPTECH PAYMENTS CORP. FINANCIAL STATEMENTS

(FORMERLY APPTECH CORP.)

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AppTech Payments Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AppTech Payments Corp. (formerly AppTech Corp.) (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate

Capitalized Software Development and Prepaid Licensing Fees

As discussed in Notes 2 and 8 to the financial statements, the Company capitalizes certain internal-use software development costs, as well as prepaid licensing fees. During the year ended December 31, 2021, the Company issued a substantial amount of non-cash consideration in connection with the prepayment of software development and licensing fees. Management allocated a portion of the value of the common stock to the software development and to the prepaid licensing fees.

We identified this critical audit matter because of the degree of subjectivity involved in assessing what amount of non-cash consideration should be capitalized. Management was required to make significant assumptions, which included estimating the fair value of the services to be received and the fair value of the license acquired as the equity consideration issued had a significantly higher fair market value than the consideration received, and to be received.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included gaining an understanding of the controls relating to capitalizing software development costs and prepaid licensing fees, testing management’s process for determining the related costs eligible for capitalization in the current year, evaluating whether the related costs were eligible for capitalization and the allocation between software development and licensing fees, testing the completeness and accuracy of underlying data used in management’s estimate of eligible costs, evaluating the reasonableness of significant assumptions used by management in estimating eligible costs and performing inquiries of the third party providers to corroborate management’s conclusions regarding the fair market value of the services and licenses received.

/s/ dbbmckennon
3501
We have served as the Company’s auditor since 2014
San Diego, California
March 31, 2022

APPTECH PAYMENTS CORP.

(FORMERLY APPTECH CORP.)

BALANCE SHEETS

DECEMBER 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$8,026	$57,497
Accounts receivable	40,344	40,635
Prepaid Expenses	94,904	6,696
Prepaid License Fees - Current	479,375	—
Total current assets	622,649	104,828

Prepaid offering cost	92,317	—
Prepaid license fees – long term	3,180,000	—
Note receivable	25,500	17,500
Right of use asset	188,643	249,825
Security deposit	7,536	7,536
Capitalized prepaid software development and license	3,440,321	—
TOTAL ASSETS	$7,556,966	$379,689

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,254,929	$1,635,384
Accrued liabilities	3,136,081	2,632,334
Right of use liability	61,393	52,161
Stock repurchase liability	430,000	430,000
Loans payable related parties	—	34,400
Convertible notes payable	678,633	639,826
Convertible notes payable related parties	—	372,000
Notes payable	437,784	1,104,981
Notes payable related parties	684,863	708,493
Derivative liabilities	598,781	597,948
Total current liabilities	7,282,464	8,207,527

Long-term liabilities
Accounts payable	—	75,000
Right of use liability	163,099	224,492
Notes payable, net of current portion	67,400	67,400
Total long-term liabilities	230,499	366,892

TOTAL LIABILITIES	7,512,963	8,574,419

Commitments and contingencies (Note 8)

Stockholders’ equity (deficit)
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 105,263,157 shares authorized at December 31, 2021; 1,000,000,000 shares were authorized as of December 31, 2020; 11,944,600 and 9,317,017 issued and outstanding at December 31, 2021 and 2020, respectively	11,945	9,317
Additional paid-in capital	124,225,332	36,743,683
Accumulated deficit	(124,193,274)	(44,947,730)
Total stockholders’ equity (deficit)	44,003	(8,194,730)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,556,966	$379,689

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

(FORMERLY APPTECH CORP.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	December 31,	December 31,
	2021	2020

Revenues	$353,824	$329,500

Cost of revenues	149,449	140,372

Gross profit	204,375	189,128

Operating expenses:
General and administrative, including stock based compensation of $6,333,667 and $2,713,857, respectively	8,399,382	3,749,456
Excess fair value of equity issuance over assets received	68,955,924	—
Research and development	169,034	49,250

Total operating expenses	77,524,340	3,798,706

Loss from operations	(77,319,965)	(3,609,578)

Other income (expenses)
Sale of domain	—	72,500
Forgiveness of debt	—	9,000
Interest expense	(3,110,717)	(342,321)
Day one derivative loss	—	(389,712)
Change in fair value of derivative liability	(25,581)	71,764
Other income (expenses)	1,210,719	1,030

Total other expenses	(1,925,579)	(577,739)

Loss before provision for income taxes	(79,245,544)	(4,187,317)

Provision for income taxes	—	—

Net loss	$(79,245,544)	$(4,187,317)

Basic and diluted net loss per common share	$(6.97)	$(0.46)
Weighted-average number of shares used basic and diluted per share amounts	11,372,201	9,107,393

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

(FORMERLY APPTECH CORP.)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	Series A				Additional		Stockholders’
	Preferred		Common Stock		Paid-	Accumulated	Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)

Balance December 31, 2019	14	$—	8,858,297	$8,858	$33,306,165	$(40,760,413)	$(7,445,390)
Net loss	—	—	—	—	—	(4,187,317)	(4,187,317)
Imputed interest on notes payable	—	—	—	—	13,800	—	13,800
Issuance of stock options for board of directors	—	—	—	—	29,265	—	29,265
Issuance of stock options for services	—	—	—	—	351,441	—	351,441
Common stock issued for board of directors	—	—	15,351	15	81,942	—	81,958
Common stock issued for services	—	—	422,316	422	2,631,478	—	2,631,900
Proceeds from exercise of options	—	—	21,053	21	54,979	—	55,000
Proceeds from sale of repurchase option	—	—	—	—	274,614	—	274,614
Balance December 31, 2020	14	$—	9,317,017	$9,317	$36,743,683	$(44,947,730)	$(8,194,730)
Net loss	—	—	—	—	—	(79,245,544)	(79,245,544)
Imputed interest on notes payable	—	—	—	—	10,350	—	10,350
Issuance of stock options for board of directors	—	—	—	—	37,460	—	37,460
Issuance of stock options for services	—	—	—	—	4,342,269	—	4,342,269
Issuance of options for capitalized prepaid software development and license	—	—	—	—	5,163,562		5,163,562
Common stock issued for board of directors	—	—	21,491	22	114,720	—	114,742
Common stock issued for services	—	—	69,531	70	810,376	—	810,446
Common Stock issued for merchant equity program	—	—	3,289	3	18,367	—	18,370
Common Stock issued for purchase of judgement	—	—	21,052	21	999,979	—	1,000,000
Common stock issued for capitalized prepaid software development and license	—	—	1,895,946	1,896	67,541,284	—	67,543,180
Common stock issued for convertible notes payable, accrued interest, derivative liabilities, and accounts payable	—	—	614,766	615	5,270,119	—	5,270,734
Common stock cancelled	—	—	(16,500)	(17)	(9,984)	—	(10,001)
Common stock issued for forbearance	—	—	5,903	6	67,817	—	67,823
Common stock issued for services with warrant exercise	—	—	12,105	12	28,738	—	28,750
Proceeds from sale of repurchase option	—	—	—	—	3,086,592	—	3,086,592
Balance December 31, 2021	14	$—	11,944,600	$11,945	$124,225,332	$(124,193,274)	$44,003

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

(FORMERLY APPTECH CORP.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(79,245,544)	$(4,187,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock options for board of directors	37,460	29,265
Issuance of stock options for services	4,342,269	53,497
Stock issued for board of directors	114,742	81,958
Stock issued for services	810,446	2,479,399
Stock issued for merchant equity	18,370	—
Issuance of warrants for services	28,750	297,944
Stock issued for purchase of judgement	1,000,000	—
Stock issued for fair value of equity over assets received	68,955,924	—
Excess fair market value of shares issued recorded as interest expense	2,705,904	—
Imputed interest on notes payable	10,350	13,800
Day one derivative loss	—	389,712
Amortization of debt discount	297,130	19,826
Gain on extinguishment of accounts payable	(1,105,919)	—
Change in fair value of derivative liabilities	25,581	(71,764)
Changes in operating assets and liabilities:
Accounts receivable	291	(10,799)
Prepaid expenses	(88,207)	(6,696)
Prepaid license costs	(909,375)	—
Accounts payable	928,237	(4,893)
Accrued liabilities	240,020	297,854
Right of use asset and liability	9,022	26,828
Net cash used in operating activities	(1,824,549)	(591,386)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development	(1,176,797)	—
Deposit escrow	—	25,000)
Note receivable	(8,000)	(17,500)
Security deposit	—	(1,589)
Net cash provided by (used in) investing activities	(1,184,797)	5,911

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for prepaid offering costs	(92,317)	—
Proceeds on loans payable - related parties	—	750
Payments on loans payable - related parties	(34,400)	(59,751)
Proceeds on convertible note payable	—	280,000
Proceeds on note payable	—	68,200
Proceeds from sale of repurchase option	3,086,592	274,614
Proceeds from exercise of warrants	—	55,000
Net cash provided by financing activities	2,959,875	618,813

Changes in cash and cash equivalents	(49,471)	33,338
Cash and cash equivalents, beginning of year	57,497	24,159
Cash and cash equivalents, end of year	$8,026	$57,497

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for conversion of accounts payable	$206,250	$152,500
Common stock issued convertible notes, accrued interest and derivative liabilities	$2,336,239	$—
Common stock and options issued for capitalized software and licensing costs	$5,013,524	$—
Common stock issued with forbearance agreements recorded as a discount	$67,823	$—

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

(FORMERLY APPTECH CORP.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

As previously disclosed, AppTech Payments Corp. (“AppTech” or the “Company”) is a Delaware Corporation incorporated on December 23, 2021, which reflects the domestication of the company, previously incorporated in Wyoming as AppTech Corp.

The Company successfully completed its capital raise and uplisting onto NASDAQ (herein referred to its “Offering”) on January 7, 2022. As part of the Offering, the Company executed a 9.5 to 1 reverse split of its common stock. In addition, the Offering sold 3,614,458 units of our common stock (a unit consisted of one share of common stock and a warrant to purchase one share of common stock) at $4.15 per unit. In addition, 542,168 warrants were granted. The Offering provided net proceeds of approximately $13.353 million. The Company’s current cash position is significant enough to support the daily operations for a period in excess of one year from the date of filing this 10-K. All shares and share prices within this 10-K have been adjusted to reflect the stock split.

AppTech Payments Corp. is a FinTech company providing electronic payment processing technologies and merchant services. These technologies allow businesses to accept cashless and/or contactless payments, such as credit cards, ACH, wireless payments, and more. Their patented, exclusively licensed and/or proprietary merchant services software offers or will offer integrated solutions for frictionless digital and mobile payment acceptance; AppTech is supplementing these capabilities with software that solves for multi-use case, multi-channel, API-driven, account-based issuer processing for card, digital tokens, and payment transfer transactions.

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

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. The Company currently uses five financial institutions to service their merchants for which represented 100% of accounts receivable as of December 31, 2021 and 2020. The loss of one of these financial institutions would not have a significant impact on the Company’s operations as there are additional financial institutions available to the Company. For the years ended December 31, 2021 and 2020, the one merchant (customer) represented approximately 11% and 36% of the total revenues, respectively. The loss of this customer would not have significant impact on the Company’s operations.

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

Consideration paid to customers such as amounts earned under our customer equity incentive program, are recorded as a reduction to revenue. As of December 31, 2021, there were 526 shares of our common stock with a market value of $16,250 issued to our customer American Residential Warranty to preserve the relationship. The stock issuance was recorded as a reduction of income.

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

The carrying amounts reported in the Company’s financial statements for cash, accounts payable and accrued expenses approximate their fair value because of the immediate or short-term maturity of these financial instruments.

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

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2021 and 2020 on recurring basis:

	December 31, 2021
				Total Carrying
	Level 1	Level 2	Level 3	Value
Derivative liabilities	$—	$—	$598,781	$598,781

	December 31, 2020
				Total Carrying
	Level 1	Level 2	Level 3	Value
Derivative liabilities	$—	$—	$597,948	$597,948

See Note 6 for discussion of valuation and roll forward related to derivative liabilities.

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the years ended December 31, 2021 and 2020 were $169,034 and $49,250, respectively.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. As of December 31, 2021 and 2020, there were no asset impairments.

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of December 31, 2021, management determined that there were no variable lease costs.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. As of December 31, 2021 and 2020, the Company does not believe any provisions are required in connection with uncertain tax positions as there are none.

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

The number of common stock equivalents not included in diluted income per share was 1,263,544 and 1,467,863 for the years ended December 31, 2021 and 2020, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	December 31, 2021	December 31, 2020

Series A preferred stock	1,149	1,149
Convertible debt	175,632	634,345
Warrants	31,579	21,053
Options	1,055,184	811,316
Total	1,263,544	1,467,863

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

The Company will be adopting the new beneficial conversion feature (“BCF”) standard as of January 1, 2022, which no longer requires BCF’s.

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

NOTE 3 – PATENTS

Patents

On June 22, 2017, AppTech executed an Amendment to Asset Purchase Agreement with GlobalTel Media, Inc., the details of which were previously disclosed by AppTech. The referenced agreement acquired intellectual property assets including but not limited to USPTO 8,073,895 & 8,572,166 “System and Method for Delivering Web Content to a Mobile Device”, USPTO 8,315,184 “Computer to Mobile Two-Way Chat System and Method”, and USPTO 8,369,828 “Mobile-to-Mobile Payment System and Method”. AppTech intends to use these assets as an integral part of future business expansion and product development. As of December 31, 2021 and 2020, amounts included in accounts payable related to the assumption of liabilities in connection with the patents were $0 and $280,000, respectively.

See Note 8 for more information on capitalized prepaid software development and license.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2021 and 2020 consist of the following:

	December 31, 2021	December 31, 2020

Accrued interest – related parties	$—	$1,056,450
Accrued interest – third parties	1,420,284	1,378,660
Accrued payroll	294,447	—
Accrued residuals	98,009	62,174
Anti-dilution provision*	1,289,502	—
Accrued merchant equity	—	91,023
Other	33,839	44,027
Total accrued liabilities	$3,136,081	$2,632,334

*The agreement between the Company and Infinios has an anti-dilution provision. To remain in compliance, the Company accrued 73,848 shares of its common stock at $17.46 per share for a total value of $1,289,502 as of December 31, 2021. The issuance of these shares is treated additional consideration to Infinios and is expected to be issued in the second quarter of FY2022. Subsequent to year end, and in connection with the capital raise discussed in Note 1, the Company will be required to issue additional shares to Infinios in connection with the anti-dilution provision.

Accrued Interest

Notes payable and convertible notes payable incur interest at rates between 10% and 24%, per annum. The accrued interest in most cases is currently in technical default due to the notes being past their maturity date.

Accrued Residuals

The Company pays commissions to independent agents which refer merchant accounts. The amounts payable to these independent agents is based upon a percentage of the amounts processed on a monthly basis by these merchant accounts.

Accrued Merchant Equity Liability

The Company ended the program on December 31, 2015. The remaining liability of $88,903 was written off on December 31, 2021 as the statute of limitations had expired.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funds operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of December 31, 2021 and 2020. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Loans Payable – Related Parties

During the years ended December 31, 2021 and 2020, the Company paid $34,400 and $59,001 loans payable from related parties, respectively. As of December 31, 2021 and 2020, the balance of the loans payable was $0 and $34,400, respectively. The loans payable are due on demand, unsecured and non-interest bearing as there are no formal agreements executed.

Subordinated Notes Payable

In 2016, the Company issued $350,000 in subordinated notes payable to third parties. The subordinated notes payable were due in 30 to 180 days and incurred interest at 10% per annum. As of December 31, 2021 and 2020, accrued interest related to the subordinated notes was $0 and $153,545, respectively. On September 30, 2021, the Company converted notes issued for $529,795 of principal and interest into 55,767 shares of the Company’s common stock.

Convertible Notes Payable

In 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell to the investor a $300,000 convertible note bearing interest at 12% per annum and 24% per annum on August 21, 2021 maturity date (the “Note”). The Note matures in 365 days from the date of issuance. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at one dollar ($1.00) for the one hundred and eighty (180) days immediately following the issue date and thereafter shall equal the lower of: 1) the lowest closing price of the common stock during the preceding twenty five (25) trading day, ending on the last complete trading day prior to the issue date of the Note. 2) seventy five (75) percent of the lowest trading price for the common stock during the twenty five (25) consecutive trading days preceding the conversion date with a minimum trading volume of one thousand (1,000) shares.

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

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 21,053 shares of common stock exercisable at fourteen dollars and twenty-five cents ($14.25) and expire in five (5) years. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 6 for valuation) resulting in full discount of the Note. The conversion feature and warrants have various reset provisions for which lower the exercise price and share and warrants issuable. As of December 31, 2021, the convertible note payable balance was $279,500 and has accrued interest of $38,868.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $280,174, amounted to $314,801 for the year ended December 31, 2021. As of December 31, 2021, the convertible note payable discount is $0.

See Note 6 – Derivative Liabilities.

In 2017, the Company received $222,000 in convertible notes payable from related parties. The convertible notes payable are unsecured, were due in 180 days, incur interest at 10% per annum and are convertible at $0.95 per share. As of December 31, 2021 and 2020, accrued interest related to the convertible notes was $0 and $76,187, respectively. On the date of the agreement, Management calculated the beneficial conversion feature in connection with the convertible notes payable and recorded a discount of $222,000. The Company amortized the discount over the term of the convertible notes payable of 180 days. The Company is currently in default on the convertible notes payable. On February 24, 2021, the chief executive officer assigned $200,000 in convertible notes to direct relative. On April 29, 2021, the Company issued 321,671 shares of the Company’s common stock to the convertible notes payable holders in connection with debt conversion. The closing market price of the Company’s common stock on the date of the agreement was used to value the excess fair value of equity issuance. The amounts were reflected as a reduction of convertible notes payable, accrued interest, and excess fair value of equity issuance as follows:

Convertibles note payable	$222,000
Accrued interest	83,587
Excess fair value of equity issuance	1,379,194
Total	$1,684,781

In 2015, the Company issued $50,000 in convertible notes payable. The convertible notes payable are unsecured, were due in nine months, incur interest at 10% per annum and are convertible at $9.50 per share. As of December 31, 2021 and 2020, the accrued interest related to the convertible notes was $30,839 and $25,833, respectively. The Company amended the convertible note on March 2, 2022 and an agreed offer of a $10,167 discount on the principal and interest resulting in a $71,500 payment in full.

In 2014, the Company issued $400,000 in convertible notes payable. The convertible notes payable are unsecured, due in periods ranging up to one year, incurring interest between 10% to 12% per annum and are convertible at prices ranging from $3.14 to $9.50 per share. In addition, the Company issued 42,105 shares of common stock in connection with the convertible notes payable. The Company had the obligation to repurchase the 42,105 shares of common stock at $9.50 per share within one year of the note issuance date. As of December 31, 2021 and 2020, the Company held the obligation to repurchase the shares for $400,000. As of December 31, 2021 and 2020, the accrued interest related to the convertible notes was $268,083 and $227,083, respectively. On March 30, 2022, the Company entered into three forbearance agreements which granted the holders 2,105 shares of our common stock in exchange for not enforcing the terms of the agreement for a period of twelve months.

In 2008 and 2009, the Company issued $320,000 in convertible notes payable, of which $150,000 was from related parties. The convertible notes payable are currently due on demand, incur interest at 15% per annum, and convertible at $5.70 per share. As of December 31, 2021 and 2020, accrued interest related to the convertible notes was $0 and $564,013 of which $0 and $265,875, respectively, was due to related parties. On April 29, 2021, the Company issued 157,897 shares of the Company’s common stock, of which 74,276 shares of common stock were issued to related parties to the convertible note holders in connection with debt conversion. The closing market price of the Company’s common stock on the date of the agreement was used to value the excess fair value of equity issuance. The amounts were reflected as a reduction of convertible notes payable, accrued interest, and excess fair value of equity issuance as follows:

Convertible notes payable	$170,000
Convertible notes payable – related parties	150,000
Accrued interest	306,637
Accrued interest – related parties	273,375
Excess fair value of equity issuance	587,723
Excess fair value of equity issuance – related parties	523,968
Total	$2,011,703

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with U.S. Small Business Administration for $68,200 in proceeds. The notes payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. All payments of principal and interest are deferred for thirty months from the date of the note. As of December 31, 2021 and 2020 the balance of the note payable was $68,300 and accrued interest was $3,842 and $1,281, respectively.

 In 2016, the Company issued $143,000 in notes payable to third parties. The notes payable were due in ninety days or less. During 2019, the Company paid $36,000 in notes payable. On September 27, 2021 and September 30, 2021, the Company converted two of the notes issued for $74,000 into 7,789 shares of the Company’s common stock. On September 30, 2021, the Company entered into a forbearance agreement which granted the holders 173 shares of the Company’s common stock with a current fair market value of $89,030 in exchange for not enforcing the terms of the agreement for a period of twelve months.

Two significant shareholders funded the Company’s operations through notes payable in primarily 2009 and 2010. The notes payable incur interest at 10% per annum and were due on December 31, 2016. As of December 31, 2021, and 2020, the aggregate balance of the notes payable was $596,726 and $620,355, respectively and accrued interest was $382,917 and $638,016, respectively. On May 2, 2021, the Company entered into a debt reduction and confirmation agreement with a significant shareholder. The parties agreed to reduce the outstanding accrued interest in the amount of $275,000. On September 29, 2021, the Company converted notes issued for $50,631 of principal and accrued interest into 5,329 shares of the Company’s common stock. On September 29, 2021, the Company entered into a forbearance agreement which granted the holder 3,140 shares with a current fair market value of $34,908 in exchange for not enforcing the terms of the agreement for a period of twelve months. On February 4, 2022, the Company entered into an amended forbearance agreement. The parties agreed to reduce the outstanding accrued interest in the amount of $75,000 along with a $50,000 payment of accrued interest.

In 2008, the Company entered into a note payable with a third party for $10,000 in total proceeds. The note payable had a flat interest amount due of $21,000. The Company accrued an additional $4,000 of interest on October 20, 2021. Also on October 20, 2021, the Company converted notes issued for $35,000 of principal and accrued interest into 3,684 shares of the Company’s common stock

In 2008, the Company entered into notes payable with a third party for $26,000 in total proceeds. The notes payable have a flat interest amount due of $80,000. During 2015, the Company received another $50,000 from the third party. During 2017, the Company entered into an agreement whereby they would repay the principal and accrued interest in the amount of $145,000 by April 4, 2018 and issue the holders 84,211 shares of common stock. The Company recorded the fair market value of the common stock issued at $336,000 based on the date of issuance as interest expense. On September 27, 2021, the Company converted notes issued for $225,000 of principal and accrued interest into 23,684 shares of the Company’s common stock.

In 2007 and 2008, the Company entered into notes payable with a related party for $46,000 in proceeds. The notes payable were due on demand and incurred interest at 12% per annum. These were combined into a single note agreement in 2014. As of December 31, 2021 and 2020, the balance on the note payable was $0 and $88,136 and accrued interest related to the note payable was $67,892 and $59,900, respectively. On September 30, 2021, the Company entered into a forbearance agreement which granted the holder 463 shares with a current fair market value of $5,156 in exchange for not enforcing the terms of the agreement for a period of twelve months.

In 2007, the Company entered into a note payable with a third party for $128,000 in proceeds. Under the terms of the agreement the holder received a flat interest amount of $37,496. The entire amount of $37,496 has been included within accrued interest. Since the note payable did not incur interest, the Company imputed interest at $9,600 and $12,800, respectively, which represented an interest rate of 10% per annum during the years ended December 31, 2021 and 2020. On September 27, 2021, the Company entered into a forbearance agreement which granted the holder 673 shares with a current fair market value of $8,608 in exchange for not enforcing the terms of the agreement for a period of twelve months.

In 2007, the Company entered into note payable with a third party for $221,800 in proceeds. The note payable incurs interest at 10% per annum. On December 31, 2013, the holder received an arbitration settlement for the principal and accrued interest. As of December 31, 2021 and 2020, accrued interest related to the note payable was $500,384 and $470,143, respectively. On September 30, 2021, the Company entered into a forbearance agreement which granted the holder 1,167 shares with a current fair market value of $12,975 in exchange for not enforcing the terms of the agreement for a period of twelve months.

In 2007, the Company entered into note payable with a significant shareholder for $58,600 in proceeds. As of December 31, 2021 and 2020, accrued interest related to the note payable was $0 and $76,372, respectively. On September 30, 2021, the Company converted notes issued for $139,368 of principal and accrued interest into 14,670 shares of the Company’s common stock.

In 2016, the Company entered into three notes payable for $83,582 in proceeds. On October 3, 2021, the Company converted one note issued for $29,597 of principal into 3,115 shares of the Company’s common stock. On October 4, 2021, the Company entered into a forbearance agreement on the notes which granted the Holder 284 shares with a current fair market value of $4,245 in exchange for not enforcing the terms of the agreement for a period of twelve months.

NOTE 6–DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants were recorded as derivative liabilities on the issuance date and revalued as of December 31, 2021 and 2020.

Based on the convertible notes described in Note 5, the derivative liability day one loss is $389,712 and the change in fair value as of December 31, 2021 and 2020 is ($25,581) and $71,464, respectively. The fair value of applicable derivative liabilities on note, warrants and change in fair value of derivative liability are as follows for the year ended December 31, 2021.

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of December 31, 2020	$378,134	$219,814	$597,948
Change in fair value	(79,847)	105,428	25,581
Change in fair value due to conversion	(24,748)	—	(24,748)
Balance as of December 31, 2021	$273,539	$325,242	$598,781

As of December 31, 2021, the fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$12.45
Expected volatility	56.9%
Expected term (in years)	0.25
Risk-free interest rate	0.41%

As of December 31, 2020, the fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$8.55- $9.50
Expected volatility	98.9% - 99.5%
Expected term (in years)	0.73
Risk-free interest rate	0.09% - 0.11%

As of December 31, 2021, the fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$12.45
Expected volatility	104.6%
Expected term (in years)	3.88
Risk-free interest rate	0.76%

As of December 31, 2020, the fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$8.55 - $9.50
Expected volatility	96.4% - 100.3%
Expected term (in years)	5.00
Risk-free interest rate	0.41% - 0.42%

NOTE 7–RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of December 31, 2021, including the total amount of imputed interest related:

Years ended December 31:

2022	$85,039
2023	87,590
2024	90,217
2025	7,536
Operating Lease Total	$270,382
Less: Imputed interest	(45,890)
Total	$224,492

The rent expense was $61,180 and $61,691 for the years ended December 31, 2021 and 2020, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

Former Shareholders Lawsuits

In November 2017, two shareholders of AppTech, Laura Farris and Eric Ottens, filed a lawsuit against the Company in the State of California, claiming conversion, aiding and abetting conversion, breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing and declaratory relief. The lawsuit was removed to the United States District Court for the Southern District of California. On December 19, 2019, the Company entered into a settlement and release agreement with the plaintiffs pursuant to which the Company will pay the plaintiffs an aggregate of $240,000 in installments over three years, commencing on February 15, 2020. On January 24, 2021, the parties entered a stipulation modifying the repayment schedule of the settlement which altered the timing of payments over the three-year repayment period.

The final payment was made in March 2022. The litigants are now paid in full and no further action is warranted by the Company.

Other Lawsuit

In July of 2020, an owner and corporation having a non-binding Memorandum of Understanding (“MOU”) filed a lawsuit against AppTech Payments Corp. (formally “AppTech Corp.”). in the County of San Diego, State of California. Plaintiffs amended the Complaint on March 11, 2021. The claims include breach of contract, intentional misrepresentation, negligent misrepresentation, and unjust enrichment. Service of process occurred on January 8, 2021. Management believes the non-binding MOU terminated after no Definite Agreement was executed between the parties, and negotiations ceased December 20, 2016. We filed an answer to the Amended Complaint on April 27, 2021 and began discovery. Management does not believe Plaintiffs’ claims for damages have merit or are supported by Plaintiffs’ evidence. We are filing a Summary Judgment to request an Order from the Court to narrow the issues in the Amended Complaint. This matter is scheduled for trial on July 8, 2022. We currently own a judgment dated February 17, 2017, against the owner and corporation in the amount of $516,932 plus interest. We are in the process of having the judgment assigned to AppTech Payments Corp. and renewed. Management plans to use the judgment to assist in the possible settlement and dismissal of this case prior to trial.

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

Significant Contracts

Capital Raise

In February 2021, the Company entered into an engagement letter with Maxim Group LLC (“Maxim”) as the lead management underwriter for a follow-on offering which is non-binding. This engaged Maxim through September 30, 2021 as exclusive financial advisor, lead managing underwriter and sole book running manager and investment banker in connection with the offering. On October 27, 2021, Maxim and the Company terminated all relevant agreements. In satisfaction of all amounts due and owning, and all amounts that shall become due and owing, the Company issued Maxim 21,052 shares of the Company’s common stock in association with the termination.

On October 18, 2021, the Company entered in an engagement letter with EF Hutton, division of Benchmark Investments, LLC. (“EF Hutton”) to act as lead underwriter, deal manager and investment banker for the Company’s proposed firm commitment follow-on public offering and uplisting. This engaged EF Hutton through the earlier of (i) October 2022 or (ii) the closing of a follow-on offering. The offering shall consist of approximately fifteen million worth of securities subject to the due diligence examination of the Company. The actual size of the offering, the precise number of securities to be offered by the Company and EF Hutton will depend upon the capitalization of the Company among other various factors. EF Hutton shall be granted an option to acquire an additional 15% of the total number of securities as an over-allotment, an underwriting discount of 8%, accountable expense allowance of $185,000 and an expense allowance equal to 1%. See note 1 for information on the capital raise completed subsequent to December 31, 2021.

Silver Alert Services, LLC

In August 2020, the Company entered into a strategic partnership with Silver Alert Services, LLC doing business as Lifelight Systems (“Lifelight”). The partnership would expand AppTech’s reach into new markets and provide advanced technological solutions for the telehealth and personal emergency response systems markets. The strategic partnership provided a promissory note to Lifelight for up to $1.0 million dollars with an interest rate of three percent per annum upon successful completion of Lifelight’s Personal Emergency Response System (“PERS”) pilot program. Also, Lifelight was granted an option for the right to purchase 473,684 shares of AppTech for which 105,263 shares were exercisable at $0.0095 and 368,421 were exercisable at $2.375 upon the successful completion of the PERS pilot program. These options had a grant date fair value of at $1,549,999 and $5,424,987, respectively using a Black-Scholes options pricing model. No stock-based compensation had been recorded as vesting was determined to be highly improbable.

The strategic partnership was cancelled on February 17, 2022.

Infinios Financial Services (formerly NEC Payments B.S.C.)

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

The intent of the Agreements was for the Company to deploy Infinios’s technologies, allowing the Company to extend its product offering to include flexible, scalable and secure payment acceptance and issuer payment processing that supports the digitization of business and consumer financial services and the migration of cash and other legally payment types to distanced and contactless card and real time payment transactions. Infinios will assist the Company to complete the development of its text payment solution and provide “best in class” software that complements the Company’s intellectual property. The Agreements, among other things:

(a)	provide the Company a license to access and use Infinios’ digital banking and payment technology solutions, as identified in the Subscription License Order Form;

(b)	grant the Company conditional exclusivity in the United States for all of Infinios’ payment acceptance processing technologies contingent upon the Company reaching transaction volume target goals;

(c)	grant Infinios a license to develop software without the possibility of infringing upon the Company’s intellectual property;

(d)	creates the parameters in which Infinios shall assist the Company in completing the development of its text payment system related to the Company’s patents;

(e)	grant Infinios a fifteen percent (15%) equity stake in the Company, on a fully diluted basis;

(f)	set revenue sharing splits between AppTech and Infinios for all revenues generated from digital banking technologies licensed to AppTech.

Under the Agreements, either party had the right to terminate the agreement should the Company fail to secure a funding in the amount of $3,000,000 within 45 days from the effective date of the Agreements.

On November 19, 2020, the Company entered into Amendment No. 1 to the Subscription License and Services Agreement whereby the funding date was amended to no later than December 18, 2020. All other terms of the original Agreements remained in full force and effect.

On February 11, 2021, the Company entered into an amended and restated Subscription License and Services Agreement, Digital Banking Platform Operating Agreement and Subscription License Order Form with Infinios (collectively the “Restated Agreements”). The Restated Agreement created an engagement fee of $100,000 due within three business days from the effective date, reduced the funding amount triggering the enforceability of the Restated Agreements to $707,500 (“Funding”), altered the date in which initial fees are payable to no later than March 5, 2021 (the “Funding Date”) and provided terms to prevent dilution for Infinios’ equity compensation for future funding secured by the Company. The fees in the Restated Agreements are payable within three business days from the effective date, at or before the Funding Date, at the Subscription Service Ready Date annually and monthly. The gross total fees due under the Restated Agreements are $2,212,500, excluding pass-through costs associated with infrastructure hosting fees.

On February 19, 2021, the Company completed and validated its contractual obligations and paid to Infinios the $100,000 engagement fee. On February 29, 2021, the Company paid the initial fee of $707,500 to Infinios prior to the Funding Date. On March 25, 2021, the Company issued 1,895,948 shares of common stock to an Infinios affiliate on a fully diluted basis with piggyback rights. The Company valued the common stock issuance at $67,543,182 based upon the closing market price on the effective date of the transaction based on the closing market price of the Company’s common stock. The issuance was initially recorded as a $5,000,000 asset, but further year-end analysis by Management yielded a $3,754,462 asset and $63,788,720 expense in excess fair value of equity issuance over assets received. The capitalized asset was classified as capitalized prepaid software development of $2,750,000 and capitalized licensing of $1,004,462. The estimated amortization is a 5-years life based on the term of the licensing agreement. The Company may revise the value of the asset and estimated life as more information is made available.

As of December 31, 2021, the following fees were paid:

Engagement Fee (prepaid licensing cost)	$100,000
License subscription fee (prepaid licensing cost)	750,000
Annual maintenance subscription fee (prepaid licensing cost)	112,500
Implementation fee (capitalized software costs)	325,000
Infrastructure implementation fee (capitalized software costs)	65,000
Training fee (50% due at Funding Date)	50,000
Total	$1,402,500

The annual maintenance subscription fee of $112,500 will be due annually every March through March 2025. In addition, the infrastructure support fee of $72,000 will be due annually beginning in 2022 and ending in 2026.

Innovations Realized LLC

On October 2, 2020, the Company entered into an independent contractor services agreement with Innovations Realized, LLC (“IR”) to develop a strategic operating plan focused on the design, execution and go to market implementation of the Infinios platform to enter the United States market.

On February 18, 2021, the Company entered into an amended independent contractor services agreement with IR. On February 19, 2021, the initial payment of $76,000 was made and on February 24, 2021 the second payment of $76,000 was made, on April 5, 2021 the third payment of $152,000 and on May 5, 2021, the fourth and fifth payment of $114,000 was made. The outstanding balance of $171,000 was paid in January 2022.

Under the October 2020 agreement, the Company granted options to purchase 42,105 shares at a price of $0.095 and 263,157 shares at $2.375 and exercisable for two years after vesting. These options vest in equal monthly installments over 24 months. In addition, the options early vesting based on the completion date of the statement of work or the IR principle becoming an employee of AppTech. These options had a grant date fair value of $1,399,992 and $8,749,701 using a Black Scholes pricing model. The options to purchase 107,713 shares valued at $3,581,424 were recorded as an expense, as excess fair value of equity issuance, and to purchase 32,804 shares valued at $1,259,063 were recorded as an asset, as capitalized prepaid software development and licensing, as of December 31, 2021 based on the estimated fair market value of services had the Company developed the platform. The estimated amortization is a 5-year life based on the term of the licensing agreement. The Company may revise the estimated life upon completion of the platform.

Domain Sales

On December 21, 2020, the Company sold the domain “bubblepay.com” for $72,500 to a third party.

Employee versus Contractor Classification

The Company compensated various individuals as consultants. Annually, the Company issues Form 1099s for amounts paid to them. In addition, a portion of these consultants did not have arrangements which specified compensation payable to them. The Company risks potential tax and legal actions should these consultants be deemed to be employees by governmental agencies. The Company added all relevant independent contractors as paid full-time employees during 2021.

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

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of December 31, 2021 and 2020. The holders of Series A preferred stock are entitled to one vote per share on an “as converted” basis on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of Series A preferred stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available, therefore on a pro rata basis according to their holdings of shares of Series A preferred stock, on an as converted basis. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into 82 shares common stock.

Common Stock

The Company is authorized to issue 105,263,157 shares of $0.001 par value common stock (1,000,000,000 shares were authorized as of December 31, 2020). There were 11,944,600 and 9,317,017, respectively, shares of common stock outstanding as of December 31, 2021 and 2020. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available, therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the years ended December 31, 2021 and 2020, the Company issued 69,532 and 422,315, respectively, shares of common stock to several consultants in connection with business development, accounts payable conversion and professional services. The Company valued the common stock issuances at $810,446 and $2,631,899, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete or issued based upon the vesting schedule and the closing market price of the Company’s common stock on the date of the agreement. The amounts were expensed to general and administrative expenses on the accompanying statements of operations.

During the year ended December 31, 2020, the Company granted 36,842 shares of common stock to the board of directors valued at $196,700 or $5.34 per share. The shares vest quarterly over the period of approximately one year. The Company valued the stock issuances, earned as of December 31, 2021, at $114,741 based on the closing market price of the Company’s common stock on the date of the agreement. The amount was expensed to general and administrative expenses on the accompanying statement of operations. The Company issued 21,491 shares of common stock during 2021 valued at $65,567 based on the closing market price of the Company’s common stock on the date of the agreement, over the remaining term of the directors.

During the year ended December 31, 2021, the Company issued 526 shares of common stock to a merchant in connection with a new contract extension. The Company valued the common stock issuance at $16,250 based upon the closing market price of the Company’s common stock on the date of the agreement. The amount was reflected as a reduction of revenue on the accompanying statement of operations.

During the year, the Company issued 21,052 shares of common stock in connection with a judgment purchase agreement from a third party. The judgment is for damages in the amount of $516,932 plus statutory interest against FlowPay Corporation and R. Wayne Steiger. The Company valued the common stock issuance at $1,000,000 based on the closing market price of the Company’s common stock on the date of the judgment purchase.

During the year ended December 31, 2021, the Company issued 2,763 shares of common stock to two merchants in connection with the merchant equity program. The Company recorded the common stock issuance at the historical price of $2,121 based upon the closing market price of the Company’s common stock on the date of the qualification. The amount was reflected as a reduction of the merchant equity liability. No additional shares will be issued under the program since it ended on December 31, 2015. The remaining liability of $88,902 was written off on December 31, 2021.

During the year, the Company issued 17,367 shares of common stock to settle an accounts payable balance.

During the year, the Company issued 597,399 shares of common stock to several convertible note payable holders of which 401,276 shares of common stock were issued to related parties in connection with debt conversions. The closing market price of the Company’s common stock on the date of the agreement was used to value the excess fair value of equity issuance. The amounts were reflected as a reduction of convertible notes payable, accrued interest, and excess fair value of equity issuance as follows:

Convertible notes payable	$857,698
Convertible notes payable – related parties	395,630
Accrued interest	674,199
Accrued interest – related parties	383,964
Excess fair value of equity issuance	816,476
Excess fair value of equity issuance – related parties	1,911,769
Total	$5,039,736

See Note 8 – Significant Contracts for additional common stock issuance.

Stock Options

During the year ended December 31, 2020:

a)	options to purchase 13,159 shares of common stock at $5.34 were granted as compensation for board of director services. The options vest in equal monthly installments over 12 months. The options were valued at $70,235 using a Black-Scholes options pricing model.

b)	options to purchase 40,210 shares of common stock at a weighted average price of $2.38 were granted as compensation for various services including accounting, sales, marketing and IT. The options vest in equal monthly installments over 24 months. The options were valued at $551,436 using a Black-Scholes options pricing model. 21,053 shares were exercised.

The fair value of the options for the year ended December 31, 2020 is estimated using a Black-Scholes option pricing model with the following range of assumptions:

Market value of common stock on issuance date	$5.34 - $14.92
Exercise price	$0.095 - $5.34
Expected volatility	427% - 608%
Expected term (in years)	0.5 - 3.0
Risk-free interest rate	0.11%
Expected dividend yields	—

During the year ended December 31, 2021:

a)	options to purchase 353,368 shares of common stock at a weighted average price of $16.25 were granted as compensation to employees. The options vest in equal monthly installments over 6 and 12 months. The options were valued at $6,300,284 using a Black-Scholes options pricing model.

b)	options to purchase 38,421 shares of common stock at a weighted average price of $8.55 were granted as compensation for various services including accounting, sales, and marketing. The options were valued at $825,201 using a Black-Scholes options pricing model. 13,158 shares were exercised.

The fair value of the options is estimated using a Black-Scholes option pricing model with the following range of assumptions as of December 31, 2021:

Market value of common stock on issuance date	$5.34 - $33.25
Exercise price	$0.095 - $19.34
Expected volatility	450% - 608%
Expected term (in years)	0.3 – 3.0
Risk-free interest rate	0.11%
Expected dividend yields	—

The following table summarizes option activity:

		Weighted	Weighted
	Number of	Average	Average
	shares	exercise price	remaining years

Outstanding December 31, 2020	811,263	$2.01
Issued	391,789	$15.58
Exercised	(12,105)	$5.26
Cancelled	(135,763)	$2.38
Outstanding as of December 31, 2021	1,055,184	$6.62	1.86
Outstanding as of December 31, 2021, vested	384,851	$10.17	1.73

The remaining expense outstanding through December 31, 2021 is $6,587,221 which is expected to be expensed over the next 27 months in general and administrative expense.

On December 7, 2021, the board authorized the Company’s AppTech Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. A total of 1,052,632 shares of common stock were authorized under the AppTech Equity Incentive Plan, for which as of December 31, 2021 a total of 873,211 are available for issuance.

Warrants

In 2020, the Company entered into a security purchase agreement with an investor pursuant to which the Company agreed to sell the investor a $300,000 convertible note bearing interest at 12% per annum. The Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock, with an exercise term of five (5) years, at a per share price of $14.25 which may be exercised by cashless exercise. The number of warrants adjusted in the period ending December 31, 2021 due to a reset event on September 27, 2021 changed the exercise price from $14.25 to $9.50 and increased the number of warrants from 21,052 to 31,579. The warrants were deemed a derivative liability and were recorded as a debt discount at date of issuance. See Note 6.

Common Stock Repurchase Option

During the year ended December 31, 2021, the Company assigned its rights to stock repurchase option agreements to third parties resulting in net proceeds of $3,086,592.

During the year ended December 31, 2020, the Company assigned its rights to stock repurchase option agreements to third parties resulting in net proceeds of $274,614.

NOTE 10 – INCOME TAXES

The Company’s net deferred tax assets at December 31, 2021 and 2020 is approximately $2,386,000 and $2,193,000, respectively, which primarily consists of net operating loss carry forwards and various accruals. As of December 31, 2021 and 2020, the Company provided a 100% valuation allowance against the net deferred tax assets. During the years ended December 31, 2021 and 2020, the valuation allowance increased by approximately $193,000 and $156,000, respectively.

At December 31, 2021 and 2020, the applicable federal rate used in calculating the deferred tax provision was 21%. The Tax Cuts and Jobs Act reduced the federal corporate tax rate used in calculating the deferred income tax liability from 34% to 21%, as a result the Company has adjusted its deferred income tax liabilities for this reduction.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. Federal jurisdiction and California state jurisdiction. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities for all periods starting in 2018. The Company currently is not under examination by any tax authorities.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

On January 2, 2022, the Company entered into an agreement with an investor relations firm (“IR Firm”) that compensated IR Firm $50,000 and 100,000 shares upon the successful uplisting onto NASDAQ. In addition, on January 31, 2022, the Company entered into a consulting agreement with IR Firm. The Company agreed to a six-month commitment with IR Firm that pays $5,000 per month, grants IR Firm a stock purchase agreement to buy 45,000 shares of the Company stock at $0.001 per share and grants a monthly budget of approximately $100,000 (with monthly automatic renewals unless the agreement were canceled in writing). In return, IR Firm agrees to provide investor relations outreach, public relations, advisory and consulting services, to AppTech. Payment for the two agreements was made in February 2022.

The Company successfully completed its Offering on January 7, 2022. For further discussion, see the liquidity and capital resources section within the results of operation.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006(filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007(filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007(filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007(filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008(filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009(filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009(filed as Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010(filed as Exhibit 3.9 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010(filed as Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010(filed as Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010(filed as Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010(filed as Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010(filed as Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011(filed as Exhibit 3.15 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (filed as Exhibit 3.16 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011(filed as Exhibit 3.17 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.18	AppTech Corp. Bylaws dated May 07, 2013(filed as Exhibit 3.18 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013(filed as Exhibit 3.19 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013(filed as Exhibit 3.20 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015 (filed as Exhibit 3.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.22	AppTech Corp. Bylaws (Amended and Restated) dated March 27, 2020 (filed as Exhibit 3.22 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.1	AppTech Code of Business Conduct(filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.2	AppTech Corp. Audit Committee Charter (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.3	AppTech Corp. Compensation Committee Charter (filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.4	AppTech Corp. Corporate Governance and Nominating Committee Charter

4.5	AppTech Equity Incentive Plan ratified by shareholders at the Annual Meeting of the Shareholders on July 28, 2020

4.6	AppTech Corp. Employee Bonus Program

10.1	Amendment to Asset Purchase Agreement dated June 22, 2017(filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.2	Lease & Purchase Option Agreement dated January 22, 2020(filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.3	Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 26, 2020, and incorporated herein by reference)

10.4	Subscription License and Service Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c).(filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.5	Digital Banking Platform Operating Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c).(filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.6	Subscription License Order Form dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.7	Registration Rights Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2022

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2022

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2022

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2022

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Carlsbad, California, on March 31, 2022.

AppTech Payments Corp.

By:	/s/ Luke D’Angelo
Name:	Luke D’Angelo
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Luke D’Angelo	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2022
Luke D’Angelo

/s/ Gary Wachs	Chief Financial Officer, Treasurer and Director (Principal Financial and Accounting Officer)	March 31, 2022
Gary Wachs

/s/ Michael Yadgar	Director	March 31, 2022
Michael Yadgar

/s/ William Huff	Director	March 31, 2022
William Huff

/s/ Mengyin H. Liang “Roz Huang”	Director	March 31, 2022
Mengyin H. Liang “Roz Huang”

/s/ Michael O’Neal	Director	March 31, 2022
Michael O’Neal

/s/ Christopher Williams	Director	March 31, 2022
Christopher Williams