Form 10-Q
period 2022-03-31
AppTech Payments Corp.
filed 2022-05-10
CIK 1070050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission file number: 000-27569

AppTech Payments Corp.

(Exact name of registrant as specified in its charter)

Delaware	7389	65-0847995
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

5876 Owens Ave. Suite 100

Carlsbad, California 92008

(Address of Principal Executive Offices & Zip Code)

(760) 707-5959

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.001 par value per share	APCX	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $5.19	APCXW	Nasdaq Capital Market

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 10, 2022, the registrant had 16,118,264 shares of common stock (par value 0.001) issued and outstanding.

AppTech Payments Corp.

Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this Quarterly on Form 10-Q of AppTech Payments Corp. (we, our, AppTech or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

●	uncertainty associated with anticipated launch of our text payment platform and other potential advanced payment solutions we intend to launch in the future;

●	substantial investment and costs associated with new potential revenue streams and their corresponding contractual obligations;

●	dependence on third-party channel and referral partners, who comprise a significant portion of our sales force, for gaining new clients;

●	a slowdown or reduction in our sales in due to a reduction in end-user demand, unanticipated competition, regulatory issues, or other unexpected circumstances

●	uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of the products we offer or intend to offer in the future;

●	dependence on third-party payment processors to facilitate our merchant services capabilities;

●	delay in or failure to obtain regulatory approval of our text payment system or any future products in additional countries;

●	current and future laws and regulations;

●	the adverse effects of COVID-19 on processing volumes resulting from (a) limitations on in-person access to our merchants’ businesses or (b) the unwillingness of customers to visit our merchants’ businesses;

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

Unless the context otherwise requires, throughout this Quarterly Report on Form 10-Q, the words “AppTech” “we,” “us,” the “registrant” or the “Company” refer to AppTech Payments Corp.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APPTECH PAYMENTS CORP.

FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

BALANCE SHEETS

MARCH 31, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

(in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash	$10,290	$8
Accounts receivable	43	40
Prepaid expenses	247	95
Prepaid License Fees - Current	599	479
Total current assets	11,179	622

Prepaid offering cost	—	92
Prepaid license fees - long term	3,060	3,180
Note receivable	26	26
Right of use asset	173	189
Security deposit	8	8
Capitalized software development and license	3,625	3,440
TOTAL ASSETS	$18,071	$7,557

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$474	$1,255
Accrued liabilities	1,821	3,136
Right of use liability	64	61
Stock repurchase liability	430	430
Convertible notes payable, net of $37 and $51 thousand debt discount	680	679
Notes payable	1,086	438
Notes payable related parties	—	685
Derivative liabilities	463	599
Total current liabilities	5,018	7,283

Long-term liabilities
Right of use liability	146	163
Notes Payable, net of current portion	67	67
Anti-dilution liability	2,121	—
Total long-term liabilities	2,334	230

TOTAL LIABILITIES	7,352	7,513

Commitments and contingencies (Note 9)

Stockholders’ Equity (Deficit)
Series A preferred stock; $0.001 par value; 10,526 shares authorized; 14 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 105,263,157 shares authorized; 15,745,070 and 11,944,607 and outstanding at March 31, 2022 and December 31, 2021, respectively	16	12
Additional paid-in capital	140,351	124,225
Accumulated deficit	(129,648)	(124,193)
Total stockholders’ equity (deficit)	10,719	44
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,071	$7,557

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended March 31,
	2022	2021

Revenues	$104	$101
Cost of revenues	51	34
Gross profit	53	67

Operating expenses:
General and administrative, including stock based compensation of $2.5 million and $1.4 million, respectively	2,779	1,780
Research and development	2,053	—
Excess fair value of equity issuance over assets received	832	63,943
Total operating expenses	5,664	65,723

Loss from operations	(5,611)	(65,656)

Other income (expenses)
Interest expense	(55)	(129)
Change in fair value of derivative liability	136	(508)
Other income (expenses)	75	—
Total other income (expenses)	156	(637)

Loss before provision for income taxes	(5,455)	(66,293)

Provision for income taxes	—	—

Net loss	$(5,455)	$(66,293)

Basic and diluted net loss per common share	$(0.35)	(6.52)
Weighted-average number of shares used basic and diluted per share amounts	15,479,613	10,165,034

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

(in thousands, except per share data)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2020	14	$—	9,317,017	$9	$36,744	$(44,948)	$(8,195)

Net loss	—	—	—	—	—	(66,293)	(66,293)
Imputed interest	—	—	—	—	3	—	3
Stock based compensation	—	—	35,737	—	429	—	429
Issuance of options for capitalized prepaid software development and license	—	—	—	—	1,891	—	1,891
Common stock issued for purchase of judgment	—	—	21,053	—	1,000	—	1,000
Common stock issued for capitalized prepaid software development and license	—	—	1,895,949	2	67,525	—	67,543
Common stock cancelled	—	—	(15,789)	—	(10)	—	(10)
Net Proceeds from sale of repurchase option	—	—	—	—	1,973	—	1,973

Balance March 31, 2021	14	$—	11,253,967	$11	$109,555	$(111,241)	$(1,659)

Balance December 31, 2021	14	$—	11,944,600	$12	$124,225	$(124,193)	$44

Net loss	—	—	—	—	—	(5,455)	(5,455)
Common Stock Issued for Forbearance	—	—	2,104	—	3	—	3
Stock based compensation	—	—	310,480	—	2,732	—	2,732
Common stock cancelled	—	—	(126,315)	—	—	—	—
Net Proceeds from sale of Offering Shares	—	—	3,614,201	4	13,391	—	13,395

Balance March 31, 2022	14	$—	15,745,070	$16	$140,351	$(129,648)	$10,719

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(UNAUDITED)

(in thousands, except per share data)

	March 31, 2022	March 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,455)	$(66,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock based compensation	2,508	1,829
Issuance of stock for prepaid services	156	—
Common Stock Issued for Forbearance	3	—
Stock issued for purchase of judgment	—	1,000
Stock issued for excess fair value of equity over assets received	832	62,543
Imputed interest on notes payable	—	3
Amortization of debt discount	14	40
Change in fair value of derivative liabilities	(136)	508
Changes in operating assets and liabilities:
Accounts receivable	(3)	(26)
Prepaid expenses	8	(61)
Accounts payable	(781)	(24)
Accrued liabilities	(25)	93
Right of use asset and liability	1	3
Net cash used in operating activities	(2,878)	(385)

CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized prepaid software development and license	(185)	(960)
Net cash used in investing activities	(185)	(960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loans payable - related parties	—	(33)
Payments on notes payable	(50)	—
Net Proceeds from offering	13,395	—
Repurchase of common stock	—	(10)
Proceeds from sale of repurchase options	—	1,948
Net cash provided by financing activities	13,345	1,905

Changes in cash and cash equivalents	10,282	560
Cash and cash equivalents, beginning of period	8	58
Cash and cash equivalents, end of period	$10,290	$618

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	$—	$—
Non-cash investing and financing transactions related to capitalized software and licensing costs	$—	$5,491
Issuance of stock for prepaid services	$156	$—

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

On December 23, 2021, AppTech Payments Corp. (“AppTech” or the “Company”) changed our name to AppTech Payments Corp from AppTech Corp. and re-domiciled to Delaware. We are headquartered in Carlsbad, CA and our stock trades under the symbol “APCX” and our warrants under the symbol “APCXW”.

The Company successfully completed its capital raise and uplisting onto NASDAQ (herein referred to its “Offering”) on January 7, 2022. As part of the Offering, the Company executed a 9.5 to 1 reverse split of its common stock. In addition, the Offering sold 3,614,201 units of our common stock (a unit consisted of one share of common stock and a warrant to purchase one share of common stock) at $4.15 per unit. In addition, 542,168 warrants were granted by EF Hutton with a five-year expiration and an exercise price of $5.19. The Offering provided net proceeds of approximately $13.4 million. The Company’s current cash position is significant enough to support the daily operations for a period in excess of one year from the date of filing this 10-Q. All shares and share prices within this 10-Q have been adjusted to reflect the stock split.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2022 and March 31, 2021. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying unaudited financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future interim periods.

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

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250 thousand per institution that pays Federal Deposit Insurance Corporation (“FDIC”) insurance premiums. The Company has never experienced any losses related to these balances.

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. The Company currently uses six financial institutions to service their merchants for which represented 100% of accounts receivable as of March 31, 2022. The loss of one of these financial institutions would not have a significant impact on the Company’s operations as there are additional financial institutions available to the Company. For the three months ended March 31, 2022 and 2021, the one merchant (customer) represented approximately 8.2% and 36% of the total revenues, respectively. The loss of this customer would have significant impact on the Company’s operations.

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

Transactions involving related parties cannot be presumed to be carried out on an arms-length basis, as the requisite conditions of competitive, free-marketing dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm’s-length transactions unless such representations can be substantiated.

The following table presents liabilities that are measured and recognized at fair value as of March 31, 2022 and December 31, 2021 on recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$463	$463

	December 31, 2021
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$599	$599

See Note 6 for discussion of valuation and roll forward related to derivative liabilities.

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the three months ended March 31, 2022 and 2021 were $2.1 million and $0, respectively.

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

The number of common stock equivalents not included in diluted income per share was 6,006,350 and 1,733,159 for the three months ended March 31, 2022 and 2021, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	March 31, 2022	March 31, 2021

Series A preferred stock	1,149	1,149
Convertible debt	175,632	645,432
Warrants	4,275,464	21,052
Options	999,132	706,000
Restricted stock units	554,973	359,526
Total	6,006,350	1,733,159

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

NOTE 3 – PATENTS

Patents

On June 22, 2017, AppTech executed an Amendment to Asset Purchase Agreement with GlobalTel Media, Inc., the details of which were previously disclosed by AppTech. The referenced agreement acquired intellectual property assets including but not limited to USPTO 8,073,895 & 8,572,166 “System and Method for Delivering Web Content to a Mobile Device”, USPTO 8,315,184 “Computer to Mobile Two-Way Chat System and Method”, and USPTO 8,369,828 “Mobile-to-Mobile Payment System and Method”. AppTech intends to use these assets as an integral part of future business expansion and product development. As of March 31, 2022 and December 31, 2021, there were zero dollars in accounts payable related to the assumption of liabilities in connection with the patents.

See Note 8 for more information on capitalized prepaid software development and license.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2022 and December 31, 2021 consist of the following (in thousands):

	March 31, 2022	December 31, 2021

Accrued interest – third parties	$1,305	$1,420
Accrued payroll	251	294
Accrued residuals	28	98
Anti-dilution provision	—	1,290
Other	237	34
Total accrued liabilities	$1,821	$3,136

Accrued Interest

Notes payable and convertible notes payable incur interest at rates between 10% and 15%, per annum.

Accrued Residuals

The Company pays commissions to independent agents which refer merchant accounts. The amounts payable to these independent agents is based upon a percentage of the amounts processed on a monthly basis by these merchant accounts.

Anti-dilution provision

The agreement between the Company and Infinios, formerly NEC Payments B.S.C., has an anti-dilution provision. To remain in compliance, the Company accrued 73,848 shares of its common stock at $17.46 per share for a total value of $1.3 million as of December 31, 2021. Further, in connection with the capital raise discussed in Note 1, the Company accrued an additional 378,109 shares of its common stock at $2.20 per share for a value of $832 thousand or a total value of $2.1 million as of March 31, 2022. The 451,957 total shares were issued in May 2022, were classified as a long-term liability and treated as additional consideration to Infinios.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funded operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of March 31, 2022 and 2021. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Subordinated Notes Payable

In 2016, the Company issued $350 thousand in subordinated notes payable to third parties that incurred interest at 10% per annum. On September 30, 2021, the Company converted the notes issued for $530 thousand of principal and interest into 55,767 shares of the Company’s common stock. Since the notes were converted to equity, there will no longer be any accrued interest related to the subordinated notes.

Convertible Notes Payable

In 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell to the investor a $300 thousand convertible note bearing interest at 12% per annum (the “Note”). The Note matures in 365 days from the date of issuance. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at nine dollars and fifty cents $9.50 for the one hundred and eighty (180) days immediately following the issue date and thereafter shall equal the lower of: 1) the lowest closing price of the common stock during the preceding twenty-five (25) trading day, ending on the last complete trading day prior to the issue date of the Note. 2) seventy-five (75) percent of the lowest trading price for the common stock during the twenty-five (25) consecutive trading days preceding the conversion date with a minimum trading volume of one thousand (1,000) shares.

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

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock exercisable at fourteen dollars and twenty-five cents ($14.25) and expire in five (5) years. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 6 for valuation) resulting in full discount of the Note. The conversion feature and warrants have various reset provisions for which lower the exercise price and share and warrants issuable. As of March 31, 2022 and December 31, 2021, the convertible note payable balance was $280 thousand and $280 thousand, and has accrued interest of $68 thousand and $39 thousand, respectively.

Total interest expense on convertible notes payable, inclusive of amortization of debt discount of $280 thousand, amounted to $315 thousand for the year ended December 31, 2021. As of March 31, 2022, the convertible note payable discount is $0.

See Note 6– Derivative Liabilities.

In 2015, the Company issued $50 thousand in convertible notes payable. The convertible notes payable are unsecured, were due in nine months, incur interest at 10% per annum and are convertible at $9.50 per share. The Company amended the convertible note on March 2, 2022 and an agreed offer of a $10 thousand discount on the principal and interest resulting in a $72 thousand payment in full.

In 2014, the Company issued $400 thousand in convertible notes payable. The convertible notes payable are unsecured, due in periods ranging up to one year, incurring interest between 10% to 12% per annum and are convertible at prices ranging from $3.14 to $9.50 per share. In addition, the Company issued 42,105 shares of common stock in connection with the convertible notes payable. The Company had the obligation to repurchase the 42,105 shares of common stock at $9.50 per share within one year of the note issuance date. On March 30, 2022, the Company entered into three forbearance agreements which granted the holders 2,105 shares of our common stock in exchange for not enforcing the terms of the agreement for a period of twelve months. As of March 31, 2022 and December 31, 2021, the Company held the obligation to repurchase the shares for $400 thousand. As of March 31, 2022 and December 31, 2021, the accrued interest related to the convertible notes was $278 thousand and $268 thousand, respectively.

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with U.S. Small Business Administration for $68 thousand in proceeds. The notes payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. All payments of principal and interest are deferred for thirty months from the date of the note. As of March 31, 2022 and December 31, 2021 the balance of the note payable was $68 thousand and $68 thousand, and accrued interest was $4 thousand and $4 thousand, respectively.

Two significant shareholders funded the Company’s operations through notes payable in primarily 2009 and 2010. The notes payable incur interest at 10% per annum and were due on December 31, 2016. On May 2, 2021, the Company entered into a debt reduction and confirmation agreement with a significant shareholder. The parties agreed to reduce the outstanding accrued interest in the amount of $275 thousand. On September 29, 2021, the Company converted notes issued for $51 thousand of principal and accrued interest into 5,329 shares of the Company’s common stock. On September 29, 2021, the Company entered into a forbearance agreement which granted the holder 3,140 shares with a current fair market value of $35 thousand in exchange for not enforcing the terms of the agreement for a period of twelve months. On February 4, 2022, the Company entered into an amended forbearance agreement. The parties agreed to reduce the outstanding accrued interest in the amount of $75 thousand along with a $50 thousand payment of accrued interest. As of March 31, 2022, and December 31, 2021, the aggregate balance of the notes payable was $597 thousand and accrued interest was $258 thousand and $383 thousand, respectively.

In Q3 of 2021, the Company converted notes issued for $503 thousand into 52,942 shares of the Company’s common stock. Also, the Company entered into a forbearance agreement which granted the holders 2,760 shares of the Company’s common stock with a current fair market value of $120 thousand in exchange for not enforcing the terms of the agreement for a period of twelve months.

NOTE 6–DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants were recorded as derivative liabilities on the issuance date and revalued at March 31, 2022 and December 31, 2021.

Based on the convertible notes described in Note 6, the derivative liability day one loss is $390 thousand and the change in fair value at March 31, 2022 and December 31, 2021 is $136 thousand and ($26 thousand), respectively. The fair value of applicable derivative liabilities on note, warrants and change in fair value of derivative liability are as follows for the three months ended March 31, 2022 (in thousands).

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of December 31, 2021	$274	$325	$599
Change in fair value	(76)	(60)	(136)
Balance as of March 31, 2022	$198	$265	$463

As of March 31, 2022, the fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.35
Expected volatility	104.8%
Expected term (in years)	0.25
Risk-free interest rate	1.37%

As of March 31, 2022, the fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.35
Expected volatility	108.9%
Expected term (in years)	3.64
Risk-free interest rate	1.67%

NOTE 7–RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of March 31, 2022, including the total amount of related imputed interest (in thousands):

Years ended December 31:

2022	$64
2023	88
2024	90
2025	7
Operating Lease Total	249
Less: Imputed interest	(39)
Total	$210

The rent expense was $15 thousand and $15 thousand for the three months ended March 31, 2022 and 2021, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

Former Shareholders Lawsuit

In November 2017, two shareholders of AppTech, Laura Farris and Eric Ottens, filed a lawsuit against the Company in the State of California, claiming conversion, aiding and abetting conversion, breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing and declaratory relief. The lawsuit was removed to the United States District Court for the Southern District of California. On December 19, 2019, the Company entered into a settlement and release agreement with the plaintiffs pursuant to which the Company will pay the plaintiffs an aggregate of $240 thousand in installments over three years, commencing on February 15, 2020. On January 24, 2021, the parties entered a stipulation modifying the repayment schedule of the settlement which altered the timing of payments over the three-year repayment period. The final payment was made in March 2022. The litigants are now paid in full and no further action is warranted by the Company.

Other Lawsuit

In July of 2020, an owner and corporation having a non-binding Memorandum of Understanding (“MOU”) filed a lawsuit against AppTech Payments Corp. (formally “AppTech Corp.”) in the County of San Diego, State of California. Plaintiffs amended the Complaint on March 11, 2021. The claims include breach of contract, intentional misrepresentation, negligent misrepresentation, and unjust enrichment. Service of process occurred on January 8, 2021. Management believes the non-binding MOU terminated after no Definite Agreement was executed between the parties, and negotiations ceased December 20, 2016. We filed an answer to the Amended Complaint on April 27, 2021 and began discovery. Management does not believe Plaintiffs’ claims for damages have merit or are supported by Plaintiffs’ evidence. We filed a Summary Judgment requesting an Order from the Court to narrow the issues in the Amended Complaint. This matter is scheduled for trial on July 8, 2022. We currently own a judgment dated February 17, 2017, against the owner and corporation in the amount of $517 thousand plus interest. The judgment was assigned to AppTech Payments Corp. and Management plans to use the judgment to assist in the possible settlement and dismissal of this case prior to trial.

Convertible Note and Warrant Lawsuit

On July 14, 2021, EMA Financial LLC, a Delaware limited liability company (“EMAF”), filed a complaint in the Southern District of New York against the Company. In its complaint, EMAF alleged that the Company breached the terms of a convertible note and a related warrant agreement purchased by EMAF pursuant to a securities purchase agreement between the parties. EMAF sought specific performance, payment of damages to be determined but not in excess of $2.75 million, reimbursement of costs and expenses, including reasonable legal fees, and non-interference. On September 2, 2021, EMAF filed a motion for summary judgment. On September 9, 2021, AppTech filed a motion to dismiss on the grounds the agreements were void as a result of the illegal activity by the plaintiff. On October 15, 2021, the parties filed memorandums in opposition to the respective motion. On October 25, 2021, the parties filed memorandums of law in further support of their respective motions. We believe EMAF’s claims are meritless and intend to vigorously defend against this lawsuit. The parties have engaged in settlement discussions with an expected range of potential liability between $400 thousand and $550 thousand, which includes principal and accrued interest of the convertible notes payable.

Significant Contracts

Capital Raise

In February 2021, the Company entered into an engagement letter with Maxim Group LLC (“Maxim”) as the lead management underwriter for a follow-on offering which is non-binding. On October 27, 2021, Maxim and the Company terminated all relevant agreements and the Company issued Maxim 21,052 shares of the Company’s common stock in association with the termination.

On October 18, 2021, the Company entered into an engagement letter with EF Hutton, division of Benchmark Investments, LLC. (“EF Hutton”) to act as lead underwriter, deal manager and investment banker for the Company’s proposed firm commitment follow-on public offering and uplisting. This engaged EF Hutton through the earlier of (i) October 2022 or (ii) the closing of a follow-on offering. The Company completed its offering on January 7, 2022. The Company sold 3,614,201 units of our common stock (a unit consisted of one share of common stock and a warrant to purchase one share of common stock) at $4.15 per unit. The offering provided net proceeds of approximately $13.4 million. See note 1 for information on the capital raise completed in January 2022.

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

On February 11, 2021, the Company entered into an amended and restated Subscription License and Services Agreement, Digital Banking Platform Operating Agreement and Subscription License Order Form with Infinios (collectively the “Restated Agreements”). The gross total fees due under the Restated Agreements are $2.2 million excluding pass-through costs associated with infrastructure hosting fees.

On February 19, 2021, the Company completed and validated its contractual obligations and paid to Infinios the $100 thousand engagement fee. On February 28, 2021, the Company paid the initial fee of $708 thousand to Infinios prior to the Funding Date. On March 25, 2021, the Company issued 1,895,948 shares of common stock to an Infinios affiliate on a fully diluted basis with piggyback rights. The Company valued the common stock issuance at $67.5 million based upon the closing market price on the effective date of the transaction based on the closing market price of the Company’s common stock. The issuance was recorded as a $3.8 million asset and $63.8 million expense in excess fair value of equity issuance over assets received. The capitalized asset was classified as capitalized prepaid software development of $2.8 million and capitalized licensing of $1.0 million. The estimated amortization is a 5-years life based on the term of the licensing agreement. The amortization is set to begin once the platform begins processing transactions (in thousand).

As of March 31, 2022, the following fees were paid (in thousands):

Engagement Fee (prepaid licensing cost)	$100
License subscription fee (prepaid licensing cost)	750
Annual maintenance subscription fee (prepaid licensing cost)	113
Implementation fee (capitalized software cost)	325
Infrastructure implementation fee (capitalized software cost)	65
Training fee (50% due at Funding Date)	50
Total	$1,403

The annual maintenance subscription fee of $113 thousand will be due annually beginning in the month of the platform launch. In addition, the infrastructure support fee of $72 thousand will be due annually beginning in 2022 and ending in 2026.

Innovations Realized LLC

On October 2, 2020, the Company entered into an independent contractor services agreement with Innovations Realized, LLC (“IR”) to develop a strategic operating plan focused on the design, execution and go-to-market implementation of the Infinios platform to enter the United States market.

Under the agreement, the Company granted options to purchase 42,105 shares at a price of $0.095 and 263,157 shares at $2.375 and exercisable for two years after vesting. These options vest in equal monthly installments over 24 months. These options had a grant date fair value of $1.4 million and $8.7 million using a Black Scholes pricing model. The estimated amortization is a 5-year life based on the term of the licensing agreement.

On February 18, 2021, the Company entered into an amended independent contractor services agreement for $760 thousand with IR. The final payment owed to IR of $171 thousand was paid in January 2022.

Investor Relations

On January 2, 2022, the Company entered into an agreement with an investor relations firm (“IR Firm”) that compensated IR Firm $50 thousand and 100,000 shares upon the successful uplisting onto NASDAQ. In addition, on January 31, 2022, the Company entered into a consulting agreement with IR Firm. The Company agreed to a six-month commitment with IR Firm that pays $5 thousand per month, grants IR Firm a stock purchase agreement to buy 45,000 shares of the Company stock at $0.001 per share and grants a monthly budget of approximately $100 thousand (with monthly automatic renewals unless the agreement were canceled in writing). In return, IR Firm agrees to provide investor relations outreach, public relations, advisory and consulting services, to AppTech. Payment for the two agreements was made in February 2022.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended March 31, 2022 and 2021, the Company issued 233,816 and 247,000, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $466 thousand and $316 thousand, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete or issued based upon the vesting schedule and the closing market price of the Company’s common stock on the date of the agreement. The amounts were expensed to general and administrative expenses on the accompanying statements of operations.

During the three months ended March 31, 2022 and 2021, the Company granted 76,664 and 9,211 shares of common stock to the board of directors valued at $103 thousand and $49 thousand, respectively. The shares vest quarterly over the period of approximately one year.

See Note 8 – Significant Contracts for additional common stock issuance.

Stock Options

During the year ended December 31, 2021:

a)	options to purchase 353,368 shares of common stock at a weighted average price of $16.25 were granted as compensation to employees. The options vest in equal monthly installments over 6 and 12 months. The options were valued at $6.3 million using a Black-Scholes options pricing model.

b)	options to purchase 38,421 shares of common stock at a weighted average price of $8.55 were granted as compensation for various services including accounting, sales, and marketing. The options were valued at $825 thousand using a Black-Scholes options pricing model. 13,158 shares were exercised.

The fair value of the options for the year ended December 31, 2021 is estimated using a Black-Scholes option pricing model with the following range of assumptions:

Market value of common stock on issuance date	$5.34 - $33.25
Expected price	$0.095 - $19.34
Expected volatility	450% - 608%
Expected term (in years)	0.3 - 3.0
Risk-free interest rate	0.11%
Expected dividend yields	—

During the three months ended March 31, 2022:

a)	options to purchase 298,685 shares of common stock at a weighted average price of $3.00 were granted as compensation to employees. The options vest in equal monthly installments ranging from instantly to 24 months months. The options were valued at $897 thousand using a Black-Scholes options pricing model.

b)	options to purchase 36,842 shares of common stock at a weighted average price of $12.04 were granted as compensation for various services including engineering, accounting, and sales. The options were valued at $444 thousand using a Black-Scholes options pricing model.

The fair value of the options for the three months ended March 31, 2022 is estimated using a Black-Scholes option pricing model with the following range of assumptions:

Market value of common stock on issuance date	$1.24 - $12.45
Expected price	$1.24 - $12.04
Expected volatility	415% - 442%
Expected term (in years)	0.0 - 5.0
Risk-free interest rate	0.11%
Expected dividend yields	—

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years

Outstanding December 31, 2021	1,055,184	$6.62
Issued	335,527	$4.00
Exercised	—	$—
Cancelled	(391,579)	$2.44
Outstanding as of March 31, 2022	999,132	$7.38	2.37
Outstanding as of March 31, 2022, vested	667,235	$7.75	2.37

The remaining expense outstanding through March 31, 2022 is $2.5 million which is expected to be expensed over the next 23 months in general and administrative expense.

See Note 8 – Significant Contracts for additional stock options granted.

On December 7, 2021, the board authorized the Company’s Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. A total of 1,052,632 shares of common stock were authorized under the Equity Incentive Plan, for which as of March 31, 2022 a total of 796,547 are available for issuance.

Warrants

In 2020, the Company entered into a security purchase agreement with an investor pursuant to which the Company agreed to sell the investor a $300 thousand convertible note bearing interest at 12% per annum. The Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock, with an exercise term of five (5) years, at a per share price of $14.25 which may be exercised by cashless exercise. The number of warrants adjusted in the period ending March 31, 2022 due to a reset event on January 7, 2022 changed the exercise price from $9.50 to $2.52 and increased the number of warrants from 31,578 to 119,095. The warrants were deemed a derivative liability and recorded as a debt discount at its date of issuance.

In total, the Company has 4,275,464 warrants outstanding. 3,614,201 were related to the Offering, 542,168 were granted on January 7 and the reset event added an additional 119,095. See Note 1 for information on warrants issued during the Offering and note 6 for additional information on the derivative liability.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

The Company fully executed a Definitive Agreement to acquire Hothand Inc. (“Hothand”), a patent-holding company which owns the intellectual property rights to a wide array mobile credit/debit transaction and mobile search, location, offer and payment fields in April 2022. The purchase price was a combination of cash and stock, but should be finalized in the second quarter of 2022. The Company is still determining the impact of this transaction on the financial statements.

The Company extended its stock repurchase agreement with the Chief Financial Officer. Terms of the updated agreement state that the Company has until October 21, 2022 to buyback 263,158 shares of its common stock for $500 thousand.

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

A key to the company’s success and market penetration is the continued development of enterprise-grade, patent-protected software for SMS text payments via a mobile device. Our patented technology manages text messaging for processing payments, notification, response, authentication, marketing, advertising, information queries and reports. Once an account is established through a multi-currency digital wallet, neither internet connectivity nor a specific application is required to process payments between merchants and end-users. These features will be particularly beneficial for unbanked and under-banked individuals in developing or emerging markets where access to the internet on a mobile device and modern banking institutions may not be readily available. In addition, our software platform will extend merchants’ marketplace capabilities by creating new avenues and channels to request and receive frictionless, digital payments and engaging end-users by utilizing a familiar, convenient, and widely adopted technology.

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

We were founded in 1998 and changed our name to AppTech Corp. in 2009. In 2013, we merged with Transcendent One, Inc., whereby Transcendent One, Inc. and its management took controlling ownership of the Company. From this point forward, we have operated as a merchant services provider, continuing the business conducted by Transcendent One, Inc. In 2017, we acquired certain assets from GlobalTel Media, Inc., which included patented, enterprise-grade software for advanced text messaging. In addition to the software and associated databases, the acquisition included four patents and additional intellectual property for mobile payments. On December 23, 2021, we changed our name to AppTech Payments Corp and re-domiciled to Delaware. We are headquartered in Carlsbad, CA. and uplisted to NASDAQ in January 2022. Our stock trades under the symbol “APCX” and our warrants under the symbol “APCXW”.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items (in thousands, except per share data).

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2022 and 2021, respectively.

Revenue

Revenue was approximately $104 thousand for the three months ended March 31, 2022, compared to $101 thousand for the three months ended March 31, 2021, representing an increase of 3%. The increase was principally driven by an increase in processing volume and a decrease in processing fees charged to the Company.

Cost of Revenue

Cost of revenue was approximately $51 thousand for the three months ended March 31, 2022, compared to $34 thousand for the three months ended March 31, 2021, representing an increase of 50%. The increase was driven primarily by increased residual payouts from more processing revenue.

General and Administrative Expenses

General and administrative expenses were approximately $2.8 million for the three months ended March 31, 2022, compared to $1.8 million for the three months ended March 31, 2021, representing an increase of 56%. The increase was primarily driven by an increase in both payroll and bonuses which is consistent with the ramped up headcount growth needed to launch the platform.

Research and Development Expenses

Research and development expenses were approximately $2.1 million for the three months ended March 31, 2022, compared to $1 for the three months ended March 31, 2021. The increase was primarily due to the onboarding of engineers and developers, and the hardware and software needed to complete the platform. Only the salaries of the product development team were capitalized in January 2022.

Excess Fair Value of Equity Issuance Over Assets Received

Excess fair value of equity issuance over assets received expenses was $832 thousand for the three months ended March 31, 2022, compared to $63.9 million for the three months ended March 31, 2021. The excess fair value over assets was a one-time event that was due to the timing of the share issuance to Infinios. The shares were issued on a day that the fair value of our common stock closed at $3.75 per share. Approximately, 18 million shares were issued, so the difference between the value of the newly issued shares and the value of the services performed was expensed as excess fair value of equity issuance over assets received. See Note 4 for additional information related to the Anti-dilution provision.

Interest Expense, net

Interest expenses, net was approximately $55 thousand for the three months ended March 31, 2022, compared to $129 thousand for the three months ended March 31, 2021, representing an decrease of 57%. The decrease was due to the Company entering into forbearance agreements with outstanding debt holders in return for the interest being capped. In addition, the Company converted certain debt into equity, so the interest expense was written off.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was approximately $136 thousand for the three months ended March 31, 2022, compared to $508 thousand for the three months ended March 31, 2021. The decrease was primarily due to standard market volatility coupled with the resetting terms of the derivative.

Liquidity and Capital Resources

As noted earlier, the Company successfully completed its Offering on January 7, 2022. For further discussion, see Note 1.

As of March 31, 2022, we had cash and cash equivalents of approximately $10.3 million, working capital of approximately $6.2 million, and stockholders’ equity of approximately $10.7 million.

During the three months ended March 31, 2022, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash used in or provided by, operating, investing and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021

Net cash used in operating activities	$(2,878)	$(385)
Net cash provided by (used in) investing activities	(185)	(960)
Net cash provided by financing activities	13,345	1,905

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2022 was approximately $2.9 million, which is comprised of (i) our net loss of $5.5 million, adjusted for non-cash expenses totaling $3.4 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities using approximately $0.8 million.

Net cash used in operating activities during the three months ended March 31, 2021 was approximately $0.4 million, which is comprised of (i) our net loss of $66.3 million, adjusted for non-cash expenses totaling $65.9 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities using approximately $15 thousand.

Investing Activities

Net cash used by investing activities during the three months ended March 31, 2022 was approximately $185 thousand and was primarily due to the internal capitalized software costs.

Net cash used by investing activities during the three months ended March 31, 2021 was approximately $960 thousand and was primarily due to the purchase of capitalized software costs.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was approximately $13.3 million, which principally consists of net proceeds of $13.4 million through the issuance of common shares and warrants in our public offering.

Net cash provided by financing activities during the three months ended March 31, 2021 was approximately $1.9 million, which principally consists of net proceeds of $1.9 million through the sale of repurchase options.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of March 31, 2022, there have been no significant changes to our critical accounting estimates, except as described in Note 2 to our financial statements.

Software Development Costs

The Company capitalizes software development costs in developing internal use software when capitalizing requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Equity and options granted are capitalized as part of the software development costs.

Recent Accounting Pronouncements

As of March 31, 2022, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our financial statements.

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

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three-month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On December 19, 2019, the Company entered into a settlement and release agreement with two shareholders. The total obligation was for $240 thousand and the final payment was made in March 2022. The litigants are now paid in full and no further action is warranted by the Company.

In July of 2020, an owner and corporation having a non-binding Memorandum of Understanding (“MOU”) filed a lawsuit against AppTech Payments Corp. (formally “AppTech Corp.”) in the County of San Diego, State of California. Plaintiffs amended the Complaint on March 11, 2021. The claims include breach of contract, intentional misrepresentation, negligent misrepresentation, and unjust enrichment. Service of process occurred on January 8, 2021. Management believes the non-binding MOU terminated after no Definite Agreement was executed between the parties, and negotiations ceased December 20, 2016. We filed an answer to the Amended Complaint on April 27, 2021 and began discovery. Management does not believe Plaintiffs’ claims for damages have merit or are supported by Plaintiffs’ evidence. We filed a Summary Judgment requesting an Order from the Court to narrow the issues in the Amended Complaint. This matter is scheduled for trial on July 8, 2022. We currently own a judgment dated February 17, 2017, against the owner and corporation in the amount of $517 thousand plus interest. The judgment was assigned to AppTech Payments Corp. and Management plans to use the judgment to assist in the possible settlement and dismissal of this case prior to trial.

On July 14, 2021, EMA Financial LLC, a Delaware limited liability company (“EMAF”), filed a complaint in the Southern District of New York against the Company. In its complaint, EMAF alleged that the Company breached the terms of a convertible note and a related warrant agreement purchased by EMAF pursuant to a securities purchase agreement between the parties. EMAF sought specific performance, payment of damages to be determined but not in excess of $2.75 million, reimbursement of costs and expenses, including reasonable legal fees, and non-interference. On September 2, 2021, EMAF filed a motion for summary judgment. On September 9, 2021, AppTech filed a motion to dismiss on the grounds the agreements were void as a result of the illegal activity by the plaintiff. On October 15, 2021, the parties filed memorandums in opposition to the respective motion. On October 25, 2021, the parties filed memorandums of law in further support of their respective motions. We believe the EMAF’s claims are meritless and intend to vigorously defend against this lawsuit. The parties have engaged in settlement discussions with an expected range of potential liability between $400 thousand and $550 thousand, which includes principal and accrued interest of the convertible notes payable.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2022:

a)	233,816 shares of common stock were issued to several consultants in connection with business development and professional services rendered valued at $466 thousand.

b)	76,664 shares of common stock were issued to members of the Board of Directors valued at $103 thousand, which vest quarterly over the period of approximately one year.

Item 3. Defaults Upon Senior Securities.

Only the EMA Financial, LLC payable is in default since it is currently involved in litigation.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description

3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (incorporated by reference to Exhibit 3.1 to Form 10-12G/A filed February 14, 2020)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006 (incorporated by reference to Exhibit 3.2 to Form 10-12G/A filed February 14, 2020)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007 (incorporated by reference to Exhibit 3.3 to Form 10-12G/A filed February 14, 2020)

3.4	AppTech Corp. Certificate of Correction filed September 04, 2007 (incorporated by reference to Exhibit 3.4 to Form 10-12G/A filed February 14, 2020)

3.5	AppTech Corp. Certificate of Designation filed September 06, 2007 (incorporated by reference to Exhibit 3.5 to Form 10-12G/A filed February 14, 2020)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008 (incorporated by reference to Exhibit 3.6 to Form 10-12G/A filed February 14, 2020)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009 (incorporated by reference to Exhibit 3.7 to Form 10-12G/A filed February 14, 2020)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009 (incorporated by reference to Exhibit 3.8 to Form 10-12G/A filed February 14, 2020)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010 (incorporated by reference to Exhibit 3.9 to Form 10-12G/A filed February 14, 2020)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010 (incorporated by reference to Exhibit 3.10 to Form 10-12G/A filed February 14, 2020)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010 (incorporated by reference to Exhibit 3.11 to Form 10-12G/A filed February 14, 2020)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (incorporated by reference to Exhibit 3.12 to Form 10-12G/A filed February 14, 2020)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (incorporated by reference to Exhibit 3.13 to Form 10-12G/A filed February 14, 2020)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010 (incorporated by reference to Exhibit 3.14 to Form 10-12G/A filed February 14, 2020)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011 (incorporated by reference to Exhibit 3.15 to Form 10-12G/A filed February 14, 2020)

3.16	AppTech Corp. Certificate of Amendment filed September 06, 2011 (incorporated by reference to Exhibit 3.16 to Form 10-12G/A filed February 14, 2020)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011 (incorporated by reference to Exhibit 3.17 to Form 10-12G/A filed February 14, 2020)

3.18	AppTech Corp. Bylaws dated May 07, 2013 (incorporated by reference to Exhibit 3.18 to Form 10-12G/A filed February 14, 2020)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013 (incorporated by reference to Exhibit 3.19 to Form 10-12G/A filed February 14, 2020)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013 (incorporated by reference to Exhibit 3.20 to Form 10-12G/A filed February 14, 2020)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015(incorporated by reference to Exhibit 3.21 to Form 10-12G/A filed February 14, 2020)

4.1	Specimen Stock Certificate of AppTech Corp.’s Common Stock (incorporated by reference to Exhibit 4.1 to Form 10-12G/A filed February 14, 2020)

10.1	Asset Purchase Agreement dated December 04, 2013 (incorporated by reference to Exhibit 10.1 to Form 10-12G/A filed February 14, 2020)

10.2	Amendment to Asset Purchase Agreement dated September 22, 2017 (incorporated by reference to Exhibit 10.2 to Form 10-12G/A filed February 14, 2020)

10.3	Lease Agreement dated November 15, 2018 (incorporated by reference to Exhibit 10.3 to Form 10-12G/A filed February 14, 2020)

10.4	Engagement Letter dated September 23, 2019 (incorporated by reference to Exhibit 10.4 to Form 10-12G/A filed February 14, 2020)

10.5	Lease & Purchase Option Agreement dated January 22, 2020 (incorporated by reference to Exhibit 10.5 to Form 10-K filed March 30, 2020)

10.6	Subscription License and Service Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 7, 2020)

10.7	Digital Banking Platform Operating Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.2 to Form 8-K filed October 7, 2020)

10.8	Subscription License Order Form dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.3 to Form 8-K filed October 7, 2020)

10.9	Registration Rights Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c) (incorporated by reference to Exhibit 10.4 to Form 8-K filed October 7, 2020)

10.10	Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 26, 2020)

10.11	Amendment No. 1 to the Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems (incorporated by reference to Exhibit 10.11 to Form S-1 filed February 16, 2021)

10.12	Amended and Restated Subscription License and Service Agreement dated as of February 11, 2021, by and among AppTech Corp. and NEC Payments B.S.C. (c).PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.1 to the Form 8-K filed February 18, 2021)

10.13	Amended and Restated Digital Banking Platform Operating Agreement dated as of February 11, 2021, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.2 to the Form 8-K filed February 18, 2021)

10.14	Amended and Restated Subscription License Order Form dated as of February 11, 2021, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.3 to the Form 8-K filed February 18, 2021)

10.15	Independent Contractor Agreement, dated as of February 23, 2021 by and among AppTech Corp. and Innovations Realized, LLC. PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED (incorporated by reference to Exhibit 10.1 to the Form 8-K filed March 01, 2021)

10.16	Amended and Restated Strategic Partnership Agreement dated as of April 27, 2021, by and among AppTech Corp. And Silver Alert Services LLC, doing business as LifeLight Systems (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 03, 2021)

14	AppTech Code of Business Conduct (incorporated by reference to Exhibit 4.2 to Form 10-K filed March 30, 2020)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2022

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 10, 2022

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2022

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated May 10, 2022

99.1	Audit Committee Charter (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 16, 2020)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 4.3 to Form 10-Q filed November 16, 2020)

99.3	Corporate Governance and Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to Form S-1 filed February 16, 2021)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Payments Corp.

Date: May 10, 2022	By:	/s/ Luke D’Angelo
Luke D’Angelo
Chief Executive Officer, Chairman and Director

Date: May 10, 2022	By:	/s/ Gary Wachs
Gary Wachs
Chief Financial Officer, Treasurer and Director