Form 10-Q
period 2022-06-30
AppTech Payments Corp.
filed 2022-08-05
CIK 1070050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes x No o

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “ accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No x

As of August 4, 2022, the registrant had 16,562,708 shares of common stock (par value 0.001) issued and outstanding.

AppTech Payments Corp.

Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this Quarterly on Form 10-Q of AppTech Payments Corp. (we, our, AppTech or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

●	uncertainty associated with anticipated launch of our text payment platform and other potential advanced payment solutions we intend to launch in the future;

●	substantial investment and costs associated with new potential revenue streams and their corresponding contractual obligations;

●	dependence on third-party channel and referral partners, who comprise a portion of our sales force, for gaining new clients;

●	a slowdown or reduction in our sales due to a reduction in end-user demand, unanticipated competition, regulatory issues, or other unexpected circumstances

●	uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of the products we offer or intend to offer in the future;

●	our current dependence on third-party payment processors to facilitate our merchant services capabilities;

●	delay in or failure to obtain regulatory approval of our text payment system or any future products in additional countries;

●	uncertainty associated with our ability to achieve profitability through the HotHand patents;

●	the adverse effects of COVID-19 on processing volumes resulting from (a) limitations on in-person access to our merchants’ businesses or (b) the unwillingness of customers to visit our merchants’ businesses;

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

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

(in thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$7,790	$8
Accounts receivable	50	40
Prepaid expenses	466	95
Prepaid license fees - current	479	479
Total current assets	8,785	622

Prepaid offering cost	—	92
Prepaid license fees - long term	3,180	3,180
Intangible assets	407	—
Note receivable	26	26
Right of use asset	158	189
Security deposit	8	8
Capitalized software development and license	3,625	3,440
TOTAL ASSETS	$16,189	$7,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$394	$1,255
Accrued liabilities	1,651	3,136
Right of use liability	64	61
Stock repurchase liability	430	430
Convertible notes payable, net of $37 and $51 debt discount	680	679
Notes payable	1,104	438
Notes payable related parties	—	685
Derivative liabilities	426	599
Total current liabilities	4,749	7,283

Long-term liabilities
Right of use liability	131	163
Notes Payable, net of current portion	67	67
Total long-term liabilities	198	230

TOTAL LIABILITIES	4,947	7,513

Commitments and contingencies (Note 9)

Stockholders’ Equity
Series A preferred stock; $0.001 par value; 10,526 shares authorized; 14 shares issued and outstanding on June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 105,263,157 shares authorized; 16,562,708 and 11,944,607 and outstanding at June 30, 2022 and December 31, 2021, respectively	16	12
Additional paid-in capital	145,001	124,225
Accumulated deficit	(133,775)	(124,193)
Total stockholders’ equity	11,242	44
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,189	$7,557

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2022
	2022	2021	2022	2021

Revenues	$123	$151	$227	$252
Cost of revenues	62	36	113	70
Gross profit	61	115	114	182

Operating expenses:
General and administrative, including stock based compensation of $0.1 million and $0.2 million, for the three months ended, and $0.9 million and $1.3 million for the six months ended June 30, 2022 and 2021, respectively	1,320	3,561	4,101	5,341
Research and development, including stock based compensation of $2.0 million and $0 million, for the three months ended, $3.7 million and $0 million for the six months ended June 30, 2022 and 2021, respectively	2,884	—	4,936	—
Excess fair value of equity issuance over assets received	72	1,091	904	65,034
Total operating expenses	4,276	4,652	9,941	70,375

Loss from operations	(4,215)	(4,537)	(9,827)	(70,193)

Other income (expenses)
Interest expense	(41)	(2,432)	(96)	(2,561)
Change in fair value of derivative liability	37	453	173	(55)
Other income (expenses)	92	175	168	175
Total other income (expenses)	88	(1,804)	245	(2,441)

Loss before provision for income taxes	(4,127)	(6,341)	(9,582)	(72,634)

Provision for income taxes	—	—	—	—

Net loss	$(4,127)	$(6,341)	$(9,582)	$(72,634)

Basic and diluted net loss per common share	$(0.25)	(0.58)	$(0.60)	(6.70)
Weighted-average number of shares used basic and diluted per share amounts	16,246,260	10,832,745	15,857,753	10,832,745

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

(in thousands, except per share data)

	Series A Preferred		Common Stock		Additional Paid- in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance December 31, 2020	14	$—	9,317,017	$9	$36,744	$(44,948)	$(8,195)
Net loss	—	—	—	—	—	(66,293)	(66,293)
Imputed interest	—	—	—	—	3	—	3
Stock based compensation	—	—	35,737	—	429	—	429
Issuance of options for capitalized prepaid software development and license	—	—	—	—	1,891	—	1,891
Common stock issued for purchase of judgment	—	—	21,053	—	1,000	—	1,000
Common stock issued for capitalized prepaid software development and license	—	—	1,895,949	2	67,541	—	67,543
Common stock cancelled	—	—	(15,789)	—	(10)	—	(10)
Net Proceeds from sale of repurchase option	—	—	—	—	1,973	—	1,973
Balance Balance March 31, 2021	14	—	11,253,967	11	109,571	(111,241)	(1,659)
Net loss	—	—	—	—	—	(6,340)	(6,340)
Imputed interest	—	—	—	—	3	—	3
Stock based compensation	—	—	23,137	—	2,988	—	2,988
Issuance of options for capitalized prepaid software development and license	—	—	—	—	1,091	—	1,091
Common stock issued for convertible notes payable, accrued interest, derivative liabilities, and accounts payable	—	—	500,726	1	3,945	—	3,946
Net Proceeds from sale of repurchase option	—	—	—	—	458	—	458
Balance June 30, 2021	14	$—	11,777,830	$12	$118,056	$(117,581)	$487

Balance December 31, 2021	14	$—	11,944,600	$12	$124,225	$(124,193)	$44
Net loss	—	—	—	—	—	(5,455)	(5,455)
Common Stock Issued for Forbearance	—	—	2,104	—	3	—	3
Stock based compensation	—	—	310,223	—	2,732	—	2,732
Common stock cancelled	—	—	(126,315)	—	—	—	—
Net Proceeds from sale of Offering Shares	—	—	3,614,458	4	13,391	—	13,395
Balance Mar 31, 2022	14	—	15,745,070	16	140,351	(129,648)	10,719
Net loss	—	—	—	—	—	(4,127)	(4,127)
Common stock issued for Stock Based Compensation	—	—	140,681	—	2,120	—	2,120
Anti-Dilution Provision (Infinios)	—	—	451,957		2,123		2,123
Common stock issued for HotHand Patents	—	—	225,000	—	407	—	407
Balance June 30, 2022	14	$—	16,562,708	$16	$145,001	$(133,775)	$11,242

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(UNAUDITED)

(in thousands, except per share data)

	June 30, 2022	June 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,582)	$(72,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuance of stock based compensation	4,603	4,815
Common Stock Issued for Forbearance	3	—
Stock issued for purchase of judgment	—	1,000
Stock issued for excess fair value of equity over assets received	904	66,125
Imputed interest on notes payable	—	7
Amortization of debt discount	32	177
Gain on extinguishment of accounts payable	—	(175)
Change in fair value of derivative liabilities	(173)	55
Changes in operating assets and liabilities:
Accounts receivable	(10)	(32)
Prepaid expenses	(29)	(30)
Accounts payable	(861)	(23)
Accrued liabilities	(266)	(16)
Right of use asset and liability	1	5
Net cash used in operating activities	(5,378)	(726)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized prepaid software development and license	(185)	(1,340)
Net cash used in investing activities	(185)	(1,340)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loans payable - related parties	—	(34)
Payments on notes payable	(50)	—
Net Proceeds from offering	13,395	—
Repurchase of common stock	—	(10)
Proceeds from sale of repurchase options	—	2,406
Net cash provided by financing activities	13,345	2,362
Changes in cash and cash equivalents	7,782	296
Cash and cash equivalents, beginning of period	8	58
Cash and cash equivalents, end of period	$7,790	$354

Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions	$—	$5,491
Common stock issued for conversion of accounts payable	—	206
Forgiveness of debt through conversion of accounts payable	—	175
Common stock issued convertible notes, accrued interest and derivative liabilities	—	1,253
Issuance of stock for prepaid services	250	—
Issuance of stock for intangible assets	407	—

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AppTech Payments Corp. is a Fintech Company headquartered in Carlsbad, California. AppTech utilizes innovative payment processing and digital banking technologies to complement its core merchant services capabilities. The Company’s patented and proprietary software will provide progressive and adaptable products that are available through a suite of synergistic offerings directly to merchants, banking institutions, and business enterprises.

AppTech is developing an embedded, highly secure digital payments and banking platform that powers commerce experiences for clients and their customers. Based upon industry standards for payment and banking protocols, we will offer standalone products and fully integrated solutions that deliver innovative, unparalleled payments, banking, and financial services experiences. Our processing technologies can be taken off-the-shelf or tapped into via our RESTful APIs to build fully branded and customizable experiences while supporting tokenized, multi-channel, and multi-method transactions.

In 2013, AppTech merged with Transcendent One, Inc., whereby Transcendent One, Inc. and its management took controlling ownership of the Company. During this time, AppTech operated as a merchant services provider, continuing the business conducted by Transcendent One, Inc.

In 2017, the Company acquired assets from GlobalTel Media, Inc. The assets included patented, enterprise-grade software for advanced text messaging. In addition to the software, this acquisition included associated databases, four patents in text technology, and additional intellectual property for mobile payments.

In 2020, AppTech entered into a strategic partnership with Infinios (formerly “NEC Payments”), to extend its product offering to include flexible, scalable, and secure payment acceptance and issuer payment processing that supports the digitization of business and consumer financial services and the migration of cash and other legacy payment types to contactless card and real time payment transactions.

In 2021, the Company announced its intent to launch an innovative and patented mobile text payment solution in addition to a suite of digital banking and payment acceptance products designed in the Business-to-Business (“B2B”) and Business-to-Consumer (“B2C”) payment and software space.

On December 23, 2021, AppTech Payments Corp. (“AppTech” or the “Company”) re-domiciled to Delaware and changed its name from “AppTech Corp.” to “AppTech Payments Corp.” AppTech stock trades under the symbol “APCX” and its warrants trade under the symbol “APCXW.”

The Company successfully completed its capital raise and uplisting onto NASDAQ (herein referred to as its “Offering”) on January 7, 2022. As part of the Offering, the Company executed a 9.5 to 1 reverse split of its common stock. In addition, the Offering sold 3,614,458 units of our common stock (a unit consisting of one share of common stock and a warrant to purchase one share of common stock) at $4.15 per unit. In addition, 542,168 warrants were granted by EF Hutton and the Offering warrants of 3,614,458, all having a five-year expiration and an exercise price of $5.19. The Offering provided net proceeds of approximately $13.4 million. All shares and share prices within this 10-Q have been adjusted to reflect the stock split.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2022 and June 30, 2021. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying consolidated unaudited financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. The interim results for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future interim periods.

Basis of Consolidation

The consolidated financial statements include the accounts of AppTech Payments Corp., its wholly owned subsidiary of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.

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

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. The Company currently uses seven financial institutions to service their merchants for which represented 100% of accounts receivable as of June 30, 2022. The loss of one of these financial institutions would not have a significant impact on the Company’s operations as there are additional financial institutions available to the Company. For the six months ended June 30, 2022 and 2021, the one merchant (customer) represented approximately 8% and 40% of the total revenues, respectively. The loss of this customer would not have significant impact on the Company’s operations.

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

The following table presents liabilities that are measured and recognized at fair value as of June 30, 2022 and December 31, 2021 on recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$426	$426

	December 31, 2021
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$599	$599

See Note 6 for discussion of valuation and roll forward related to derivative liabilities.

Intangible Assets and Patents

Our intangible assets only consist of patents. We amortize the patents on a straight-line basis over 15 years, which approximates the way the economic benefits of the intangible asset will be consumed.

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the six months ended June 30, 2022 and 2021 were $4.9 million and $0, respectively.

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

The number of common stock equivalents not included in diluted income per share was 6,176,102 and 1,272,001 for the six months ended June 30, 2022 and 2021, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	June 30, 2022	June 30, 2021

Series A preferred stock	1,149	1,149
Convertible debt	174,060	186,325
Warrants	4,275,464	21,053
Options	1,061,132	706,053
Common stock	664,297	357,421
Total	6,176,102	1,272,001

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

NOTE 3 – PATENTS

Patents

On June 22, 2017, AppTech executed an Amendment to Asset Purchase Agreement with GlobalTel Media, Inc., the details of which were previously disclosed by AppTech. The referenced agreement acquired intellectual property assets including but not limited to USPTO 8,073,895 & 8,572,166 “System and Method for Delivering Web Content to a Mobile Device”, USPTO 8,315,184 “Computer to Mobile Two-Way Chat System and Method”, and USPTO 8,369,828 “Mobile-to-Mobile Payment System and Method”. AppTech intends to use these assets as an integral part of future business expansion and product development. As of June 30, 2022 and December 31, 2021, there were zero dollars in accounts payable related to the assumption of liabilities in connection with the patents.

In April 2022, the Company fully executed a Definitive Agreement to acquire HotHand Inc. (“HotHand”), a patent-holding company. HotHand did not have any operations, so the transaction was an asset acquisition of its portfolio of thirteen patents including USPTO 7,693,752; USPTO 8,554,632; USPTO 8,799,102; USPTO 9,436,956; USPTO 10,102,556; USPTO 10,127,592; USPTO 10,600,094; USPTO 10,621,639; USPTO 10,846,726; USPTO 10,846,727; USPTO 10,909,593; USPTO 11,107,140; USPTO 11,345,715. These patents are focused on the delivery, purchase, or request of any products or services within specific geolocation and time parameters, provided by a consumer’s cell phone anywhere in the United States. Additionally, HotHand’s family of patents includes a patent that protects advertising on a store’s mobile application when the cell phone is in the store and the ads shown are being triggered by geolocation tagging.

AppTech is currently integrating the HotHand Intellectual Property (“IP”) into an elite digital platform. In addition to offering an embedded, highly secure, and patent-backed product, AppTech will offer licensing agreements for its IP. The Company anticipates generating revenues from the HotHand IP near the end of the first quarter of 2023.

HotHand was acquired for 225,000 shares of common stock and was recorded as an intangible asset based on the fair market value of the common stock on the date of acquisition (April 18, 2022). The Company expects to amortize the asset over fifteen years. Further, the purchase agreement outlines revenue milestones that may trigger $500 thousand payables to HotHand’s former owners. As of August 4, 2022, the shares have not been issued.

See Note 8 for more information on capitalized prepaid software development and license.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2022 and December 31, 2021 consist of the following (in thousands):

	June 30, 2022	December 31, 2021

Accrued interest – third parties	$1,197	$1,420
Accrued payroll	316	294
Accrued residuals	35	98
Anti-dilution provision	72	1,290
Other	31	34
Total accrued liabilities	$1,651	$3,136

Accrued Interest

Notes payable and convertible notes payable incur interest at rates between 10% and 24%, per annum.

Accrued Residuals

The Company pays commissions to independent agents which refer merchant accounts. The amounts payable to these independent agents is based upon a percentage of the amounts processed on a monthly basis by these merchant accounts.

Anti-dilution provision

The agreement between the Company and Infinios, formerly NEC Payments B.S.C., has an anti-dilution provision. To remain in compliance, the Company accrued 73,848 shares of its common stock at $17.46 per share for a total value of $1.3 million as of December 31, 2021. Further, in connection with the capital raise discussed in Note 1, the Company issued an additional 378,109 shares of its common stock at $2.20 per share for a value of $832 thousand or a total value of $2.1 million. The 451,957 total shares were issued in May 2022.

Further, in connection with the shares to be issued as part of the HotHand acquisition, and to be in compliance with its anti-dilution provision with Infiinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares have not been issued to Infinios as of August 4, 2022.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funded operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of June 30, 2022. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

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

Convertible Notes Payable

In 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell to the investor a $300 thousand convertible note bearing interest at 12% per annum (the “Note”). The Note matures in 365 days from the date of issuance. Upon maturity of the convertible note, interest rate will be increased to 24%. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at nine dollars and fifty cents $9.50 for the one hundred and eighty (180) days immediately following the issue date and thereafter shall equal the lower of: 1) the lowest closing price of the common stock during the preceding twenty-five (25) trading day, ending on the last complete trading day prior to the issue date of the Note. 2) seventy-five (75) percent of the lowest trading price for the common stock during the twenty-five (25) consecutive trading days preceding the conversion date with a minimum trading volume of one thousand (1,000) shares.

In the event of a default of the Note, the Holder, in its sole discretion may elect to use a conversion price equal to the lower of: 1) the lowest trading price of the common stock on the trading day immediately preceding the issue date or 2) seventy-five (75) percent of either the lowest trading price or the closing bid price, whichever is lower during any trading day in which the event of default has not been cured.

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock exercisable at fourteen dollars and twenty-five cents $14.25 and expire in five (5) years. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 6 for valuation) resulting in full discount of the Note. The conversion feature and warrants have various reset provisions for which lower the exercise price and share and warrants issuable. As of June 30, 2022 and December 31, 2021, the convertible note payable balance was $280 thousand and $280 thousand, and has accrued interest of $85 thousand and $39 thousand, respectively.

As of June 30, 2022, the convertible note payable discount is $0.

See Note 6– Derivative Liabilities.

In 2015, the Company issued $50 thousand in convertible notes payable. The convertible notes payable are unsecured, were due in nine months, incur interest at 10% per annum and are convertible at $9.50 per share. The Company amended the convertible note on March 2, 2022 and an agreed offer of a $10 thousand discount on the principal and interest, resulting in a $72 thousand payment in full.

In 2014, the Company issued $400 thousand in convertible notes payable. The convertible notes payable are unsecured, due in periods ranging up to one year, incurring interest between 10% to 12% per annum and are convertible at prices ranging from $3.14 to $9.50 per share. In addition, the Company issued 42,105 shares of common stock in connection with the convertible notes payable. The Company had an obligation to repurchase the 42,105 shares of common stock at $9.50 per share within one year of the note issuance date. On March 30, 2022, the Company entered into three forbearance agreements which granted the holders 2,105 shares of our common stock in exchange for not enforcing the terms of the agreement for a period of twelve months. As of June 30, 2022 and December 31, 2021, the Company held the obligation to repurchase the shares for $400 thousand. As of June 30, 2022 and December 31, 2021, the accrued interest related to the convertible notes was $278 thousand and $268 thousand, respectively.

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with U.S. Small Business Administration for $68 thousand in proceeds. The notes payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. All payments of principal and interest are deferred for thirty months from the date of the note. As of June 30, 2022 and December 31, 2021 the balance of the note payable was $68 thousand and $68 thousand, and accrued interest was $5 thousand and $4 thousand, respectively.

Two significant shareholders funded the Company’s operations through notes payable in primarily 2009 and 2010. The notes payable incur interest at 10% per annum and were due on December 31, 2016. On May 2, 2021, the Company entered into a debt reduction and confirmation agreement with a significant shareholder. The parties agreed to reduce the outstanding accrued interest in the amount of $275 thousand. On September 29, 2021, the Company converted notes issued for $51 thousand of principal and accrued interest into 5,329 shares of the Company’s common stock. On September 29, 2021, the Company entered into a forbearance agreement which granted the holder 3,140 shares with a current fair market value of $35 thousand in exchange for not enforcing the terms of the agreement for a period of twelve months. On February 4, 2022 and June 29, 2022, the Company entered into an amended forbearance agreement. The parties agreed to reduce the outstanding accrued interest in the amount of $150 thousand along with a $100 thousand payment of accrued interest. As of June 30, 2022, and December 31, 2021, the aggregate balance of the notes payable was $597 thousand and accrued interest was $133 thousand and $383 thousand, respectively.

In Q3 of 2021, the Company converted notes issued for $503 thousand into 52,942 shares of the Company’s common stock. Also, the Company entered into a forbearance agreement which granted the holders 2,760 shares of the Company’s common stock with a current fair market value of $120 thousand in exchange for not enforcing the terms of the agreement for a period of twelve months.

NOTE 6–DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants were recorded as derivative liabilities on the issuance date and revalued at June 30, 2022 and December 31, 2021.

Based on the convertible notes described in Note 6, the derivative liability day one loss is $390 thousand and the change in fair value at June 30, 2022 and December 31, 2021 is $173 thousand and ($26 thousand), respectively. The fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the six months ended June 30, 2022 (in thousands).

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of December 31, 2021	$274	$325	$599
Change in fair value	(60)	(113)	(173)
Balance as of June 30, 2022	$214	$212	$426

As of June 30, 2022, the fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.59
Expected volatility	91.8%
Expected term (in years)	0.25
Risk-free interest rate	2.36%

As of June 30, 2022, the fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.59
Expected volatility	115.0%
Expected term (in years)	3.39
Risk-free interest rate	2.56%

NOTE 7–RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of June 30, 2022, including the total amount of related imputed interest (in thousands):

Years ended December 31:

2022	$43
2023	88
2024	90
2025	7
Operating Lease Total	228
Less: Imputed interest	(33)
Total	$195

The rent expense was $31 thousand and $31 thousand for the six months ended June 30, 2022 and 2021, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

Former Shareholders Lawsuit

In November 2017, two shareholders of AppTech, Laura Farris and Eric Ottens, filed a lawsuit against the Company in the State of California, claiming conversion, aiding and abetting conversion, breach of fiduciary duty, breach of contract, breach of implied covenant of good faith and fair dealing and declaratory relief. The lawsuit was removed to the United States District Court for the Southern District of California. On December 19, 2019, the Company entered into a settlement and release agreement with the plaintiffs. On January 24, 2021, the parties entered a stipulation modifying the repayment schedule of the settlement which altered the timing of payments over the three-year repayment period. The final payment was made in March 2022. The litigants are now paid in full and no further action is warranted by the Company.

Other Resolved Lawsuit

In July 2020, Flowpay Corporation, a Delaware corporation (“Flowpay”), and R. Wayne Steiger, the President of Flowpay, having a non-binding Memorandum of Understanding (“MOU”) filed a lawsuit against AppTech Payments Corp. (formally “AppTech Corp.”) in the County of San Diego, State of California. The claims included breach of contract, intentional misrepresentation, negligent misrepresentation, and unjust enrichment. Management believes the non-binding MOU terminated after no definite agreement was executed between the parties, and negotiations ceased December 20, 2016. On May 19, 2022, AppTech entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Flowpay and Mr. Steiger. Under the terms of the Settlement Agreement, Flowpay and Mr. Steiger dismissed with prejudice all claims against the Company, its Chief Executive Officer, a Director and a third party individual.

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

On October 18, 2021, the Company entered into an engagement letter with EF Hutton, division of Benchmark Investments, LLC. (“EF Hutton”) to act as lead underwriter, deal manager and investment banker for the Company’s proposed firm commitment follow-on public offering and uplisting. This engaged EF Hutton through the earlier of (i) October 2022 or (ii) the closing of a follow-on offering. The Company completed its offering on January 7, 2022. The Company sold 3,614,458 units of our common stock (a unit consisting of one share of common stock and a warrant to purchase one share of common stock) at $4.15 per unit. The offering provided net proceeds of approximately $13.4 million. See note 1 for information on the capital raise completed in January 2022.

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

As of June 30, 2022, the following fees were paid (in thousands):

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

On May 31st, 2022, the Company entered into a six months agreement with another investor relations firm. The firm received 100,000 shares of AppTech’s common stock valued at the closing price on May 31st, 2022, in return for providing marketing and investor relation services.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended June 30, 2022 and 2021, the Company issued 345,742 and 37,163, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $566 thousand and $491 thousand, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete or issued based upon the vesting schedule and the closing market price of the Company’s common stock on the date of the agreement. The amounts were expensed to general and administrative expenses on the accompanying statements of operations.

During the six months ended June 30, 2022 and 2021, the Company granted 105,414 and 36,842 shares of common stock to the board of directors valued at $152 thousand and $197 thousand, respectively. The shares vest quarterly over the period of approximately one year.

During the six months ended June 30, 2022, the Company issued 225,000 shares of common stock to HotHand according to the Merger Agreement.

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

During the six months ended June 30, 2022:

a)

options to purchase 363,685 shares of common stock at a weighted average price of $2.73 were granted as compensation to employees. The options vest in equal monthly installments ranging from instantly to 24 months.

The options were valued at $992 thousand using a Black-Scholes options pricing model.

b)

options to purchase 36,842 shares of common stock at a weighted average price of $12.04 were granted as compensation for various services including engineering, accounting, and sales. The options were valued at $444 thousand using a Black-Scholes options pricing model.

The fair value of the options for the six months ended June 30, 2022 is estimated using a Black-Scholes option pricing model with the following range of assumptions:

Market value of common stock on issuance date	$0.77 - $12.45
Exercise price	$1.24 - $12.04
Expected volatility	415% - 442%
Expected term (in years)	0.0 - 5.0
Risk-free interest rate	0.11%
Expected dividend yields	—

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years

Outstanding December 31, 2021	1,055,184	$6.62
Issued	400,527	$4.01
Exercised	—	$—
Cancelled	(394,579)	$2.56
Outstanding as of June 30, 2022	1,061,132	$7.15	2.17
Outstanding as of June 30, 2022, vested	781,767	$7.67	2.12

The remaining expense outstanding through June 30, 2022 is $3.5 million which is expected to be expensed over the next 27 months in general and administrative expense.

On December 7, 2021, the board authorized the Company’s Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. A total of 1,052,632 shares of common stock were authorized under the Equity Incentive Plan, for which as of June 30, 2022 a total of 349,297 are available for issuance.

The Company extended its stock repurchase agreement with the Chief Financial Officer. Terms of the updated agreement state that the Company has until October 21, 2022 to buyback 263,158 shares of its common stock for $500 thousand.

Warrants

In 2020, the Company entered into a security purchase agreement with an investor pursuant to which the Company agreed to sell the investor a $300 thousand convertible note bearing interest at 12% per annum. The Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock, with an exercise term of five (5) years, at a per share price of $14.25 which may be exercised by cashless exercise. The number of warrants adjusted in the period ending March 31, 2022 due to a reset event on January 7, 2022 changed the exercise price from $9.50 to $2.52 and increased the number of warrants from 31,578 to 119,095. The warrants were deemed a derivative liability and recorded as a debt discount at their date of issuance.

In total, the Company has 4,275,464 warrants outstanding. 3,614,458 were related to the Offering, 542,168 were granted on January 7 and the reset event added an additional 119,095. See Note 1 for information on warrants issued during the Offering and note 6 for additional information on the derivative liability.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

In July 2022, the Company entered into a consulting services agreement with an investor relations firm. The firm is to receive cash compensation, in return for providing marketing and investor relation services.

In July 2022, the Company amended its option agreements with all employees, consultants and board of directors. The board of directors are scheduled to meet in August 2022 to vote on the measure. If approved by the board of director’s, the shareholders would vote to ratify the amendment as part of the annual shareholder meeting tentatively scheduled to take place in April 2023.

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

Business Overview

The financial services industry is going through a period of intensive change driven by the advancement of technology and the rapid rise of contactless transactions due to societal changes, in part, as a response to COVID-19. End-users expect ease of use and an enhanced user experience in all their daily financial interactions. In this rapidly evolving digital marketplace, businesses have broad and frequently changing requirements to meet consumer expectations and operational efficiencies to maintain their competitive edge.

To survive and succeed in this environment, businesses need to adopt new technologies to engage, communicate and process payments and manage payouts with their customers from a supplier that widely supports innovation and adaptation as the industry evolves. We believe our technologies will greatly increase the adoption of omni-channel payments and digital banking solutions in sectors that must quickly adapt and migrate to new, secure digital Fintech technologies. By embracing advancements in the payment and banking industries, we are well-positioned to meet the growing needs of existing and prospective clients and intend for our current and future products to be at the forefront of solving these accelerated market needs.

AppTech’s platform is currently in the testing phase, with an expected general launch date occurring in the fourth quarter of 2022. The platform will be delivering a best-in-class financial technologies and capabilities through an ever-evolving modular cloud/edge-based platform. This platform houses a large array of financial products and services that can be taken off-the-shelf or consumed via modern APIs. Within its platform, AppTech offers three primary products: Payments-as-a-Service (“PaaS”), Banking-as-a-Service (“BaaS”), and Commerce-as-a-Service (“CXS”).

The platform will offer PaaS via integrated solutions for frictionless digital and mobile payment acceptance. These solutions will provide advanced payment processing solutions for credit cards, ACH, and gift/loyalty cards by catering to the needs of each merchant. PaaS will also solve for multi-use case, multi-channel, API-driven, account-based issuer processing for card, digital tokens, and payment transfer transactions.

AppTech is positioned to further fuel digital transformation through BaaS, layered with financial management tools that power Financial Institutions to give businesses, professionals, and individuals the ability to better manage their finances anywhere, anytime at a fraction of the cost of traditional banking and financial services. BaaS creates an ecosystem of immersive and scalable digital financial management services backed by Mastercard & Visa processing certifications.

The global financial services platform architecture is designed to be flexible and configurable to meet current and future market needs. CXS matches the Fintech layer with User Experience. Experiences are a combination of PaaS, BaaS and other complimentary technologies that offer seamless integration opportunities to achieve on-demand, immersive customer experiences that drive customer LTV, loyalty, and retention.

The platform also incorporates AppTech’s core, patented text payment and geofence triggered ecommerce and/or advertising via cell phone capabilities delivering experiences that focus on frictionless use cases and end-users desire for payment transaction simplicity, control, and comfort. The Company believes that these features will be particularly beneficial for unbanked and under-banked in developing or emerging markets where access to the internet on a mobile device and modern banking institutions may not be readily available. Particularly by extending merchants’ marketplace capabilities via new channels to request and receive frictionless, digital payments and engaging end-users by utilizing a familiar, convenient, and widely adopted technology.

AppTech’s world-class embedded digital Fintech platform delivers scalable solutions for automated and embedded customizable experiences. These Commerce Experiences drive enterprise business growth, value, and operational efficiencies while providing economic freedom for end users.

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

General and Administrative. General and administrative expenses include professional services, rent, utilities, and other operating costs.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2022 and 2021, respectively.

Revenue

Revenue was approximately $123 thousand for the three months ended June 30, 2022, compared to $151 thousand for the three months ended June 30, 2021, representing a decrease of 19%. The decrease was principally driven by an adjustment in our revenue related to a processor.

Revenue was approximately $227 thousand for the six months ended June 30, 2022, compared to $252 thousand for the six months ended June 30, 2021, representing a decrease of 10%. The decrease was principally driven by an adjustment in our revenue related to a processor.

Cost of Revenue

Cost of revenue was approximately $62 thousand for the three months ended June 30, 2022, compared to $36 thousand for the three months ended June 30, 2021, representing an increase of 72%, driven primarily by an increase in residual payouts from additional processing revenue.

Cost of revenue was approximately $113 thousand for the six months ended June 30, 2022, compared to $70 thousand for the six months ended June 30, 2021, representing an increase of 61%, driven primarily by an increase in residual payouts from additional processing revenue.

General and Administrative Expenses

General and administrative expenses were approximately $1.3 million for the three months ended June 30, 2022, compared to $3.6 million for the three months ended June 30, 2021, representing a decrease of 63%. The decrease was primarily driven by a decrease in stock based compensation and a one-time stock issuance for the purchase of a judgment.

General and administrative expenses were approximately $4.1 million for the six months ended June 30, 2022, compared to $5.3 million for the six months ended June 30, 2021, representing decrease of 23%. The decrease was primarily driven by an increase in payroll and bonuses, which was offset by a one-time stock issuance for the purchase of a judgment.

Research and Development Expenses

Research and development expenses were approximately $2.9 million for the three months ended June 30, 2022, compared to $— for the three months ended June 30, 2021. The increase was primarily due to the onboarding of engineers, developers, and the hardware and software needed to complete the platform. Only the salaries of the product development team were capitalized in January 2022.

Research and development expenses were approximately $4.9 million for the six months ended June 30, 2022, compared to $— for the six months ended June 30, 2021. The increase was primarily due to the onboarding of engineers, developers, and the hardware and software needed to complete the platform. Only the salaries of the product development team were capitalized in January 2022.

Excess Fair Value of Equity Issuance Over Assets Received

Excess fair value of equity issuance over assets received expenses was $72 thousand for the three months ended June 30, 2022, compared to $1.1 million for the three months ended June 30, 2021. In connection with the shares to be issued as part of the HotHand acquisition, and to be in compliance with its anti-dilution provision with Infiinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares have not been issued to Infinios as of June 30, 2022.

Excess fair value of equity issuance over assets received expenses was $904 thousand for the six months ended June 30, 2022, compared to $65.0 million for the six months ended June 30, 2021. The excess fair value over assets occurring in 2021 was a one-time event that was due to the timing of the share issuance to Infinios. The shares were issued on a day that the fair value of our common stock closed at $3.75 per share. Approximately 18 million shares were issued, so the difference between the value of the newly issued shares and the value of the services performed was expensed as excess fair value of equity issuance over assets received. See Note 4 for additional information related to the Anti-dilution provision.

Interest Expense, net

Interest expenses, net was approximately $41 thousand for the three months ended June 30, 2022, compared to $2.4 million for the three months ended June 30, 2021, representing a decrease of 98%. The decrease was primarily due to the Company finalizing all of its forbearance agreements with outstanding debt holders in 2021.

Interest expenses, net was approximately $96 thousand for the six months ended June 30, 2022, compared to $2.6 million for the Six months ended June 30, 2021, representing a decrease of 98%. The decrease was primarily due to the Company finalizing all of its forbearance agreements with outstanding debt holders in 2021.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was approximately $37 thousand for the three months ended June 30, 2022, compared to $453 thousand for the three months ended June 30, 2021. The decrease was primarily due to standard market volatility coupled with the resetting terms of the derivative.

Change in fair value of derivative liability was approximately $173 thousand for the six months ended June 30, 2022, compared to a derivative asset of $55 thousand for the six months ended June 30, 2021. The increase was primarily due to standard market volatility coupled with the resetting terms of the derivative.

Liquidity and Capital Resources

As noted earlier, the Company successfully completed its Offering on January 7, 2022. For further discussion, see Note 1.

As of June 30, 2022, we had cash and cash equivalents of approximately $7.8 million, working capital of approximately $4.0 million, and stockholders’ equity of approximately $11.2 million.

During the six months ended June 30, 2022, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash used in or provided by, operating, investing and financing activities were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021

Net cash used in operating activities	$(5,378)	$(726)
Net cash provided by (used in) investing activities	(185)	(1,340)
Net cash provided by financing activities	13,345	2,362

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2022 was approximately $5.4 million, which is comprised of (i) our net loss of $9.6 million, adjusted for non-cash expenses totaling $5.4 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) increased by changes in operating assets and liabilities of approximately $1.2 million.

Net cash used in operating activities during the six months ended June 30, 2021 was approximately $0.7 million, which is comprised of (i) our net loss of $72.6 million, adjusted for non-cash expenses totaling $72.0 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities using approximately $96 thousand.

Investing Activities

Net cash used by investing activities during the six months ended June 30, 2022 was approximately $185 thousand and was primarily due to the internal capitalized software costs.

Net cash used by investing activities during the six months ended June 30, 2021 was approximately $1.3 million and was primarily due to the purchase of capitalized software costs.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was approximately $13.3 million, which principally consists of net proceeds of $13.4 million through the issuance of common shares and warrants in our public offering.

Net cash provided by financing activities during the six months ended June 30, 2021 was approximately $2.4 million, which principally consists of net proceeds of $2.4 million through the sale of repurchase options.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of June 30, 2022, there have been no significant changes to our critical accounting estimates, except as described in Note 2 to our financial statements.

Software Development Costs

The Company capitalizes software development costs in developing internal use software when capitalizing requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Equity and options granted are capitalized as part of the software development costs.

Recent Accounting Pronouncements

As of June 30, 2022, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our financial statements.

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

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2020, Flowpay Corporation, a Delaware corporation (“Flowpay”), and R. Wayne Steiger, the President of Flowpay, having a non-binding Memorandum of Understanding (“MOU”) filed a lawsuit against AppTech Payments Corp. (formally “AppTech Corp.”) in the County of San Diego, State of California. The claims included breach of contract, intentional misrepresentation, negligent misrepresentation, and unjust enrichment. Management believes the non-binding MOU terminated after no definite agreement was executed between the parties, and negotiations ceased December 20, 2016. On May 19, 2022, AppTech entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Flowpay and Mr. Steiger. Under the terms of the Settlement Agreement, Flowpay and Mr. Steiger dismissed with prejudice all claims against the Company, its Chief Executive Officer, a Director and a third party individual.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2022

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 4, 2022

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2022

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 4, 2022

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Payments Corp.

Date: August 4, 2022	By:	/s/ Luke D’Angelo
Luke D’Angelo
Chief Executive Officer, Chairman and Director

Date: August 4, 2022	By:	/s/ Gary Wachs
Gary Wachs
Chief Financial Officer, Treasurer and Director