Form 10-Q
period 2022-09-30
AppTech Payments Corp.
filed 2022-11-10
CIK 1070050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “ accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated Filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

As of November 10, 2022, the registrant had 16,408,563 shares of common stock (par value $0.001 per share) issued and outstanding.

AppTech Payments Corp.

Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this Quarterly on Form 10-Q of AppTech Payments Corp. (we, our, AppTech or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

•	uncertainty associated with anticipated launch of our text payment platform and other potential advanced payment solutions we intend to launch in the future;
•	substantial investment and costs associated with new potential revenue streams and their corresponding contractual obligations;
•	dependence on third-party channel and referral partners, who comprise a portion of our sales force, for gaining new clients;
•	a slowdown or reduction in our sales due to a reduction in end-user demand, unanticipated competition, regulatory issues, or other unexpected circumstances
•	uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of the products we offer or intend to offer in the future;
•	our current dependence on third-party payment processors to facilitate our merchant services capabilities;
•	delay in or failure to obtain regulatory approval of our text payment system or any future products in additional countries;
•	uncertainty associated with our ability to achieve profitability through the HotHand patents;
•	the adverse effects of COVID-19 on processing volumes resulting from (a) limitations on in-person access to our merchants’ businesses or (b) the unwillingness of customers to visit our merchants’ businesses;

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

APPTECH PAYMENTS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS AS OF

SEPTEMBER 30, 2022 AND DECEMBER 31, 2021

(UNAUDITED)

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash	$5,878	$8
Accounts receivable	100	40
Prepaid expenses	370	95
Prepaid license fees - current	659	479
Total current assets	7,007	622

Prepaid offering cost	—	92
Prepaid license fees - long term	3,000	3,180
Intangible assets	407	—
Note receivable	26	26
Right of use asset	143	189
Security deposit	8	8
Capitalized software development and license	5,188	3,440
TOTAL ASSETS	$15,779	$7,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$383	$1,255
Accrued liabilities	1,727	3,136
Right of use liability	64	61
Stock repurchase liability	430	430
Convertible notes payable, net of $1 and $51 debt discount	680	679
Notes payable	1,122	438
Notes payable related parties	—	685
Derivative liabilities	418	599
Total current liabilities	4,824	7,283

Long-term liabilities
Right of use liability	115	163
Notes Payable, net of current portion	67	67
Total long-term liabilities	182	230

TOTAL LIABILITIES	5,006	7,513

Commitments and contingencies (Note 9)

Stockholders’ Equity
Series A preferred stock; $0.001 par value; 10,526 shares authorized; 14 shares issued and outstanding on September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 105,263,157 shares authorized; 16,633,563 and 11,944,600 and outstanding at September 30, 2022 and December 31, 2021, respectively	16	12
Additional paid-in capital	146,471	124,225
Accumulated deficit	(135,714)	(124,193)
Total stockholders’ equity	10,773	44
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,779	$7,557

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

(in thousands, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2022
	2022	2021	2022	2021

Revenues	$115	$92	$342	$259
Cost of revenues	54	42	167	112
Gross profit	61	50	175	147

Operating expenses:
General and administrative, including stock based compensation of $188 thousand and $31 thousand, and $1,130 thousand and $2,357 thousand for the three and nine months ended September 30, 2022 and 2021, respectively	1,365	1,360	5,466	6,733
Research and development, including stock based compensation of $1,262 thousand and $0, and $4,922 thousand and $0 for the three and nine months ended September 30, 2022 and 2021, respectively	1,513	—	5,539	—
Excess fair value of equity issuance over assets received	—	1,091	904	66,125
Total operating expenses	2,878	2,451	11,909	72,858

Loss from operations	(2,817)	(2,401)	(11,734)	(72,711)

Other income (expenses)
Interest expense	(41)	(478)	(137)	(3,038)
Change in fair value of derivative liability	8	135	181	80
Other income (expenses)	1	—	169	175
Total other income (expenses)	(32)	(343)	213	(2,783)

Loss before provision for income taxes	(2,849)	(2,744)	(11,521)	(75,494)

Provision for income taxes	—	—	—	—

Net loss	$(2,849)	$(2,744)	$(11,521)	$(75,494)

Basic and diluted net loss per common share	$(0.17)	(0.23)	$(0.72)	(6.75)
Weighted-average number of shares used basic and diluted per share amounts	16,596,333	11,779,684	16,106,528	11,184,315

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE, SIX, AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

(in thousands, except per share data)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balance December 31, 2020	14	$—	9,317,017	$9	$36,744	$(44,948)	$(8,195)
Net loss	—	—	—	—	—	(66,293)	(66,293)
Imputed interest	—	—	—	—	3	—	3
Stock based compensation	—	—	35,737	—	429	—	429
Issuance of options for capitalized prepaid software development and license	—	—	—	—	1,891	—	1,891
Common stock issued for purchase of judgment	—	—	21,053	—	1,000	—	1,000
Common stock issued for capitalized prepaid software development and license	—	—	1,895,949	2	67,541	—	67,543
Common stock cancelled	—	—	(15,789)	—	(10)	—	(10)
Net Proceeds from sale of repurchase option	—	—	—	—	1,973	—	1,973
Balance Balance March 31, 2021	14	—	11,253,967	11	109,571	(111,241)	(1,659)
Net loss	—	—	—	—	—	(6,458)	(6,458)
Imputed interest	—	—	—	—	3	—	3
Stock based compensation	—	—	23,137	—	2,988	—	2,988
Issuance of options for capitalized prepaid software development and license	—	—	—	—	1,091	—	1,091
Common stock issued for convertible notes payable, accrued interest, derivative liabilities, and accounts payable	—	—	500,726	1	3,945	—	3,946
Net Proceeds from sale of repurchase option	—	—	—	—	458	—	458
Balance June 30, 2021	14	$—	11,777,830	$12	$118,056	$(117,699)	$369
Net loss	—	—	—	—	—	(2,743)	(2,743)
Imputed interest	—	—	—	—	3		3
Stock based compensation	—	—	5,176	—	894		894
Issuance of options for capitalized prepaid software development and license					1,091		1,091
Common stock issued for forbearance	—	—	5,619	—	64		64
Common stock issued for services with warrant issuance	—	—	12,105	—	29		29
Common stock issued for convertible notes payable, accrued interest, derivative liabilities, and accounts payable	—	—	107,241	—	1,233		1,233
Balance September 30, 2021	14	—	11,907,971	12	121,370	(120,442)	940

Balance December 31, 2021	14	$—	11,944,600	$12	$124,225	$(124,193)	$44
Net loss	—	—	—	—	—	(5,070)	(5,070)
Common Stock Issued for Forbearance	—	—	2,104	—	3	—	3
Stock based compensation	—	—	310,223	—	2,732	—	2,732
Common stock cancelled	—	—	(126,315)	—	—	—	—
Net Proceeds from sale of Offering Shares	—	—	3,614,458	4	13,391	—	13,395
Balance March 31, 2022	14	—	15,745,070	16	140,351	(129,263)	11,104
Net loss	—	—	—	—	—	(3,602)	(3,602)
Common stock issued for Stock Based Compensation	—	—	140,681	—	2,120	—	2,120
Anti-Dilution Provision (Infinios)	—	—	451,957		2,123		2,123
Common stock issued for HotHand Patents	—	—	225,000	—	407	—	407
Balance June 30, 2022	14	$—	16,562,708	$16	$145,001	$(132,865)	$12,152
Net loss	—	—	—	—	—	(2,849)	$(2,849)
Common stock issued for Stock Based Compensation	—	—	28,750	—	1,449	—	$1,449
Exercise of Options	—	—	42,105	—	20	—	$20
Balance September 30, 2022	14	—	16,633,563	16	146,470	(135,714)	10,773

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

(in thousands, except per share data)

	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,521)	$(75,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	6,052	5,733
Common Stock Issued for Forbearance	3	—
Stock issued for purchase of judgment	—	1,000
Stock issued for excess fair value of equity over assets received	904	64,725
Stock issued for excess fair value of equity issuance	—	2,706
Imputed interest on notes payable	—	10
Amortization of debt discount	49	280
Gain on extinguishment of accounts payable	—	(175)
Change in fair value of derivative liabilities	(181)	(80)
Changes in operating assets and liabilities:
Accounts receivable	(58)	6
Prepaid expenses	66	(87)
Accounts payable	(872)	421
Accrued liabilities	(190)	128
Right of use asset and liability	1	7
Net cash used in operating activities	(5,747)	(820)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized prepaid software development and license	(1,748)	(1,568)
Payments on notes receivable	—	(8)
Net cash used in investing activities	(1,748)	(1,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for prepaid offering costs	—	(25)
Payments on loans payable - related parties	—	(34)
Payments on notes payable	(50)	—
Net Proceeds from offering	13,395	—
Repurchase of common stock	—	(10)
Proceeds received from exercise of stock options	20	—
Proceeds from sale of repurchase options	—	2,431
Net cash provided by financing activities	13,365	2,362
Changes in cash and cash equivalents	5,870	(34)
Cash and cash equivalents, beginning of period	8	57
Cash and cash equivalents, end of period	$5,878	$23
Supplemental disclosures of cash flow information:
Non-cash investing and financing transactions	$—	$5,491
Common stock issued for conversion of accounts payable	—	206
Forgiveness of debt through conversion of accounts payable	—	175
Common stock issued convertible notes, accrued interest and derivative liabilities	—	1,253
Issuance of stock for prepaid services	250	—
Issuance of stock for intangible assets	407	—
Issuance of stock for forbearance agreements recorded as a discount	$—	$64

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AppTech Payments Corp. ("AppTech" or the "Company), a Delaware corporation, is a Fintech Company headquartered in Carlsbad, California. AppTech utilizes innovative payment processing and digital banking technologies to complement its core merchant services capabilities. The Company’s patented and proprietary software will provide progressive and adaptable products that are available through a suite of synergistic offerings directly to merchants, banking institutions, and business enterprises.

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

In 2017, the Company acquired assets from GlobalTel Media, Inc. The assets included patented, enterprise-grade software for advanced text messaging. In addition to the software, four patents in text technology, and additional intellectual property for mobile payments.

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

On December 23, 2021, AppTech re-domiciled to Delaware and changed its name from “AppTech Corp.” to “AppTech Payments Corp.” AppTech stock trades under the symbol “APCX” and its warrants trade under the symbol “APCXW,” on the Nasdaq Capital Market ("NASDAQ").

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

In April 2022, the Company acquired HotHand Inc. (“HotHand”), a patent-holding company. These patents are focused on the delivery, purchase, or request of any products or services within specific geolocation and time parameters, provided by a consumer’s cell phone anywhere in the United States.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2022 and September 30, 2021. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying consolidated unaudited financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ended December 31, 2022 or for any future interim periods.

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

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. The Company currently uses seven financial institutions to service their merchants for which represented 100% of accounts receivable as of September 30, 2022. The loss of one of these financial institutions would not have a significant impact on the Company’s operations as there are additional financial institutions available to the Company. For the nine months ended September 30, 2021, one merchant (customer) represented approximately 40% of the total revenues. The loss of this customer would not have significant impact on the Company’s operations.

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

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally unobservable inputs and not corroborated by market data

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

The following table presents liabilities that are measured and recognized at fair value as of September 30, 2022 and December 31, 2021 on recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$418	$418

	December 31, 2021
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$599	$599

See Note 6 for discussion of valuation and roll forward related to derivative liabilities.

Intangible Assets and Patents

Our intangible assets only consist of patents. We amortize the patents on a straight-line basis over 15 years, which approximates the way the economic benefits of the intangible asset will be consumed.

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the nine months ended September 30, 2022 and 2021 approximately $5.5 million and $0, respectively.

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

The number of common stock equivalents not included in diluted income per share was 5,999,940 and 1,315,598 for the nine months ended September 30, 2022 and 2021, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	September 30, 2022	September 30, 2021

Series A preferred stock	1,149	1,149
Convertible debt	174,060	172,549
Warrants	4,275,464	21,053
Options	1,039,868	765,526
Restricted stock units	509,399	355,321
Total	5,999,940	1,315,598

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

NOTE 3 – INTANGIBLE ASSETS

Software Development Cost

The Company capitalizes certain costs related to the development of its elite digital banking platform. Costs incurred during the development phase are capitalized only when we believe it is probable the development will result in new or additional functionality. The types of costs capitalized during the development phase include employee compensation and consulting fees for third party developers working on these projects. Costs related to the preliminary project planning phase and post implementation phase are expensed as incurred. The elite digital banking platform is amortized on a straight line basis over the estimated useful life of the asset. The Company has capitalized approximately $5.2 million of software development costs as of September 30, 2022 and will amortize over five years beginning October 1, 2022. The Company capitalized $1.8 million during the nine months ended September 30, 2022 which included costs that were initially recorded as research and development expenses of $0.4 million and $0.5 million during the three month periods ended March 31, 2022 and June 30, 2022, respectively. The error was not material enough to require restatement and those periods will be revised prospectively.

Management evaluated the materiality of capitalizing and revising the research and development expenses in the first and second quarter 10-Qs from a qualitative and quantitative perspective in accordance with the requirements of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 99, Materiality (SAB 99) and determined the impact to the financial statements to be immaterial.

Patents

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

HotHand was acquired for 225,000 shares of common stock and was allocated to the patents as an intangible asset based on the fair market value of the common stock on the date of acquisition (April 18, 2022). The Company expects to amortize the asset over fifteen years. Further, the purchase agreement outlines revenue milestones that may trigger four payments of $500 thousand payables to HotHand's former owners.

See Note 8 for more information on capitalized prepaid software development and license.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2022 and December 31, 2021 consist of the following (in thousands):

	September 30, 2022	December 31, 2021

Accrued interest – third parties	$1,215	$1,420
Accrued payroll	386	294
Accrued residuals	33	98
Anti-dilution provision	72	1,290
Other	21	34
Total accrued liabilities	$1,727	$3,136

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

Further, in connection with the shares to be issued as part of the HotHand acquisition, and to be in compliance with its anti-dilution provision with Infiinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares have not been issued to Infinios as of November 10, 2022.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funded operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of September 30, 2022.

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

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock exercisable at $14.25 and expire in five (5) years. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 6 for valuation) resulting in full discount of the Note. The conversion feature and warrants have various reset provisions for which lower the exercise price and share and warrants issuable. As of September 30, 2022 and December 31, 2021, the convertible note payable balance was $280 thousand and $280 thousand, and has accrued interest of $102 thousand and $39 thousand, respectively.

As of September 30, 2022, the convertible note payable discount is $1 thousand.

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

In 2014, the Company issued $400 thousand in convertible notes payable. On March 30, 2022, the Company entered into forbearance agreements in exchange for not enforcing the terms of the original agreements. In November 2022, the parties agreed to extend the terms of the forbearance agreements for an additional six months. As of September 30, 2022 and December 31, 2021, the balance of the convertible notes was $400 thousand and $400 thousand, respectively. As of September 30, 2022 and December 31, 2021, the accrued interest related to the convertible notes was $278 thousand and $268 thousand, respectively.

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with U.S. Small Business Administration for $68 thousand in proceeds. The notes payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. All payments of principal and interest are deferred for thirty months from the date of the note. As of September 30, 2022 and December 31, 2021 the balance of the note payable was $67 thousand and $68 thousand, and accrued interest was $6 thousand and $4 thousand, respectively.

A significant shareholder funded the Company’s operations through notes payable primarily in 2009 and 2010. On May 2, 2021, the Company entered into a debt reduction and confirmation agreement with the significant shareholder that is no longer a related party. The Company entered into a forbearance agreement in exchange for not enforcing the terms of the agreement. In November 2022, the parties agreed to extend the terms of the forbearance agreement for an additional six months. As of September 30, 2022, and December 31, 2021, the balance of the notes payable was $597 thousand and $597 thousand respectively, and the the accrued interest related to the notes was $133 thousand and $383 thousand, respectively.

The Company entered into several notes payable with third parties. The Company entered into forbearance agreements in exchange for not enforcing the terms of the agreement. In November 2022, the parties agreed to extend the terms of the forbearance agreement for an additional six months. As of September 30, 2022 and December 31, 2021, the balance of the notes payable was $525 thousand and $525 thousand, respectively, and the accrued interest related to the notes payable was $606 thousand and $606 thousand, respectively.

NOTE 6–DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15, the fair values of the variable conversion option and warrants were recorded as derivative liabilities on the issuance date and revalued for the nine months ended September 30, 2022 and December 31, 2021.

Based on the convertible notes described in Note 5, the derivative liability day one loss is $390 thousand and the change in fair value for the nine months ended September 30, 2022 and December 31, 2021 is $181 thousand and $26 thousand, respectively. The fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the nine months ended September 30, 2022 (in thousands).

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of December 31, 2021	$274	$325	$599
Change in fair value	(45)	(136)	(181)
Balance as of September 30, 2022	$229	$189	$418

As of September 30, 2022, the fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.69
Expected volatility	79.3%
Expected term (in years)	0.25
Risk-free interest rate	3.65%

As of September 30, 2022, the fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$0.69
Expected volatility	93.9%
Expected term (in years)	3.13
Risk-free interest rate	3.72%

NOTE 7–RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of September 30, 2022, including the total amount of related imputed interest (in thousands):

Years ending December 31:

2022	$21
2023	88
2024	90
2025	7
Operating Lease Total	206
Less: Imputed interest	(27)
Total	$179

The rent expense was $64 thousand and $46 thousand for the nine months ended September 30, 2022 and 2021, respectively.

In September 2022, the Company opened a new office in Austin’s emerging tech hub to expand operations and foster growth. The one year lease is $11 thousand.

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

Other Resolved Lawsuit

In July 2020, Flowpay Corporation, a Delaware corporation ("Flowpay"), and R. Wayne Steiger, the President of Flowpay, having a non-binding Memorandum of Understanding (“MOU”) filed a lawsuit against AppTech Payments Corp. (formally “AppTech Corp.”) in the County of San Diego, State of California. The claims included breach of contract, intentional misrepresentation, negligent misrepresentation, and unjust enrichment. Management believes the non-binding MOU terminated after no definite agreement was executed between the parties, and negotiations ceased December 20, 2016. On May 19, 2022, AppTech entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Flowpay and Mr. Steiger. Under the terms of the Settlement Agreement, Flowpay and Mr. Steiger dismissed with prejudice all claims against the Company, its Chief Executive Officer, a Director and a third party individual.

Convertible Note and Warrant Lawsuit

On July 14, 2021, EMA Financial LLC, a Delaware limited liability company (“EMAF”), filed a complaint in the United States District Court for the Southern District of New York against the Company. In its complaint, EMAF alleged that AppTech breached the terms of a convertible note and a related warrant agreement purchased by EMAF pursuant to a securities purchase agreement between the parties.

On September 3, 2021, EMAF filed a motion for summary judgement arguing that it should be granted a total of $1.95 million in damages. AppTech filed a motion to dismiss EMAF’s complaint in its entirety. On September 13, 2022, the court denied AppTech’s motion to dismiss, and granted EMAF’s motion for summary judgement in part and denied in part. In particular, the court granted EMA’s motion for summary judgment for its claim of breach of contract but denied its request for damages of $1.95 million. On October 27, 2022, EMAF filed a briefing arguing that it should be granted either a total of $1.26 million or a total of $1.95 million in damages, plus its attorney fees and additional interest after October 27, 2022. AppTech and EMAF are scheduled to file supplemental briefings regarding the damages in November 2022. No final ruling has been made by the court. AppTech and its Counsel still believe EMAF’s claims are meritless. The Company intends to defend against this lawsuit vigorously and counter if necessary.

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

As of September 30, 2022, the following fees were paid (in thousands):

Engagement Fee (prepaid licensing cost)	$100
License subscription fee (prepaid licensing cost)	750
Annual maintenance subscription fee (prepaid licensing cost)	113
Implementation fee (capitalized software cost)	325
Infrastructure implementation fee (capitalized software cost)	65
Training fee (50% due at Funding Date)	50
Total	$1,403

The annual maintenance subscription fee of $113 thousand will be due annually beginning in the month of the platform launch. In addition, the infrastructure support fee of $72 thousand will be due annually with monthly payments beginning in February 2022 and ending in 2026.

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

Investor Relations

On January 2, 2022, the Company entered into an agreement with an investor relations firm (“IR Firm”) that compensated IR Firm $50 thousand and 100,000 shares upon the successful uplisting onto NASDAQ. In addition, on January 31, 2022, the Company entered into a consulting agreement with IR Firm. The Company agreed to a six-month commitment with IR Firm that pays $5 thousand per month, grants IR Firm a stock purchase agreement to buy 45,000 shares of the Company stock at $0.001 per share and grants a monthly budget of approximately $100 thousand (with monthly automatic renewals unless the agreement were canceled in writing). In return, IR Firm agrees to provide investor relations outreach, public relations, advisory and consulting services to AppTech. Payment for the two agreements was made in February 2022.

On May 31st, 2022, the Company entered into a six months agreement with another investor relations firm. The firm received 100,000 shares of AppTech's common stock valued at the closing price on May 31st, 2022, in return for providing marketing and investor relation services.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

During the nine months ended September 30, 2022 and 2021, the Company issued 345,742 and 488,053, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $566 thousand and $2.5 million, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete or issued based upon the vesting schedule and the closing market price of the Company’s common stock on the date of the agreement. The amounts were expensed to general and administrative expenses on the accompanying statements of operations.

During the nine months ended September 30, 2022 and 2021, the Company granted 133,912 and 36,842 shares of common stock to the board of directors valued at $194 thousand and $197 thousand, respectively. The shares vest quarterly over the period of approximately one year.

During the nine months ended September 30, 2022, the Company has reserved the 225,000 shares of common stock to HotHand.

See Note 8 – Significant Contracts for additional common stock issuance.

Stock Options

During the nine months ended September 30, 2022:

a)	options to purchase 363,685 shares of common stock at a weighted average price of $2.73 were granted as compensation to employees. The options vest in equal monthly installments ranging from instantly to 24 months. The options were valued at $992 thousand using a Black-Scholes options pricing model.
b)	options to purchase 63,157 shares of common stock at a weighted average price of $7.29 were granted as compensation for various services including engineering, accounting, and sales. The options were valued at $460 thousand using a Black-Scholes options pricing model.

The fair value of the options for the nine months ended September 30, 2022 is estimated using a Black-Scholes option pricing model with the following range of assumptions:

Market value of common stock on issuance date	$0.64 - $12.45
Exercise price	$0.64 - $12.04
Expected volatility	415% - 442%
Expected term (in years)	0.0 - 5.0
Risk-free interest rate	0.11%
Expected dividend yields	—

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years

Outstanding December 31, 2021	1,055,184	$ 6.62
Issued	426,842	$ 3.76
Exercised	(42,105)	$ 0.10
Cancelled	(400,053)	$ 2.52
Outstanding as of September 30, 2022	1,039,868	$ 7.29	2.01
Outstanding as of September 30, 2022, vested	858,682	$ 7.67	1.99

The remaining expense outstanding through September 30, 2022 is $2.1 million which is expected to be expensed over the next 2 years in general and administrative expense.

On December 7, 2021, the board authorized the Company’s Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. A total of 1,052,632 shares of common stock were authorized under the Equity Incentive Plan, for which as of September 30, 2022 a total of 294,232 are available for issuance.

The Company extended its stock repurchase agreement with the Chief Financial Officer. Terms of the updated agreement state that the Company has until January 31, 2023 to buyback 263,158 shares of its common stock for $500 thousand.

In July 2022, the Company amended its option agreements with all employees, consultants and board of directors. The shareholders will vote to ratify the amendment as part of the annual shareholder meeting tentatively scheduled to take place in April 2023.

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

For forbearance agreements disclosure, see Note 5.

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

Business Overview

The financial services industry is going through a period of intensive change driven by the advancement of technology and the rapid rise of contactless transactions due to societal changes, in part, as a response to COVID-19. End-users expect ease of use and an enhanced user experience in all of their daily financial interactions. In this rapidly evolving digital marketplace, businesses face broad and ever-changing requirements to meet consumer expectations and achieve the operational efficiencies necessary to maintain a competitive edge.

To survive and succeed in this environment, businesses must adopt new technologies in order to engage, communicate, process payments and manage payouts with their customers. They need a supplier who will widely support innovation and adaptation as the industry evolves. AppTech believes that its technologies will greatly increase the adoption of omni-channel payments and digital banking solutions in sectors that must adapt and migrate to new, secure digital Fintech technologies. By embracing advancements in the payment and banking industries, AppTech is well-positioned to meet the growing needs of existing and prospective clients and it intends for its current and future products to be at the forefront of solving these accelerated market needs.

AppTech’s all-new, innovative Fintech platform, “Commerse™” officially launched on October 24, 2022. The platform will deliver best-in-class financial technologies and capabilities through an ever-evolving modular cloud/edge-based architecture. The Commerse platform houses a large array of financial products and services that can be implemented off-the-shelf or customized via modern APIs. Within its Commerse platform, AppTech offers three primary products: Payments-as-a-Service (“PaaS”), Banking-as-a-Service (“BaaS”), and Commerce-as-a-Service (“CXS”).

Commerse provides PaaS via integrated solutions for frictionless digital and mobile payment acceptance. These solutions provide advanced payment processing solutions for credit cards, ACH, and gift/loyalty cards by catering to the unique needs of each merchant. PaaS will also solve for multi-use case, multi-channel, API-driven, account-based issuer processing for card, digital tokens, and payment transfer transactions.

AppTech is positioned to further accelerate digital transformation through BaaS, layered with financial management tools that empower financial institutions to provide businesses, professionals, and individuals with the ability to better manage their finances anywhere, anytime at a fraction of the cost of traditional banking and financial services. BaaS creates an ecosystem of immersive and scalable digital financial management services backed by Mastercard & Visa processing certifications.

Commerse has a flexible architecture to allow for rich, personalized payment and banking experiences. This first-to-market, cloud-based CXS platform packages together elements of AppTech’s intellectual property, BaaS, PaaS and other related technologies to create seamless interactions throughout the customer journey.

The platform also incorporates AppTech’s core, patented text payment and geofence triggered ecommerce and/or advertising via cell phone capabilities delivering experiences that focus on frictionless use cases and end-users’ desire for payment transaction simplicity, control, and comfort. AppTech believes that these features will be particularly beneficial to the unbanked and under-banked in developing or emerging markets—where access to the internet on a mobile device and modern banking institutions may not be readily available—specifically by extending merchants’ marketplace capabilities via new channels to request and receive frictionless, digital payments and engaging end-users by utilizing a familiar, convenient, and widely adopted technology.

AppTech’s innovative Commerse platform delivers scalable solutions for automated and embedded, customizable business and consumer commerce experiences. These experiences propel business growth, create value and drive operational efficiencies for businesses while providing economic convenience for end users.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and nine months ended September 30, 2022 and 2021, respectively.

Revenue

Revenue was approximately $115 thousand for the three months ended September 30, 2022, compared to $92 thousand for the three months ended September 30, 2021, representing an increase of 25%. The increase was principally driven by higher transaction volume and the boarding of additional merchant accounts.

Revenue was approximately $342 thousand for the nine months ended September 30, 2022, compared to $259 thousand for the nine months ended September 30, 2021, representing an increase of 32%. The increase was principally driven by higher transaction volume and the boarding of additional merchant accounts.

Cost of Revenue

Cost of revenue was approximately $54 thousand for the three months ended September 30, 2022, compared to $42 thousand for the three months ended September 30, 2021, representing an increase of 29%, driven primarily by an increase in residual payouts from additional processing revenue.

Cost of revenue was approximately $167 thousand for the nine months ended September 30, 2022, compared to $112 thousand for the nine months ended September 30, 2021, representing an increase of 49%, driven primarily by an increase in residual payouts from additional processing revenue.

General and Administrative Expenses

General and administrative expenses held consistent at approximately $1.4 million for the three months ended September 30, 2022, compared to $1.4 million for the three months ended September 30, 2021, representing no significant changes.

General and administrative expenses were approximately $5.5 million for the nine months ended September 30, 2022, compared to $6.7 million for the nine months ended September 30, 2021, representing a decrease of 18%. The decrease was primarily driven by a one time judgement purchase in fiscal year 2021 related to a settled lawsuit.

Research and Development Expenses

Research and development expenses were approximately $1.5 million for the three months ended September 30, 2022, compared to $0 million for the three months ended September 30, 2021. The increase was due to the amortization of stock based compensation.

Research and development expenses were approximately $5.5 million for the nine months ended September 30, 2022, compared to $0 million for the nine months ended September 30, 2021. The increase was primarily due to the amortization of stock based compensation.

Excess Fair Value of Equity Issuance Over Assets Received

Excess fair value of equity issuance over assets received expenses was $0 for the three months ended September 30, 2022, compared to $1.1 million for the three months ended September 30, 2021. In connection with the shares to be issued as part of the HotHand acquisition, and to be in compliance with its anti-dilution provision with Infiinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares have not been issued to Infinios as of September 30, 2022.

Excess fair value of equity issuance over assets received expenses was $904 thousand for the nine months ended September 30, 2022, compared to $66.1 million for the nine months ended September 30, 2021. The excess fair value over assets occurring in 2021 was a one-time event that was due to the timing of the share issuance to Infinios. The shares were issued on a day that the fair value of our common stock closed at $3.75 per share. Approximately 18 million shares were issued, so the difference between the value of the newly issued shares and the value of the services performed was expensed as excess fair value of equity issuance over assets received. See Note 4 for additional information related to the Anti-dilution provision.

Interest Expense, net

Interest expenses, net was approximately $41 thousand for the three months ended September 30, 2022, compared to $478 thousand for the three months ended September 30, 2021, representing a decrease of 95%. The decrease was primarily due to the Company's forbearance agreements with outstanding debt holders in 2021.

Interest expenses, net was approximately $137 thousand for the nine months ended September 30, 2022, compared to $3,038 thousand for the Nine months ended September 30, 2021, representing a decrease of 95%. The decrease was primarily due to the Company's forbearance agreements with outstanding debt holders in 2021.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was approximately $8 thousand for the three months ended September 30, 2022, compared to $135 thousand for the three months ended September 30, 2021. The decrease was primarily due to standard market volatility coupled with the resetting terms of the derivative.

Change in fair value of derivative liability was approximately $181 thousand for the nine months ended September 30, 2022, compared to a derivative asset of $80 thousand for the nine months ended September 30, 2021. The increase was primarily due to standard market volatility coupled with the resetting terms of the derivative.

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

As of September 30, 2022, we had cash and cash equivalents of approximately $5.9 million, working capital of approximately $2.2 million, and stockholders’ equity of approximately $10.8 million.

During the nine months ended September 30, 2022, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Net cash used in or provided by, operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021

Net cash used in operating activities	$(5,747)	$(820)
Net cash used in investing activities	(1,748)	(1,576)
Net cash provided by financing activities	13,365	2,362

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2022 was approximately $5.7 million, which is comprised of (i) our net loss of $11.5 million, adjusted for non-cash expenses totaling $6.8 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) increased by changes in operating assets and liabilities of approximately $1.1 million.

Net cash used in operating activities during the nine months ended September 30, 2021 was approximately $0.8 million, which is comprised of (i) our net loss of $75.5 million, adjusted for non-cash expenses totaling $74.2 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities using approximately $475 thousand.

Investing Activities

Net cash used by investing activities during the nine months ended September 30, 2022 was approximately $1.7 million and was primarily due to the internal capitalized software costs.

Net cash used by investing activities during the nine months ended September 30, 2021 was approximately $1.6 million and was primarily due to the internal capitalized software costs.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was approximately $13.4 million, which principally consists of net proceeds of $13.4 million through the issuance of common shares and warrants in our public offering.

Net cash provided by financing activities during the nine months ended September 30, 2021 was approximately $2.4 million, which principally consists of net proceeds of $2.4 million through the sale of repurchase options.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of September 30, 2022, there have been no significant changes to our critical accounting estimates, except as described in Note 2 to our financial statements.

Software Development Costs

The Company capitalizes software development costs in developing internal use software when capitalizing requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Equity and options granted are capitalized as part of the software development costs.

Recent Accounting Pronouncements

As of September 30, 2022, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our financial statements.

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

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2020, Flowpay Corporation, a Delaware corporation ("Flowpay"), and R. Wayne Steiger, the President of Flowpay, having a non-binding Memorandum of Understanding (“MOU”) filed a lawsuit against AppTech Payments Corp. (formally “AppTech Corp.”) in the County of San Diego, State of California. The claims included breach of contract, intentional misrepresentation, negligent misrepresentation, and unjust enrichment. Management believes the non-binding MOU terminated after no definite agreement was executed between the parties, and negotiations ceased December 20, 2016. On May 19, 2022, AppTech entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Flowpay and Mr. Steiger. Under the terms of the Settlement Agreement, Flowpay and Mr. Steiger dismissed with prejudice all claims against the Company, its Chief Executive Officer, a Director and a third party individual.

On July 14, 2021, EMA Financial LLC, a Delaware limited liability company (“EMAF”), filed a complaint in the United States District Court for the Southern District of New York against the Company. In its complaint, EMAF alleged that AppTech breached the terms of a convertible note and a related warrant agreement purchased by EMAF pursuant to a securities purchase agreement between the parties. EMAF sought specific performance, payment of damages to be determined but not in excess of $2.75 million, reimbursement of costs and expenses, including reasonable legal fees, and non-interference.

On September 3, 2021, EMAF filed a motion for summary judgement arguing that it should be granted a total of $1.95 million in damages. AppTech filed a motion to dismiss EMAF’s complaint in its entirety. On September 13, 2022, the court denied AppTech’s motion to dismiss, and granted EMAF’s motion for summary judgement in part and denied in part. In particular, the court granted EMA’s motion for summary judgment for its claim of breach of contract but denied its request for damages of $1.95 million. AppTech and EMAF are scheduled to file supplemental briefings regarding the damages in November 2022. No final ruling has been made by the court. AppTech believes EMAF’s claims are meritless, intends to defend against this lawsuit vigorously and counter if necessary.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2022

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated November 3, 2022

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2022

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated November 3, 2022

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104.0	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Payments Corp.

Date: November 10, 2022	By:	/s/ Luke D’Angelo
Luke D’Angelo
Chief Executive Officer, Chairman and Director

Date: November 10, 2022	By:	/s/ Gary Wachs
Gary Wachs
Chief Financial Officer, Treasurer and Director