Form 10-K
period 2022-12-31
AppTech Payments Corp.
filed 2023-03-20
CIK 1070050

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Luke D’Angelo

 Chief Executive Officer

5876 Owens Avenue

Suite 100

Carlsbad, California 92008

(760) 707-5959

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0095 par value per share	APCX	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $5.19	APCXW	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $8,270,261, based on the closing price of the registrant’s common stock, on June 30, 2022, as reported by the Nasdaq Capital Market. For the purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2023, the registrant had 18,438,947 shares of common stock issued and outstanding.

AppTech Payments Corp.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this prospectus identify important factors which you should consider in evaluating our forward-looking statements. These risks include, but are not limited to, the following:

●	uncertainty associated with anticipated launch of our text payment platform and other potential advanced payment solutions we intend to launch in the future;

●	substantial investment and costs associated with new potential revenue streams and their corresponding contractual obligations;

●	dependence on third-party channel and referral partners, who comprise a significant portion of our sales force, for gaining new clients;

●	a slowdown or reduction in our sales in due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

●	uncertainty regarding adverse macroeconomic conditions, including inflation, a recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, consumer confidence and spending, and high unemployment;

●	dependence on third-party payment processors to facilitate our merchant services capabilities;

●	delay in or failure to obtain regulatory approval of our text payment system or any future products in additional countries;

●	current and future laws and regulations; and

●	general economic uncertainty associated with the COVID-19 pandemic, its unpredictable duration, in regions where we have customers, employees and distributors and the possibility that the economic impact will lead to changes in how consumers make purchases that we are unable to monetize.

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

We encourage you to read the discussion and analysis of our financial condition and our consolidated financial statements contained both in our Form S-1 that was filed with the Securities and Exchange Commission on January 3, 2022 and in this Annual Report on Form 10-K. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K, the words “AppTech Payments,” “we,” “us,” the “registrant” or the “Company” refer to AppTech Payments Corp.

Item 1. Business

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

AppTech’s all-new, innovative Fintech platform, “Commerse™” officially launched in October 2022. The platform delivers best-in-class financial technologies and capabilities through an ever-evolving modular cloud/edge-based architecture. The Commerse platform houses a large array of financial products and services that can be implemented off-the-shelf or customized via modern APIs. Within its Commerse platform, AppTech offers three primary products: Payments-as-a-Service (“PaaS”), Banking-as-a-Service (“BaaS”), and Commerce-as-a-Service (“CXS”).

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

AppTech’s innovative Commerse platform delivers scalable solutions for automated and embedded, customizable business and consumer experiences. These experiences propel business growth, create value and drive operational efficiencies for businesses while providing economic convenience for end users.

Corporate Information

AppTech Corp. reincorporated in Delaware on December 23, 2021 and changed its name to AppTech Payments Corp. The Company’s principal executive offices are located at 5876 Owens Avenue, Suite 100, Carlsbad, California 92008. Its phone number is (760) 707-5959. Its website address is www.apptechcorp.com. AppTech does not incorporate the information on or accessible through our website into this prospectus. AppTech has included our website address in this prospectus solely as an inactive textual reference.

Industry Background

The financial technology and payment processing industries are an integral part of today’s worldwide financial structure. The electronic payments industry is massive, with growth fueled by powerful long-term trends that continue to increase the acceptance and use of electronic payments compared to paper-based payments. According to The Nilson Report, purchase volume on credit, debit and prepaid cards in the United States is estimated to reach nearly $10.4 trillion by 2027, a compound annual growth rate, or CAGR, of 6.1%.[1]

According to American Banker, the banking and financial services incumbents are failing to compete on customer experience, which is a weakness Fintechs are very successfully exploiting.[2] In fact, based on a 2019 PricewaterhouseCoopers Global Fintech Report, industry executives believe that 25% or more of their business could be at risk of being lost to standalone Fintechs within five years.[3] Furthermore, according to Allied Market Research, the global digital banking platform market size is projected to reach $10.87 billion by 2027, growing at a CAGR of 13.6% from 2020 to 2027.[4] All of this research and expert opinion provides a clear picture of the opportunities ahead for Fintechs that can provide innovative commerce solutions and experiences that resonate with clients, their customers and the market as a whole.

According to a Walker report, customer experience will overtake price and product features as the key brand differentiator this year. Moreover, according to research from PricewaterhouseCoopers, an immersive and engaging customer experience drives more customer spending.[5] In fact, 86% of buyers are willing to pay more when immersed in a great customer experience – Experience outweighs cost.

The payment processing industry continues to evolve rapidly based on the application of new technology and changing customer needs. Changes in technology have allowed for new payment methods, such as mobile and contactless payments, which is driving demand for new innovative solutions to meet consumer expectations. This results in businesses increasingly being required to deliver new, convenient methods of interacting with their customers to ensure loyalty and repeat business. As consumers continue to integrate mobile devices into their lives, there will be increased demand to conduct business on these devices. According to Global Industry Analysts, the global mobile payment market was valued at $1,449.56 billion in 2020 and is expected to reach over $5,399.6 billion in 2026 with growth at a CAGR of 24.5% over the forecast period (2021 – 2026).[6]

GSMA Intelligence reported in 2019 that globally, there are more than 9.2 billion mobile connections and 5.1 billion mobile subscribers with text messaging capabilities.[7] Statista asserted that just over 3.9 billion of these devices have access to mobile internet.[8]

[1] Nilson Report – Payment Cards in the U.S. Projected, October 2020.

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

Digital transformation is complex for most companies sighting such concerns around shifting company culture, legacy systems, rigidity of platforms and processes, inefficiencies in skill sets and knowledge. Additionally, even when these companies see the value in digital transformation, often these companies face an inability to properly shift resources to new technology while maintaining customers on existing platforms. Non-discretionary spend required to “keep the lights on” outweighs leadership’s ability to invest in future technology, which results in vulnerabilities and competitive threats.

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

While our core foundational platform will continue to adapt and grow based on new innovations, we are launching into the market an extremely robust and innovative set of secure digital banking and payments features and functionality. This will allow us to quickly deliver the future of digital finance to meet the demands of the markets we intend to serve without the deployment burdens encumbering the market today.

Additionally, the patent protection for some of our products is uncommon within the Fintech industry. This protection prevents competitors from replicating our products to carve away at our anticipated market share. Therefore, backing our text payment and lead generation products with patents strengthens the viability of such products by limiting direct competition and strengthening strategic partnerships. It is expected that we will also expand our patent portfolio through new innovations and acquisitions.

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

While leveraging new technology is vital to our growth plan, it is equally important that the technology is relevant and seamlessly fits into and benefits our end-user’s daily lives. Consumers are sometimes reluctant to alter their typical routines, especially when it relates to financial services. The anticipated launch of our text payment system and broader digital banking and payments solutions will meet both needs. We will offer financial technologies that do not rely on legacy rails, thus increasing the opportunity to improve the end-user’s digital experiences. Once properly developed and rolled out, we anticipate rapid adoption.

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

Our processing partners include Total Systems Services (“TSYS”)/Global Payments., JetPay an NCR Payment Solutions Company, Harbortouch Payments a Shift4 Company, Cynergy Data/Priority Payments Systems Group, FIS, Nuvei, and Cardconnect/Fiserv Inc., with each providing products and services that meet each of our merchants’ needs. Currently, our partners manage our backend payment processing needs in addition to managing risk and compliance on our behalf. Through the implementation of our proprietary payment processing protocols as we grow our customer base and technology, we expect to manage the risk and compliance ourselves, which will increase our margins on each transaction processed.

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

In many cases, our products and services are both available off-the-shelf or through embedded commerce experiences. For example, our patented text payment capabilities can be licensed off-the-shelf, so our clients can take advantage of quick market entry while doing this without any lifting or technical requirements. Alternatively, text payment capabilities and feature sets are available via our open APIs so businesses can embed and customize the experience, i.e. alter the onboarding experience and subscription triggers.

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

Our white-label, digital banking technology platform with payment capabilities will equip financial institutions (Fis), technology providers and brands with a digital “bank-in-a-box” – also referred to as our Banking-as-a-Service (BaaS) product. Furthermore, our Platform will enable multi-channel, multi-currency, pure digital financial services products unlike many other providers in the world. It incorporates a “plug-and-play” capability to facilitate deep integration with payment gateways, POS merchant services, alternative payment mechanisms, open-banking, ERP (“Enterprise Resource Planning”), CRM and web and mobile user interfaces to form an end-to-end, embedded, payment acceptance and digital banking solution that drives innovative and disruptive digital distribution products. Anticipated products include:

●	Neo-Banking for consumers and SMEs;

●	Embedded B2B and consumer virtual payments (VCNs);

●	Multi-currency money management and P2P money transfer;

●	Payroll, expenses, management and B2C and G2C disbursements;

●	Treasury management;

●	Gift, incentive and reward programs for retail, wholesale and employee benefits;

●	Any other product that requires a prepaid or credit balance to be held and transacted upon.

Other attributes to our Platform will include:

●	Patented Technology including a Text-to-Pay patent that enables B2B, B2C and P2P payments via SMS, mobile push, email and other forms of embedded links. Combined with four mobile-to-computer messaging and lead generation patents, we can enable financial institutions, technology companies and businesses to unlock innovative customer experiences.

●	Personalization and User Experience are also at the core of our Platform. Through marketing automation capabilities, our Platform will provide an industry first online-to-offline customer attribution capability. Licensees of our Platform will be able to link their customer’s online behavior to their buying preferences in real-time in order to personalize the selling and buying experience, streamline checkout and improve conversion rates.

●	Automation is delivered through our APIs to unlock automated financial transactions and customer experiences. For example, our Platform can be simply configured to create many types of automated customer benefits and incentives including instant cashback or added-value promotions. Further, our Platform will be easily leverageable to create similar money saving experiences like round ups, i.e., rounding to the nearest dollar and depositing the difference between the purchase price and round-up into a digital bank account.

●	Integration and Embedded Payments are central functions of our Platform. As such, we offer developers and enterprises an open platform with flexible rest APIs to build new payment and financial transaction features in SaaS and cloud apps, or create compelling new digital financial services user experiences from scratch.

Our Platform continues to be developed including integration, testing and proper technical certifications before market readiness and client delivery. Management began beta testing the platform at the end of the fourth quarter of 2022. We expect that our Platform will continue to evolve as discussed to continually provide ongoing improvements, new features and functions and improved opportunities to deliver best in class experiences to the markets we serve.

Employees

As of the date of this annual report, we have twenty-three full-time employees. In addition to our employees, we utilize various consultants and contractors for other services on an as-needed basis.

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

Item 3. Legal Proceedings

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

On September 3, 2021, EMAF filed a motion for summary judgment. AppTech filed a motion to dismiss EMAF’s complaint in its entirety. On September 13, 2022, the court denied AppTech’s motion to dismiss, and granted EMAF’s motion for summary judgment in part and denied in part. In particular, the court granted EMA’s motion for summary judgment for its claim of breach of contract but denied its request for damages.

On December 8, 2022, the United States District Court for the Southern District of New York entered an order denying AppTech’s motion to dismiss and granted EMA’s motion for summary judgment and awarded damages to EMA for $1.2 million. On December 15, 2022, AppTech appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2023, the Company secured a cash backed bond for $1.3 million for the appeal.

On November 30, 2022, AppTech filed a complaint against NCR Payment Solutions, LLC in the United States District Court for the Southern District of California alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Specific Performance and Accounting. The case is currently stayed in the Southern District of California as the parties take jurisdictional discovery. NCR has filed a motion to dismiss, motion to transfer venue and motion to compel arbitration.

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

Stockholder Data

As of March 20, 2023, 18,438,947 shares of our common stock were outstanding and held of record by 4,512 stockholders, and 14 shares of preferred stock were outstanding.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception.

Equity Compensation Plan

For information regarding securities authorized under the equity compensation plan, see Item 12.

Recent Sales of Unregistered Securities

None.

Item 6. RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included elsewhere in this registration statement. Certain statements contained in this registration statement, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of our company and the products and services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also forward-looking statements which involve risks, uncertainties, and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, our actual results may differ materially from the results discussed in the forward-looking statements.

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

To survive and succeed in this environment, businesses must adopt new technologies in order to engage, communicate, process payments, and manage payouts with their customers. They need a supplier who will widely support innovation and adaptation as the industry evolves. AppTech believes that its technologies will greatly increase the adoption of omni-channel payments and digital banking solutions in sectors that must adapt and migrate to new, secure digital Fintech technologies. By embracing advancements in the payment and banking industries, AppTech is well-positioned to meet the growing needs of existing and prospective clients and it intends for its current and future products to be at the forefront of solving these accelerated market needs.

AppTech’s all-new, innovative Fintech platform, “Commerse™” officially launched in October 2022. The platform will deliver best-in-class financial technologies and capabilities through an ever-evolving modular cloud/edge-based architecture. The Commerse platform houses a large array of financial products and services that can be implemented off-the-shelf or customized via modern APIs. Within its Commerse platform, AppTech offers three primary products: Payments-as-a-Service (“PaaS”), Banking-as-a-Service(“BaaS”), and Commerce-as-a-Service (“CXS”).

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

Commerse has a flexible architecture to allow for rich, personalized payment and banking experiences. This first-to-market, cloud-based CXS platform packages together elements of AppTech’s intellectual property, BaaS, PaaS, and other related technologies to create seamless interactions throughout the customer journey.

The platform also incorporates AppTech’s core, patented text payment and geolocation-triggered ecommerce and/or advertising via cell phone capabilities delivering experiences that focus on frictionless use cases and end-users desire for payment transaction simplicity, control, and comfort. AppTech believes that these features will be particularly beneficial to the unbanked and under-banked in developing or emerging markets—where access to the internet on a mobile device and modern banking institutions may not be readily available—specifically by extending merchants’ marketplace capabilities via new channels to request and receive frictionless, digital payments and engaging end-users by utilizing a familiar, convenient, and widely adopted technology.

AppTech’s innovative Commerse platform delivers scalable solutions for automated and embedded, customizable business and consumer commerce experiences. These experiences propel business growth, create value and drive operational efficiencies for businesses while providing economic convenience for end users.

AppTech was reincorporated in Delaware on December 23, 2021. During this time, the business name was changed to AppTech Payments Corp. AppTech’s executive offices are located at 5876 Owens Avenue, Suite 100, Carlsbad, California 92008. The Company’s phone number is (760) 707-5959. The Company’s website address is www.apptechcorp.com. AppTech does not incorporate the information on or accessible through our website into this prospectus. The Company has included our website address in this prospectus solely as an inactive textual reference.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

Revenues

Revenues. Revenue is derived by providing financial processing services to businesses.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for years ended December 31, 2022 and 2021, respectively. We have derived this data from our annual consolidated financial statements included elsewhere in this registration statement.

Year Ended December 31, 2022

 Compared to Year Ended December 31, 2021

(in thousands, except per share data)

The following table presents our historical results of operations for the periods indicated:

	Year ended December 31		Change
(in thousands)	2022	2021	Amount	%

Revenue	$450	$354	$96	27%
Cost of revenue	220	150	70	47%
Gross profit	230	204	26	13%

Operating expenses
General and administrative	7,966	8,399	(433)	(5)%
Excess fair value of equity issuance over assets received	904	68,956	(68,052)	(99)%
Research and development	7,557	169	7,388	4372%
Total operating expenses	16,427	77,524	(73,726)	(79)%

Loss from operations	(16,197)	(77,320)	61,123	(79)%

Other income (expenses)
Interest expense, net	(417)	(3,111)	2,694	(87)%
Change in fair value of Derivative Liability	166	(26)	192	(738%)
Other income (expenses)	204	1,211	(1,007)	(83)%
Total other expenses	(47)	(1,926)	$1,879	(98)%

Loss before income taxes	(16,244)	(79,246)	$63,002	(80)%

Provision for income taxes	—	—	—	—

Net loss	$(16,244)	$(79,246)	$63,002	(80)%

Revenue

Revenue was approximately $450 thousand for the year ended December 31, 2022, compared to $354 thousand for the year ended December 31, 2021, representing an increase of 27%. The increase was principally driven by higher transaction volume and the boarding of additional merchant accounts.

Cost of Revenue

Cost of revenue was approximately $220 thousand for the year ended December 31, 2022, compared to $150 thousand for the year ended December 31, 2021, representing an increase of 47%. The increase was principally driven by higher transaction volume and the boarding of additional merchant accounts.

General and Administrative Expenses

General and administrative expenses was approximately $8.0 million for the year ended December 31, 2022, compared to $8.4 million or the year ended December 31, 2021, representing a decrease of 5%. The decrease was primarily driven by a one time judgment purchase in fiscal year 2021 related to a settled lawsuit.

Excess fair value of equity issuance over assets received

Excess fair value of equity issuance over assets received expenses was approximately $904 thousand for the year ended December 31, 2022. In connection with the shares to be issued as part of the HotHand acquisition, and to be in compliance with its anti-dilution provision with Infiinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares have not been issued to Infinios as of December 31, 2022.

Excess fair value of equity issuance over assets received expenses was approximately $69.0 million for the year ended December 31, 2021. The excess fair value over assets occurring in 2021 was a one-time event that was due to the timing of the share issuance to Infinios. The shares were issued on a day that the fair value of our common stock closed at $3.75 per share. Approximately 18 million shares were issued, so the difference between the value of the newly issued shares and the value of the services performed was expensed as excess fair value of equity issuance over assets received. See Note 4 for additional information related to the Anti-dilution provision.

Research and Development Expenses

Research and development expenses was approximately $7.6 million for the year ended December 31, 2022, compared to $169 thousand for the year ended December 31, 2021, representing an increase of 4372%. The increase was primarily due to the amortization of stock based compensation and additional development performed related to the platform.

Interest Expense, net

Interest expense, net was approximately $0.4 million for the year ended December 31, 2022, compared to $3.1 million for the year ended December 31, 2021, representing a decrease of 87%. The decrease was primarily due to the Company’s forbearance agreements with outstanding debt holders in 2021.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was approximately $166 thousand for the year ended December 31, 2022, compared to ($26 thousand) for the year ended December 31, 2021, representing an increase of 738%. The increase was primarily due to standard market volatility coupled with the resetting terms of the derivative.

Other income (expenses)

Other income was approximately $0.2 million for the year ended December 31, 2022, compared to approximately $1.2 million for the year ended December 31, 2021. The decrease was primarily driven by the Company previously writing off payables totaling $946 thousand and debt forgiveness of $175 thousand.

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

As of December 31, 2022, we had cash and cash equivalents of approximately $3.5 million, working capital of negative $504 thousand, and stockholders’ equity of approximately $7.4 million.

During the year ended December 31, 2022, we met our immediate cash requirements through existing cash balances. Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Subsequent to year end, the Company announced the closing of its previously announced $5.0 million registered direct offering (the “Registered Direct Offering”) with a single institutional investor to sell 1,666,667 shares of its common stock (the “Shares”) and warrants to purchase up to 1,666,667 shares (the “Warrants”) in a concurrent private placement (the “Private Placement”). The combined purchase price for one Share and one Warrant was $3.00. Each of the Warrants will have an exercise price of $4.64 per share of common stock and are exercisable on and after August 1, 2023. The Warrants will expire five years from the date on which they become exercisable. The aggregate gross proceeds from the Registered Direct Offering and the concurrent Private Placement were approximately $5.0 million before deducting placement agent fees and other estimated offering expenses. The Company used a portion of the proceeds to fulfill its obligations and paid all of its Loan Forbearance Agreements related to the notes payable in full. See note 5 for the agreements that have been paid off.

Management’s Plan

The Company continues to have yearly losses from its limited revenues from operations. Management believes the present cash flows will not enable it to meet its commitments for twelve months from the date of filing. The Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission that would allow the Company to raise additional capital in an amount up to $75 million.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods (in thousands).

Year Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021

Net cash used in operating activities	$(8,199)	$(1,825)
Net cash provided by (used in) investing activities	$(1,791)	$(1,185)
Net cash provided by financing activities	$13,444	$2,961

Cash Flow from Operating Activities

Net cash used in operating activities during the year ended December 31, 2022, was approximately $8.2 million, which is comprised of (i) our net loss of $16.3 million, adjusted for non-cash expenses totaling $8.8 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) is decreased by changes in operating assets and liabilities of approximately $0.7 million.

Net cash used in operating activities during the year ended December 31, 2021 was approximately $1.8 million, which is comprised of (i) our net loss of $79.2 million, adjusted for non-cash expenses totaling $77.2 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities using approximately $603 thousand.

Cash Flow from Investing Activities

Net cash used by investing activities during the year ended December 31, 2022 was approximately $1.8 million and was primarily due to the internal capitalized software costs.

Net cash used by investing activities during the year ended December 31, 2021 was approximately $1.2 million and was primarily due to the internal capitalized software costs.

Cash Flow from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 was approximately $13.4 million, which principally consists of net proceeds of $15.0 million through the issuance of common shares and warrants in our public offering.

Net cash provided by financing activities during the year ended December 31, 2021 was approximately $3.0 million, which principally consists of net proceeds of $3.1 million through the sale of repurchase options.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates including those related to revenue recognition, goodwill and intangible assets, derivative financial instruments, and equity-based compensation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of December 31, 2022, there have been no significant changes to our critical accounting estimates nor to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

Software Development Costs

The Company capitalizes software development costs in developing software when capitalizing requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Equity and options granted are capitalized as part of the software development costs.

Smaller Reporting Company

As a smaller reporting company, as defined in Item(f)(1) of Regulation S-K, we may choose to prepare our disclosures relying on scaled disclosure requirements for smaller reporting companies in Regulation S-K and in Article 8 of Regulation S-X.

The scaled disclosure requirements for smaller reporting companies permit us (i) to include less extensive narrative disclosure than required of other reporting companies, particularly in the description of executive compensation and (ii) to provide audited consolidated financial statements for two fiscal years, in contrast to other reporting companies, which must provide audited consolidated financial statements for three years.

We may lose our status as a smaller reporting company on the last day of the fiscal year in which (i) our public float exceeds $250 million or (ii) if we have more than $100 million in annual revenues and (a) have no public float or (b) have a public float or more than $700 million.

Recent Accounting Pronouncements

As of December 31, 2022, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

During the year ended December 31, 2022, 162,914 shares of common stock were issued to the board of directors. The shares were earned over the term of the directors with rendered valued at $236 thousand.

During the year ended December 31, 2022, 162,914 shares of common stock were issued to the board of directors. The shares were earned over the term of the directors with rendered valued at $236 thousand.

During the year ended December 31, 2021, 69,531 of common stock were issued to several consultants and employees in connection with business development, and professional and employment services with rendered valued at $810 thousand.

During the year ended December 31, 2021, 21,491 shares of common stock were issued to the board of directors. The shares were earned over the term of the directors with rendered valued at $115 thousand.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and related financial statement schedules required to be filed are indexed on page 25 and are incorporated herein.

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022

Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Tread way Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our executive officers will be presented under the caption “Executive Officers” in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2022 (the 2022 Proxy Statement) and is incorporated herein by reference.

The information required by this item regarding our compliance with Section 16 of the Exchange Act of 1934, as amended, will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our 2022 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee will be presented under the caption “Corporate Governance - Board Committee - Audit Committee” in our 2022 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our code of ethics was previously presented under the caption “Corporate Governance - Code of Business Conduct” in our 2022 Proxy Statement and is incorporated herein by reference. There is no material change.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be presented under the caption “Executive Compensation” in our 2022 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director compensation will be presented under the caption “Corporate Governance - Director Compensation” in our 2022 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our compensation committee will be presented under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership and certain beneficial owners and management will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2022 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan

The following table provides information, as of December 31, 2022, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under existing or future awards under our 2021 Equity Incentive Plan (“2021 Plan”). The 2021 Plan was approved by our Board of Directors and ratified by our shareholders at our 2021 Annual Shareholder Meeting.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))

Equity compensation plans approved by security holders	1,089,868	$7.00 (1)	265,482
Equity compensation plans not approved by security holders	—	—	—
Total	1,089,868	$7.00	265,482

(1)       The weighted-average exercise price does not take into account restricted stock units, which do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related persons transactions will be presented under the caption “Certain Relationships and Related Persons Transactions” in our 2022 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director independence will be presented under the caption “Corporate Governance - Independent Directors” in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item regarding aggregate fees billed to us by our independent registered public accounting firm’s fees will be presented in our 2022 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee’s pre-approval policies and procedures will be presented in our 2022 Proxy Statement and is incorporated herein by reference.

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

Item 16. Form 10-K Summary

Not applicable.

APPTECH PAYMENTS CORP. CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AppTech Payments Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AppTech Payments Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter, or on the accounts or disclosures to which they relate.

Recoverability of Capitalized Prepaid Licensing Fee and Internally Developed Software Costs

As discussed in Notes 2, 3 and 8 to the consolidated financial statements, the Company capitalized prepaid license fees for its text payment platform and capitalized qualifying internal-use software development costs. During the year ended December 31, 2022, the Company indicated that due to the delay in the launch of their intended operations there was a potential impairment of the costs capitalized.

We identified this as a critical audit matter because of the degree of subjectivity involved in managements’ estimates regarding the future undiscounted cash flows related to future operations. Management was required to make significant assumptions, which included estimating future undiscounted cash flows and the related probability.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included gaining an understanding of the controls relating to estimating cash flows, testing management’s process for determining the probability of attaining the cash flows, evaluating the reasonableness of significant assumptions used by management in estimating estimated cash flows and performing inquiries of the third parties to corroborate management’s conclusions regarding the estimates.

/s/ dbbmckennon
3501
We have served as the Company’s auditor since 2014
San Diego, California
March 20, 2023

APPTECH PAYMENTS CORP.

 CONSOLIDATED BALANCE SHEETS

 DECEMBER 31, 2022 and 2021

(in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$3,462	$8
Accounts receivable	51	40
Prepaid expenses	183	95
Prepaid license fees - current	729	479
Total current assets	4,425	622
Prepaid offering cost	—	92
Prepaid license fees – long term	2,700	3,180
Intangible assets	311	—
Note receivable	26	26
Right of use asset	127	189
Security deposit	9	8
Capitalized prepaid software development and license	4,921	3,440
TOTAL ASSETS	$12,519	$7,557
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$347	$1,255
Accrued liabilities	1,870	3,136
Stock repurchase liability	430	430
Convertible notes payable, net of $4 thousand and $51 thousand debt discount	676	679
Notes payable	1,021	438
Notes payable related parties	88	685
Derivative liabilities	433	599
Right of use liability	64	61
Total current liabilities	4,929	7,283
Long-term liabilities
Right of use liability	99	163
Notes payable, net of current portion	67	67
Total long-term liabilities	166	230
TOTAL LIABILITIES	5,095	7,513
Commitments and contingencies (Note 8)
Stockholders’ equity
Series A preferred stock; $0.001 par value; 10,526 shares authorized; 14 shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.001 par value; 105,263,158 shares authorized; 16,697,280 and 11,944,600 issued and outstanding at December 31, 2022 and 2021, respectively	17	12
Additional paid-in capital	147,881	124,225
Accumulated deficit	(140,474)	(124,193)
Total stockholders’ equity	7,424	44
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,519	$7,557

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

 CONSOLIDATED STATEMENTS OF OPERATIONS

 FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

(in thousands, except per share data)

	December 31, 2022	December 31, 2021

Revenues	$450	$354
Cost of revenues	220	150
Gross profit	230	204

Operating expenses:
Selling, general and administrative, including stock based compensation of $1,547 thousand and $6,334 thousand, for the years ended December 31, 2022 and 2021, respectively	8,003	8,399
Excess fair value of equity issuance over assets received	904	68,956
Research and development, including stock based compensation of $6,158 thousand and $0, for the years ended December 31, 2022 and 2021, respectively	7,557	169
Total operating expenses	16,464	77,524

Loss from operations	(16,234)	(77,320)

Other income (expenses)
Interest expense	(417)	(3,111)
Change in fair value of derivative liability	166	(26)
Other income (expenses)	204	1,211
Total other expenses	(47)	(1,926)

Loss before provision for income taxes	(16,281)	(79,246)

Provision for income taxes	—	—

Net loss	$(16,281)	$(79,245)

Basic and diluted net loss per common share	$(1.00)	$(66.20)
Weighted-average number of shares used basic and diluted per share amounts	16,246,000	1,197,000

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

 CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

 FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

(in thousands, except per share data)

	Series A Preferred		Common Stock		Additional Paid-	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	in Capital	Deficit	(Deficit)

Balance December 31, 2020	14	$—	9,317,017	$9	$36,744	$(44,948)	$(8,195)
Net loss	—	—	—	—	—	(79,245)	(79,245)
Imputed interest	—	—	—	—	10	—	10
Stock based compensation	—	—	94,305	—	10,507	—	10,507
Issuance of options for capitalized prepaid software development and license	—	—	1,895,949	2	67,525	—	67,527
Common stock issued for forbearance	—	—	5,904	—	68	—	68
Common stock issued for services with warrant issuance	—	—	12,105	—	29	—	29
Common stock issued for convertible notes payable, accrued interest, derivative liabilities, and accounts payable	—	—	614,767	1	5,265	—	5,266
Proceeds from sale of repurchase option	—	—			3,087	—	3,087
Balance December 31, 2021	14	$—	11,944,600	$12	$124,225	$(124,193)	$44
Net loss	—	—	—	—	—	(16,281)	(16,281)
Stock based compensation	—	—	534,508	1	7,705	—	7,706
Common stock cancelled	—	—	(126,315)	—	—	—	—
Common stock issued for forbearance	—	—	10,967	—	10	—	10
Option exercise	—	—	42,105	—	20	—	20
Anti-dilution provision	—	—	451,957	—	2,123	—	2,123
Common stock issued for patents	—	—	225,000	—	407	—	407
Net proceeds from sale of offering shares	—	—	3,614,458	4	13,391	—	13,395
Balance December 31, 2022	14	$—	16,697,280	$17	$147,881	$(140,474)	$7,424

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

(in thousands, except per share data)

	December 31, 2022	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,281)	$(79,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	7,706	5,323
Common stock issued for forbearance	10	—
Gain on relief of accrued interest	(150)
Issuance of warrants for services	—	29
Stock issued for purchase of judgment	—	1,000
Stock issued for excess fair value of equity	904	68,956
Excess fair market value of shares issued recorded as interest expense	—	2,706
Imputed interest on notes payable	—	10
Amortization of debt discount	47	297
Amortization of Intangible assets and software	405	—
Gain on extinguishment of accounts payable	—	(1,106)
Change in fair value of derivative liabilities	(166)	26
Changes in operating assets and liabilities:
Accounts receivable	(11)	—
Prepaid expenses	(38)	(88)
Prepaid license costs	180	(909)
Accounts payable	(909)	928
Accrued liabilities	104	240
Right of use asset and liability	—	9
Net cash used in operating activities	(8,199)	(1,825)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development	(1,789)	(1,177)
Other assets	(2)	—
Note receivable	—	(8)
Net cash used in investing activities	(1,791)	(1,185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for prepaid offering costs	—	(92)
Proceeds on convertible note payable - related parties	—	(34)
Proceeds from financing	15,005	—
Offering costs paid	(1,517)	—
Repayment of note payable	(14)	—
Repayment of convertible note payable	(50)	—
Proceeds received from exercise of stock options	20	—
Proceeds from sale of repurchase option	—	3,087
Net cash provided by financing activities	13,444	2,961
Changes in cash and cash equivalents	3,454	(49)
Cash and cash equivalents, beginning of year	8	57
Cash and cash equivalents, end of year	$3,462	$8
Supplemental disclosures of cash flow information:
NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for forbearance	$10	$—
Common stock issued for conversion of accounts payable	$—	$206
Common stock issued convertible notes, accrued interest and derivative liabilities	$—	$2,336
Relief of anti-dilution liability through issuance of common stock	$2,124	$—
Issuance of stock for prepaid services	$269	$—
Issuance of stock for intangible assets	$407	$—
Common stock and options issued for capitalized software and licensing costs	$—	$5,013
Common stock issued with forbearance agreements recorded as a discount	$—	$68

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

 (in thousands, except per share data)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AppTech Payments Corp. (“AppTech” or the “Company), a Delaware corporation, is a Fintech Company headquartered in Carlsbad, California. AppTech utilizes innovative payment processing and digital banking technologies to complement its core merchant services capabilities. The Company’s patented and proprietary software will provide progressive and adaptable products that are available through a suite of synergistic offerings directly to merchants, banking institutions, and business enterprises.

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

On December 23, 2021, AppTech re-domiciled to Delaware and changed its name from “AppTech Corp.” to “AppTech Payments Corp.” AppTech stock trades under the symbol “APCX” and its warrants trade under the symbol “APCXW,” on the Nasdaq Capital Market (“NASDAQ”).

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

In September 2022, the Company expanded its operations to Austin, Texas by establishing AppTech Holdings LLC. The goal of this expansion is primarily to pursue licensing revenue.

In February 2023, the Company completed an underwritten public offering of its common stock and warrants, raising gross proceeds of approximately $5.0 million. As of February 27, 2023, approximately $70.0 million remains available under the shelf registration statement Form 3 (File No. 333-265526) previously filed and declared effective by the Securities and Exchange Commission (SEC) on July 15, 2022. The Company anticipates raising additional capital in the second quarter of 2023 to further fund operations. Based on the Company’s current operating plan, working capital levels, financial projections, and planned capital raise in the second quarter; Management anticipates that the Company will be able to meet its financial obligations for the next twelve months.

Management’s Plan

The Company continues to have yearly losses from its limited revenues from operations. Management believes the present cash flows will not enable it to meet its commitments for twelve months from the date of filing. However, Management has an open S-3 filed with the SEC and it intends to obtain the necessary funding for the Company to meet its obligations for the twelve-month period from the date the financial statements are issued.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Basis of Consolidation

The consolidated financial statements presented are the Company’s. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated liabilities related to various vendors in which communications have ceased, contingent liabilities, amortization of capitalized software costs, licenses costs and patents, and realization of deferred tax assets. Actual results could differ from those estimates.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (“FDIC”) insurance premiums. The Company has never experienced any losses related to these balances.

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. For the year ended December 31, 2022, there is no merchant (customer) representing a significant amount of total revenue. For the years ended December 31, 2021, the one merchant (customer) represented approximately 11% of the total revenues. The loss of this customer would not have significant impact on the Company’s operations.

Software Development Costs

The Company capitalizes certain costs related to the development of its digital banking platform. Costs incurred during the development phase are capitalized only when we believe it is probable the development will result in new or additional functionality. The types of costs capitalized during the development phase include employee compensation and consulting fees for third party developers working on these projects. Costs related to the preliminary project planning phase and post implementation phase are expensed as incurred. The digital banking platform is amortized on a straight line basis over the estimated useful life of the asset.

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

The Company provides merchant processing solutions for credit cards and electronic payments. In all cases, the Company acts as an agent between the merchant which generates the credit card and electronic payments, and the bank, which processes such payments. The Company’s revenue is generated on services priced as a percentage of transaction value or a specified fee transaction, depending on the card or transaction type. Revenue is recorded as services are performed, which is typically when the bank processes the merchant’s credit card and electronic payments.

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

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2022 and 2021 on recurring basis:

	December 31, 2022
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$433	$433

	December 31, 2021
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$—	$—	$599	$599

See Note 6 for discussion of valuation and roll forward related to derivative liabilities.

Intangible Assets and Patents

Our intangible assets consist of patents and software development. We amortize the patents on a straight-line basis from 3 years to 15 years, which approximates the way the economic benefits of the intangible asset will be consumed.

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the years ended December 31, 2022 and 2021 were $7.6 million and $169 thousand, respectively.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for major additions and improvements are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. As of December 31, 2022 and 2021, there were no asset impairments.

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of December 31, 2022, management determined that there were no variable lease costs.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. As of December 31, 2022 and 2021, the Company does not believe any provisions are required in connection with uncertain tax positions as there are none.

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

The number of common stock equivalents not included in diluted income per share was 6,254,396 and 1,263,543 for the years ended December 31, 2022 and 2021, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	December 31, 2022	December 31, 2021

Series A preferred stock	1,148	1,148
Convertible debt	177,620	175,632
Warrants	4,275,464	31,579
Options	1,089,868	1,055,184
Restricted stock units	710,296	0
Total	6,254,396	1,263,543

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

The Company adopted the beneficial conversion feature (“BCF”) standard as of January 1, 2022, which no longer requires BCF’s.

Derivative Liability

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable anti-dilution provisions. The conversion terms of the notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants and shares to be issued were recorded as derivative liabilities on the issuance date and at each reporting period.

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

NOTE 3 – INTANGIBLE ASSETS

Capitalized Development Cost and Prepaid Licenses

The Company capitalizes certain costs related to the development of its digital payment and banking platform, and also the third-party prepaid license fees. Costs incurred during the development phase are capitalized only when we believe it is probable the development will result in new or additional functionality. The types of costs capitalized during the development phase include employee compensation and consulting fees for third party developers working on these projects. Costs related to the preliminary project planning phase and post implementation phase are expensed as incurred. The digital banking platform is amortized on a straight line basis over the estimated useful life of the asset. The Company has capitalized approximately $4.9 million of software development costs as of December 31, 2022 and will amortize over five years beginning October 1, 2022.

Patents

In April 2022, the Company fully executed a Definitive Agreement to acquire the patents of HotHand Inc. (“HotHand”), a patent-holding company. HotHand did not have any operations, so the transaction was an asset acquisition of its portfolio of thirteen patents including USPTO 7,693,752; USPTO 8,554,632; USPTO 8,799,102; USPTO 9,436,956; USPTO 10,102,556; USPTO 10,127,592; USPTO 10,600,094; USPTO 10,621,639; USPTO 10,846,726; USPTO 10,846,727; USPTO 10,909,593; USPTO 11,107,140; USPTO 11,345,715. These patents are focused on the delivery, purchase, or request of any products or services within specific geolocation and time parameters, provided by a consumer’s cell phone anywhere in the United States. Additionally, HotHand’s family of patents includes a patent that protects advertising on a store’s mobile application when the cell phone is in the store and the ads shown are being triggered by geolocation tagging.

AppTech is currently integrating the HotHand Intellectual Property (“IP”) into our digital platform. In addition to offering an embedded, highly secure, and patent-backed product, AppTech will offer licensing agreements for its IP.

HotHand was acquired for 225,000 shares of common stock, valued at $407 thousand, was allocated to the patents as an intangible asset based on the fair market value of the common stock on the date of acquisition (April 18, 2022). The Company will amortize the asset over three years. Further, the purchase agreement outlines revenue milestones that may trigger four payments of $500 thousand payables to HotHand’s former owners. The Company did not meet these revenue milestones as of December 31, 2022.

	December 31, 2022	December 31, 2021
Balance as of December 31, 2021	—	—
Acquisition of patents	407	—
Amortization of patents	(96)	—
Balance as of December 31, 2022	$311	—

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued interest – third parties	1,436	1,420
Accrued payroll	311	294
Accrued residuals	31	98
Anti-dilution provision	72	1,290
Other	20	34
Total accrued liabilities	$1,870	$3,136

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

Further, in connection with the shares to be issued as part of the HotHand acquisition, and to be in compliance with its anti-dilution provision with Infiinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares have not been issued to Infinios as of December 31, 2022.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funds operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of December 31, 2022 and 2021. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Convertible Notes Payable

In 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell to the investor a $300 thousand convertible note bearing interest at 12% per annum (the “Note”). The Note matures in 365 days from the date of issuance. Upon maturity of the convertible note, interest rate will be increased to 24% per annum. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at nine dollars and fifty cents $9.50 for the one hundred and eighty (180) days immediately following the issue date and thereafter shall equal the lower of: 1) the lowest closing price of the common stock during the preceding twenty-five (25) trading day, ending on the last complete trading day prior to the issue date of the Note. 2) seventy-five (75) percent of the lowest trading price for the common stock during the twenty-five (25) consecutive trading days preceding the conversion date with a minimum trading volume of one thousand (1,000) shares.

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

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock exercisable at $14.25 and expire in five (5) years. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 6 for valuation) resulting in full discount of the Note. The conversion feature and warrants have various reset provisions for which lower the exercise price and share and warrants issuable. As of December 31, 2022 and 2021, the convertible note payable balance was $280 thousand and $280 thousand.

See Note 8 - Commitments and Contingencies.

See Note 6 – Derivative Liabilities.

In 2015, the Company issued $50 thousand in convertible notes payable. The convertible notes payable are unsecured, were due in nine months, incur interest at 10% per annum and are convertible at $9.50 per share. The Company amended the convertible note on March 2, 2022 and an agreed offer of a $10 thousand discount on the principal and interest resulting in a $72 thousand payment in full.

In 2014, the Company issued $400 thousand in convertible notes payable. On March 30, 2022, the Company entered into forbearance agreements in exchange for not enforcing the terms of the original agreements. The interest rate on the note payable is 10% to 12%. The expiration date of the agreement was originally September 30, 2022. In November 2022, the parties agreed to extend the terms of the forbearance agreements for an additional six months. As of December 31, 2022 and 2021, the balance of the convertible notes was $400 thousand and $400 thousand, respectively. As of December 31, 2022 and 2021, the accrued interest related to the convertible notes was $278 thousand and $268 thousand, respectively. Subsequent to December 31, 2022, the Company paid off the note and accrued interest in its entirety.

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with U.S. Small Business Administration for $68 thousand in proceeds. The notes payable incurred a $0.1 thousand fee upon issuance and incurs interest at 3.75% per annum. All payments of principal and interest are deferred for thirty months from the date of the note. As of December 31, 2022 and 2021 the balance of the note payable was $68 thousand and accrued interest was $6 thousand and $4 thousand, respectively.

A significant shareholder funded the Company’s operations through notes payable primarily in 2009 and 2010. On May 2, 2021, the Company entered into a debt reduction and confirmation agreement with the significant shareholder that is no longer a related party. The Company entered into a forbearance agreement in exchange for not enforcing the terms of the agreement. The interest rate on the note payable is 10% per annum. The expiration date of the agreement was originally September 27, 2022. In November 2022, the parties agreed to extend the terms of the forbearance agreement for an additional six months. The shareholder waived $25 thousand of accrued interest and was repaid $25 thousand of accrued interest. The Company recorded the forgiveness of the $25 thousand as Other Income. As of December 31, 2022, and 2021, the balance of the notes payable was $597 thousand and $597 thousand respectively, and the accrued interest related to the notes was $83 thousand and $383 thousand, respectively. Subsequent to December 31, 2022, the Company paid off the note and accrued interest in its entirety.

Note payable - related party

The Company entered into several notes payable with third parties. The Company entered into forbearance agreements in exchange for not enforcing the terms of the agreement. The interest rate on the note payable is 0% to 18% per annum. The expiration date of the agreement ranged from September 27, 2022 to October 4, 2022. In November 2022, the parties agreed to extend the terms of the forbearance agreement for an additional six months. As of December 31, 2022 and 2021, the balance of the notes payable was $423 thousand and $437 thousand respectively, and the accrued interest related to the notes payable was $538 thousand and $538 thousand, respectively. Subsequent to December 31, 2022, the Company paid off the note and accrued interest in its entirety.

As of December 31, 2022 and 2021, the balance of the related party notes payable was $88 thousand and $88 thousand, respectively, with an interest rate of 12% per annum and an expiration date on September 29, 2022. The accrued interest to the related party notes payable was $68 thousand and $68 thousand respectively. Subsequent to December 31, 2022, the Company paid off the note and accrued interest in its entirety.

NOTE 6–DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants were recorded as derivative liabilities on the issuance date and revalued as of December 31, 2022 and 2021.

Based on the convertible notes described in Note 5, the derivative liability day one loss is $390 thousand and the change in fair value as of December 31, 2022 and 2021 is $166 thousand and ($26 thousand), respectively. The fair value of applicable derivative liabilities on note, warrants and change in fair value of derivative liability are as follows for the year ended December 31, 2022.

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of December 31, 2021	$274	$325	$599
Change in fair value	$(8)	$(158)	$(166)
Balance as of December 31, 2022	$266	$167	$433

The fair value of applicable derivative liabilities on note, warrants and change in fair value of derivative liability are as follows for the year ended December 31, 2021.

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of December 31, 2020	$ 378	$ 220	$ 598
Change in fair value	(80)	105	26
Change in fair value due to conversion	(25)	—	(25)
Balance as of December 31, 2021	$ 274	$ 325	$ 599

As of December 31, 2022, the fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$2.37
Expected volatility	73.1%
Expected term (in years)	0.25
Risk-free interest rate	4.38%

As of December 31, 2022, the fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$2.37
Expected volatility	83.7%
Expected term (in years)	2.88
Risk-free interest rate	4.31%

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

NOTE 7–RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility, which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of December 31, 2022, including the total amount of imputed interest related (in thousands):

Years ended December 31:

2023	$88
2024	90
2025	7
Operating Lease Total	$185
Less: Imputed interest	(22)
Total	$163

The rent expense was and $85 thousand and $61 thousand for the years ended December 31, 2022 and 2021, respectively.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

Former Shareholders Lawsuits

On December 19, 2019, the Company entered into a settlement and release agreement with two shareholders. The total obligation was for $240 thousand and the final payment was made in March 2022. The litigants are now paid in full and no further action is warranted by the Company.

Other Lawsuit

In July 2020, Flowpay Corporation, a Delaware corporation (“Flowpay”), and R. Wayne Steiger, the President of Flowpay, having a non-binding Memorandum of Understanding (“MOU”) filed a lawsuit against AppTech Payments Corp. (formally “AppTech Corp.”) in the County of San Diego, State of California. The claims included breach of contract, intentional misrepresentation, negligent misrepresentation, and unjust enrichment. Management believes the non-binding MOU terminated after no definite agreement was executed between the parties, and negotiations ceased December 20, 2016. On May 19, 2022, AppTech entered into a Settlement and Release Agreement (the “Settlement Agreement”) with Flowpay and Mr. Steiger. Under the terms of the Settlement Agreement, Flowpay and Mr. Steiger dismissed with prejudice all claims against the Company, its Chief Executive Officer, a Director and a third-party individual.

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

On September 2, 2021, EMAF filed a motion for summary judgment. AppTech filed a motion to dismiss EMAF’s complaint in its entirety. On September 13, 2022, the court denied AppTech’s motion to dismiss, and granted EMAF’s motion for summary judgment in part and denied in part. In particular, the court granted EMA’s motion for summary judgment for its claim of breach of contract but denied its request for damages.

On December 8, 2022, the United States District Court for the Southern District of New York entered an order denying AppTech’s motion to dismiss and granted EMA’s motion for summary judgment and awarded damages to EMA for $1.2 million. On December 15, 2022, AppTech appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2023, the Company secured a cash backed bond for $1.3 million for the appeal.

NCR Lawsuit

On November 30, 2022, AppTech filed a complaint against NCR Payment Solutions, LLC in the United States District Court for the Southern District of California alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Specific Performance and Accounting. The case is currently stayed in the Southern District of California as the parties take jurisdictional discovery. NCR has filed a motion to dismiss, motion to transfer venue and motion to compel arbitration. The court set a briefing schedule and our opposition to those motions were due in March 2023.

Significant Contracts

Capital Raises

In February 2021, the Company entered into an engagement letter with Maxim Group LLC (“Maxim”) as the lead management underwriter for a follow-on offering that is non-binding. This engaged Maxim through September 30, 2021 as exclusive financial advisor, lead managing underwriter and sole book running manager and investment banker in connection with the offering. On October 27, 2021, Maxim and the Company terminated all relevant agreements. In satisfaction of all amounts due and owning, and all amounts that shall become due and owing, the Company issued Maxim 21,052 shares, valued at $220 thousand, of the Company’s common stock in association with the termination.

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

In February 2023, the Company completed an underwritten public offering of its common stock and warrants, raising gross proceeds of approximately $5.0 million. As of February 27, 2023, approximately $70.0 million remains available under the shelf registration statement Form 3 (File No. 333-265526) previously filed and declared effective by the Securities and Exchange Commission (SEC) on July 15, 2022.

See Note 1 for information on the capital raises completed in January 2022 and February 2023.

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

As of December 31, 2022, the following fees were paid (in thousands):

Engagement Fee (prepaid licensing cost)	$100
License subscription fee (prepaid licensing cost)	750
Annual maintenance subscription fee (prepaid licensing cost)	113
Implementation fee (capitalized software cost)	325
Infrastructure implementation fee (capitalized software cost)	65
Training fee	50
Total	$1,403

Innovations Realized LLC

On October 2, 2020, the Company entered into an independent contractor services agreement with Innovations Realized, LLC (“IR”) to develop a strategic operating plan focused on the design, execution and go-to-market implementation of the Infinios platform to enter the United States market.

On February 18, 2021, the Company entered into an amended independent contractor services agreement for $760 thousand with IR. Under the agreement, the Company granted options to purchase 42,105 shares at a price of $0.095 and 263,157 shares at $2.375 and exercisable for two years after vesting. These options vest in equal monthly installments over 24 months. These options had a grant date fair value of $1.4 million and $8.7 million using a Black-Scholes pricing model. The estimated amortization is a 5-year life based on the term of the licensing agreement. The final payment owed to IR of $171 thousand was paid in January 2022.

Executive Compensation

On April 28, 2021, the Company entered into new employment and stock options agreements with its named executive officers. The agreements, among other things, each employment agreement, apart from the Chief Executive Officer, which implements a guaranteed bonus structure, shall provide for a starting base salary and potential business development revenue sharing at rates ranging from 20-50% of net processing revenue. Each Employment Agreement also provides a potential annual bonus, which is subject to adjustment by the Board from time to time. Further, stock option awards for certain named executives were provided, subject to the applicable vesting schedule. Each Employment Agreement provides that the applicable named executive officer’s employment with us is “at will”. The named executive officers are entitled to receive all other benefits generally available to our executive officers.

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Preferred Stock

The Company is authorized to issue 10,526 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of December 31, 2022 and 2021. The holders of Series A preferred stock are entitled to one vote per share on an “as converted” basis on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of Series A preferred stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available, therefore on a pro rata basis according to their holdings of shares of Series A preferred stock, on an as converted basis. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into 9 shares common stock.

Common Stock

The Company is authorized to issue 105,263,158 shares of $0.001 par value as of December 31, 2022 and 2021. There were 16,697,280 and 11,944,600, respectively, shares of common stock outstanding as of December 31, 2022 and 2021. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available, therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

During the years ended December 31, 2022 and 2021, the Company issued 371,846 and 69,532, respectively, shares of common stock to several consultants in connection with business development, accounts payable conversion and professional services. The Company valued the common stock issuances at $603 thousand and $810 thousand, respectively, based upon the closing market price of the Company’s common stock on the date in which the performance was complete or issued based upon the vesting schedule and the closing market price of the Company’s common stock on the date of the agreement. The amounts were expensed to general and administrative expenses on the accompanying statements of operations.

During the years ended December 31, 2022 and 2021, the Company granted 162,914 and 21,491 shares of common stock to the board of directors and expensed at $236 thousand and $66 thousand, respectively. The shares vest quarterly over the year of 2022 and 2021, respectively.

During the years ended December 31, 2022, the Company has reserved the 225,000 shares of common stock to HotHand.

During the year ended as of December 31, 2021, the Company issued 21,052 shares of common stock in connection with a judgment purchase agreement from a third party. The judgment is for damages in the amount of $0.5 million plus statutory interest against FlowPay Corporation and R. Wayne Steiger. The Company valued the common stock issuance at $1.0 million based on the closing market price of the Company’s common stock on the date of the judgment purchase.

During the year ended as of December 31, 2021, the Company issued 597,399 shares of common stock to several convertible note payable holders of which 401,276 shares of common stock were issued to related parties in connection with debt conversions. The closing market price of the Company’s common stock on the date of the agreement was used to value the excess fair value of equity issuance. The amounts were reflected as a reduction of convertible notes payable, accrued interest, and excess fair value of equity issuance as follows:

Convertible notes payable	$857,698
Convertible notes payable – related parties	395,630
Accrued interest	674,199
Accrued interest – related parties	383,964
Excess fair value of equity issuance	816,476
Excess fair value of equity issuance – related parties	1,911,769
Total	$5,039,736

See Note 8 – Significant Contracts for additional common stock issuance.

Stock Options

During the year ended December 31, 2022 :

a)	options to purchase 413,685 shares of common stock at $2.49 were granted as compensation to employees. The options vest in equal monthly installments over 24 months. The options were valued at $1,013 thousand using a Black-Scholes options pricing model.

b)	options to purchase 63,157 shares of common stock at a weighted average price of $7.29 were granted as compensation for various services including engineering, accounting, and sales. The options were valued at $460 thousand using a Black-Scholes options pricing model. 42,105 shares were exercised.

The fair value of the options for the year ended December 31, 2022 is estimated using a Black-Scholes option pricing model with the following range of assumptions:

Market value of common stock on issuance date	$0.64 - $12.45
Exercise price	$0.64 - $12.04
Expected volatility	415% - 442%
Expected term (in years)	0.0 - 5.0
Risk-free interest rate	0.11%
Expected dividend yields	—

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years

Outstanding December 31, 2021	1,055,184	$6.62
Issued	476,842	$3.36
Exercised	(42,105)	$0.10
Cancelled	(400,053)	$2.56
Outstanding as of December 31, 2022	1,089,868	$7.00	1.91
Outstanding as of December 31, 2022, vested	991,896	$7.22	1.88

The remaining expense outstanding through December 31, 2022 is $860 thousand which is expected to be expensed over the next 21 months.

In July 2022, the Company amended its option agreements with its employees, consultants and board of directors. The shareholders will vote to ratify the amendment as part of the annual shareholder meeting tentatively scheduled to take place in 2023.

During the year ended December 31, 2021:

a)	options to purchase 353,368 shares of common stock at a weighted average price of $16.25 were granted as compensation to employees. The options vest in equal monthly installments over 6 and 12 months. The options were valued at $6,300,284 using a Black-Scholes options pricing model.

b)	options to purchase 38,421 shares of common stock at a weighted average price of $8.55 were granted as compensation for various services including accounting, sales, and marketing. The options were valued at $825,201 using a Black-Scholes options pricing model. 13,158 shares were exercised.

The fair value of the options is estimated using a Black-Scholes option pricing model with the following range of assumptions as of December 31, 2021:

Market value of common stock on issuance date	$5.34 - $33.25
Exercise price	$0.095 - $19.34
Expected volatility	450% - 452%
Expected term (in years)	0.3 – 3.0
Risk-free interest rate	0.11%
Expected dividend yields	—

On December 7, 2021, the board authorized the Company’s AppTech Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. A total of 1,052,632 shares of common stock were authorized under the AppTech Equity Incentive Plan, for which as of December 31, 2022, a total of 265,482 are available for issuance.

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

In total, the Company has 4,275,721 warrants outstanding. 3,614,458 were related to the Offering, 542,168 were granted on January 7 and the reset event added an additional 119,095. The Warrant price from the S-1 offering had a strike price of 5.1875 and a future offerings floor price of $4.15. Accordingly, the floor price was reset to $4.15 in February 2023.

The following table summarizes warrant activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years

Outstanding December 31, 2021	31,579	$9.50	2.25
Issued	4,244,142	$5.13	4.02
Cancelled	—	$—
Outstanding as of December 31, 2022	4,244,142	$5.16	3.14

See Note 1 for information on warrants issued during the Offering and note 6 for additional information on the derivative liability.

NOTE 10 – INCOME TAXES

The Company’s net deferred tax assets at December 31, 2022 and 2021 is approximately $4.1 million and $2.4 million, respectively, which primarily consists of net operating loss carry forwards and various accruals. As of December 31, 2022 and 2021, the Company provided a 100% valuation allowance against the net deferred tax assets. During the years ended December 31, 2022 and 2021, the valuation allowance increased by approximately $1.7 million and $193 thousand, respectively.

At December 31, 2022 and 2021, the applicable federal rate used in calculating the deferred tax provision was 21%.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. Federal jurisdiction and California state jurisdiction. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities for all periods starting in 2019. The Company currently is not under examination by any tax authorities.

NOTE 11 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

The Company’s stock repurchase agreement with the Chief Financial Officer expired in January 2023.

On February 2, 2023, the Company announced the closing of its previously announced $5.0 million registered direct offering (the “Registered Direct Offering”) with a single institutional investor to sell 1,666,667 shares of its common stock (the “Shares”) and warrants to purchase up to 1,666,667 shares (the “Warrants”) in a concurrent private placement (the “Private Placement”). The combined purchase price for one Share and one Warrant was $3.00. Each of the Warrants will have an exercise price of $4.64 per share of common stock and are exercisable on and after August 1, 2023. The Warrants will expire five years from the date on which they become exercisable. The aggregate gross proceeds from the Registered Direct Offering and the concurrent Private Placement were approximately $5.0 million before deducting placement agent fees and other estimated offering expenses.

Along with the offering that was completed in February 2023, the reset price (essentially the fair value of the share sold with the warrant) was determined by iterating the valuation of the Warrant until the stock price converged to yield a unit price of $4.15.

In February 2023, the Company fulfilled its obligations and paid all of its Loan Forbearance Agreements in effect related to notes payable. See note 5 for the agreements that have been paid off.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger dated as of April 18, 2022, by and among AppTech Payments Corp., AppTech IP Corp., and HotHand, Inc., (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed on April 21, 2022, and incorporated herein by reference)

3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006(filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007(filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007(filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007(filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008(filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009(filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009(filed as Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010(filed as Exhibit 3.9 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010(filed as Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010(filed as Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010(filed as Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010(filed as Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010(filed as Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011(filed as Exhibit 3.15 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (filed as Exhibit 3.16 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011(filed as Exhibit 3.17 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.18	AppTech Corp. Bylaws dated May 07, 2013(filed as Exhibit 3.18 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013(filed as Exhibit 3.19 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013(filed as Exhibit 3.20 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015 (filed as Exhibit 3.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.22	AppTech Corp. Bylaws (Amended and Restated) dated March 27, 2020 (filed as Exhibit 3.22 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.1	AppTech Code of Business Conduct(filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.2	AppTech Corp. Audit Committee Charter (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.3	AppTech Corp. Compensation Committee Charter (filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.4	AppTech Corp. Corporate Governance and Nominating Committee Charter (filed as Exhibit 99.3 to Form S-1 as filed on February 16, 2021 and incorporated herein by reference)

10.1

AppTech Equity Incentive Plan ratified by shareholders at the Annual Meeting of the Shareholders on July 28, 2020 Amendment to Asset Purchase Agreement dated June 22, 2017(filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.2	Lease & Purchase Option Agreement dated January 22, 2020(filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.3	Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 26, 2020, and incorporated herein by reference)

10.4	Subscription License and Service Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c).(filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.5	Digital Banking Platform Operating Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c).(filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.6	Subscription License Order Form dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.7	Registration Rights Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 17 2022

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 17, 2022

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 17, 2022

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 17, 2022

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Carlsbad, California, on March 20, 2023.

AppTech Payments Corp.

By:	/s/ Luke D’Angelo
Name:	Luke D’Angelo
Title:	Chief Executive Officer

By:	/s/ Gary Wachs
Gary Wachs
Chief Financial Officer, Treasurer and Director

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Luke D’Angelo	Chief Executive Officer, Chairman and Director	March 20, 2023
Luke D’Angelo

/s/ Gary Wachs	Chief Financial Officer, Treasurer and Director	March 20, 2023
Gary Wachs

/s/ William Huff	Director	March 20, 2023
William Huff

/s/ Mengyin H. Liang “Roz Huang”	Director	March 20, 2023
Mengyin H. Liang “Roz Huang”

/s/ Michael O’Neal	Director	March 20, 2023
Michael O’Neal

/s/ Christopher Williams	Director	March 20, 2023
Christopher Williams