Form 10-Q
period 2023-03-31
AppTech Payments Corp.
filed 2023-05-08
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

(760) 707-5959

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock, $0.001 par value per share	APCX	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $4.15	APCXW	Nasdaq Capital Market

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

As of May 8, 2023, the registrant had 18,542,697 shares of common stock (par value $0.001 per share) issued and outstanding.

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

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APPTECH PAYMENTS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS AS OF

MARCH 31, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

(in thousands, except shares and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalent	$2,067	$3,462
Restricted cash	1,327	–
Accounts receivable	63	51
Prepaid expenses	589	183
Prepaid license fees - current	729	729
Total current assets	4,775	4,425

Prepaid license fees - long term	2,520	2,700
Intangible assets	277	311
Note receivable	26	26
Right of use asset	112	127
Security deposit	9	9
Capitalized software development and license (net of accumulated amortization)	4,662	4,921
TOTAL ASSETS	$12,381	$12,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$461	$347
Accrued liabilities	1,163	1,870
Right of use liability	66	64
Stock repurchase liability	–	430
Convertible notes payable, net of $0 and $4 thousand debt discount	280	676
Notes payable	1	1,021
Notes payable related parties	–	88
Derivative liabilities	406	433
Total current liabilities	2,377	4,929

Long-term liabilities
Right of use liability	80	99
Notes payable, net of current portion	67	67
Total long-term liabilities	147	166
TOTAL LIABILITIES	2,524	5,095

Commitments and contingencies (Note 8)

Stockholders’ Equity
Series A preferred stock; $0.001 par value; 10,526 shares authorized; 14 shares issued and outstanding on March 31, 2023 and December 31, 2022	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 18,542,697 and 16,697,280 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	19	17
Additional paid-in capital	154,226	147,881
Accumulated deficit	(144,388)	(140,474)
Total stockholders’ equity	9,857	7,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,381	$12,519

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

(in thousands, except shares and per share data)

	For the Three Months Ended March 31, 2023
	2023	2022
Revenues	$89	$104
Cost of revenues	53	51
Gross profit	36	53

Operating expenses:
General and administrative, including stock based compensation of $232 thousand and $2,508 thousand for the three months ended March 31, 2023 and 2022, respectively	2,073	2,779
Research and development,including stock based compensation of $628 thousand and $0 for the three months ended March 31, 2023 and 2022, respectively	1,525	2,053
Excess fair value of equity issuance over assets received	–	832
Total operating expenses	3,598	5,664

Loss from operations	(3,562)	(5,611)

Other income (expenses)
Interest expense	(46)	(55)
Change in fair value of derivative liability	27	136
Other income (expenses)	430	75
Total other income (expenses)	411	156

Loss before provision for income taxes	(3,151)	(5,455)
Provision for income taxes	–	–
Net loss	(3,151)	(5,455)
Deemed dividend related to warrant resets	(763)	–
Net loss attributable to common stockholders	$(3,914)	$(5,455)

Basic and diluted net loss per common share	$(0.22)	$(0.35)
Weighted-average number of shares used basic and diluted per share amounts	17,847,780	15,470,497

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

(in thousands, except shares and per share data)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2021	14	$–	11,944,600	$12	$124,225	$(124,193)	$44
Net loss	–	–	–	–	–	(5,455)	(5,455)
Common stock issued for forbearance	–	–	2,104	–	3	–	3
Stock based compensation	–	–	310,480	–	2,732	–	2,732
Common stock cancelled	–	–	(126,315)	–	–	–	–
Net proceeds from sale of public offering	–	–	3,614,201	4	13,391	–	13,395
Balance March 31, 2022	14	$–	15,745,070	$16	$140,351	$(129,648)	$10,719

Balance December 31, 2022	14	$–	16,697,280	$17	$147,881	$(140,474)	$7,424
Net loss	–	–	–	–	–	(3,151)	(3,151)
Stock based compensation	–	–	28,750	–	860	–	860
Issuance of shares for prepaid services	–	–	150,000	–	234	–	234
Retained earnings change due to warrants' repricing	–	–	–	–	763	(763)	–
Net proceeds from sale of offering shares	–	–	1,666,667	2	4,488	–	4,490
Balance March 31, 2023	14	$–	18,542,697	$19	$154,226	$(144,388)	$9,857

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

(in thousands, except per share data)

	March 31, 2023	March 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,151)	$(5,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	860	2,508
Issuance of stock for prepaid services	–	156
Common stock issued for forbearance	–	3
Cancellation of stock repurchase liabilities	(430)	–
Stock issued for excess fair value of equity over assets received	–	832
Amortization of debt discount	4	14
Amortization of intangible assets and software	293	–
Change in fair value of derivative liabilities	(27)	(136)
Changes in operating assets and liabilities:
Accounts receivable	(12)	(3)
Prepaid expenses	(173)	8
Prepaid license costs	180	–
Accounts payable	114	(781)
Accrued liabilities	(706)	(25)
Right of use asset and liability, net	(2)	1
Net cash used in operating activities	(3,050)	(2,878)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized prepaid software development and license	–	(185)
Net cash used in investing activities	–	(185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loans payable - related parties	(88)	–
Repayments on notes payable	(1,020)	(50)
Repayment of convertible note payable	(400)	–
Net proceeds from offering	4,490	13,395
Net cash provided by financing activities	2,982	13,345
Changes in cash, cash equivalents, and restricted cash	(68)	10,282
Cash, cash equivalents, and restricted cash, beginning of period	3,462	8
Cash, cash equivalents, and restricted cash, end of period	$3,394	$10,290

Supplemental disclosures of cash flow information:
Cash paid for interest	$967	$–
Non-cash investing and financing transactions
Cancellation of stock repurchase liabilities	$430	$–
Issuance of stock for prepaid services	$234	$156

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets:
Cash and cash equivalents	$2,067	10,290
Restricted cash	$1,327	$–
Total cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$3,394	$10,290

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AppTech Payments Corp. (“AppTech” or the “Company”), a Delaware corporation, is a Fintech Company headquartered in Carlsbad, California. AppTech utilizes innovative payment processing and digital banking technologies to complement its core merchant services capabilities. The Company’s patented and proprietary software will provide progressive and adaptable products that are available through a suite of synergistic offerings directly to merchants, banking institutions, and business enterprises.

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

In 2017, the Company acquired assets from GlobalTel Media, Inc. The assets included patented, enterprise-grade software for advanced text messaging, four patents in text technology, and additional intellectual property for mobile payments.

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

The Company successfully completed its capital raise and uplisting onto NASDAQ (herein referred to as its “Offering”) on January 7, 2022. As part of the Offering, the Company executed a 9.5 to 1 reverse split of its common stock. All information has been adjusted to reflect the reverse split. In addition, the Offering sold 3,614,458 units of our common stock (a unit consisting of one share of common stock and a warrant to purchase one share of common stock) at $4.15 per unit. In addition, 542,168 warrants were granted by EF Hutton and the Offering warrants of 3,614,458, all having a five-year expiration and an exercise price of $5.19. The Offering provided net proceeds of approximately $13.4 million.

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

In February 2023, the Company completed an underwritten public offering of its common stock and warrants, raising gross proceeds of approximately $5.0 million. As of May 8, 2023, approximately $70.0 million remains available under the shelf registration statement Form S-3 (File No. 333-265526) previously filed and declared effective by the Securities and Exchange Commission (SEC) on July 15, 2022. The Company anticipates raising additional capital in the second quarter of 2023 to further fund operations. Based on the Company’s current operating plan, working capital levels, financial projections, and planned capital raise in the second quarter, Management anticipates that the Company will be able to meet its financial obligations for the next twelve months. SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report, until such time as our public float exceeds $75 million. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner.

Management's Plan

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2023 and March 31, 2022. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying consolidated unaudited financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 20, 2023. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future interim periods.

Basis of Consolidation

The consolidated financial statements include the accounts of AppTech Payments Corp., and wholly owned subsidiary of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated liabilities related to various vendors in which communications have ceased, contingent liabilities, valuation of the derivative liabilities, and realization of tax deferred tax assets. Actual results could differ from those estimates.

Restricted Cash

Included in current assets is a $1,327 thousand certificate of deposit. This certificate is used as collateral pursuant to a legal settlement. See Note 8.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (“FDIC”) insurance premiums. The Company has never experienced any losses related to these balances.

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. There is no merchant (customer) representing a significant amount of total revenue, for the three months ended March 31, 2023 and for the year ended December 31, 2022.

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

The following table presents liabilities that are measured and recognized at fair value as of March 31, 2023 and December 31, 2022 on recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$–	$–	$406	$406

	December 31, 2022
	Level 1	Level 2	Level 3	Total Carrying Value
Derivative liabilities	$–	$–	$433	$433

See Note 6 for discussion of valuation and roll forward related to derivative liabilities.

Intangible Assets and Patents

Our intangible assets only consist of patents. We amortize the patents on a straight-line basis from 3 years to 15 years, which approximates the way the economic benefits of the intangible asset will be consumed.

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the three months ended March 31, 2023 and 2022 was approximately $1.5 million and $2.1 million, respectively.

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

The number of common stock equivalents not included in diluted income per share was 7,892,314 and 6,006,350 for the three months ended March 31, 2023 and 2022, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	March 31, 2023	March 31, 2022

Series A preferred stock	1,149	1,149
Convertible debt	177,620	175,632
Warrants	5,942,131	4,275,464
Options	1,089,868	999,132
Restricted stock units	681,546	554,973
Total	7,892,314	6,006,350

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

NOTE 3 – INTANGIBLE ASSETS

Capitalized Development Cost and Prepaid Licenses

The Company capitalizes certain costs related to the development of its digital payment and banking platform, and also the third-party prepaid license fees. Costs incurred during the development phase are capitalized only when we believe it is probable the development will result in new or additional functionality. The types of costs capitalized during the development phase include employee compensation and consulting fees for third party developers working on these projects. Costs related to the preliminary project planning phase and post implementation phase are expensed as incurred. The digital banking platform is amortized on a straight line basis over the estimated useful life of the asset. The Company has capitalized approximately $5.2 million of software development costs as of December 31, 2022 and will amortize over five years beginning October 1, 2022. The Company recorded the amortization expenses of $0.3 million and $– during the three month periods ended March 31, 2023 and March 31, 2022, respectively.

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

HotHand was acquired for 225,000 shares of common stock and was allocated to the patents as an intangible asset based on the fair market value of the common stock on the date of acquisition (April 18, 2022). The Company amortizes the asset over three years. Further, the purchase agreement outlines revenue milestones that may trigger four payments of $500 thousand payable to HotHand's former owners. The Company did not meet these revenue milestones as of March 31, 2023.

March 31, 2023
Balance as of December 31, 2021	$–
Acquisition of patents	407
Amortization of patents	(96)
Balance as of December 31, 2022	311
Acquisition of patents	–
Amortization of patents	(34)
Balance as of March 31, 2023	$277

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2023 and December 31, 2022 consist of the following (in thousands):

	March 31, 2023	December 31, 2022

Accrued interest – third parties	$499	$1,436
Accrued payroll	531	311
Accrued residuals	30	31
Anti-dilution provision	72	72
Other	31	20
Total accrued liabilities	$1,163	$1,870

Accrued Interest

Convertible notes payable incur interest at rate between 10% to 24%, per annum.

Accrued Residuals

The Company pays commissions to independent agents which refer merchant accounts. The amounts payable to these independent agents is based upon a percentage of the amounts processed on a monthly basis by these merchant accounts.

Anti-dilution Provision

The agreement between the Company and Infinios, formerly NEC Payments B.S.C., has an anti-dilution provision. To remain in compliance, the Company accrued 73,848 shares of its common stock at $17.46 per share for a total value of $1.3 million as of December 31, 2021. Further, in connection with the capital raise discussed in Note 1, the Company issued an additional 378,109 shares of its common stock at $2.20 per share for a value of $832 thousand or a total value of $2.1 million. The 451,957 total shares were issued in May 2022. The anti-dilution provision expired in January 2023.

Further, in connection with the shares to be issued as part of the HotHand acquisition, and to be in compliance with its anti-dilution provision with Infiinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares have not been issued to Infinios as of March 31, 2023.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funded operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of March 31, 2023 and December 31, 2022. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Convertible Notes Payable

In 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell to the investor a $300 thousand convertible note bearing interest at 12% per annum (the “Note”). The Note matures in 365 days from the date of issuance. Upon maturity of the convertible note, interest rate will be increased to 24%. The Note is convertible at the option of the holder at any time into shares of the Company’s common stock at $9.50 for the one hundred and eighty (180) days immediately following the issue date and thereafter shall equal the lower of: 1) the lowest closing price of the common stock during the preceding twenty-five (25) trading day, ending on the last complete trading day prior to the issue date of the Note. 2) seventy-five (75) percent of the lowest trading price for the common stock during the twenty-five (25) consecutive trading days preceding the conversion date with a minimum trading volume of one thousand (1,000) shares.

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

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock exercisable at $14.25 and expire in five (5) years. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 6 for valuation) resulting in full discount of the Note. The conversion feature and warrants have various reset provisions for which lower the exercise price and share and warrants issuable. As of March 31, 2023 and December 31, 2022, the convertible note payable balance was $280 thousand and $280 thousand, and has accrued interest of $136 thousand and $119 thousand, respectively.

See Note 8 - Commitments and Contingencies.

See Note 6– Derivative Liabilities.

In 2014, the Company issued $400 thousand in convertible notes payable. On March 30, 2022, the Company entered into forbearance agreements in exchange for not enforcing the terms of the original agreements. In November 2022, the parties agreed to extend the terms of the forbearance agreements for an additional six months. As of December 31, 2022, the balance of the convertible notes was $400 thousand, the accrued interest related to the convertible notes was $278 thousand. In February 2023, the Company paid off the note and accrued interest in its entirety.

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with U.S. Small Business Administration for $68 thousand in proceeds. The notes payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. All payments of principal and interest are deferred for thirty months from the date of the note. As of March 31, 2023 and December 31, 2022 the balance of the note payable was $68 thousand and $68 thousand, and accrued interest was $6 thousand and $6 thousand, respectively.

A significant shareholder funded the Company’s operations through notes payable primarily in 2009 and 2010. On May 2, 2021, the Company entered into a debt reduction and confirmation agreement with the significant shareholder that is no longer a related party. The Company entered into a forbearance agreement in exchange for not enforcing the terms of the agreement. In November 2022, the parties agreed to extend the terms of the forbearance agreement for an additional six months. As of December 31, 2022, the balance of the notes payable was $597 thousand, and the accrued interest related to the notes was $83 thousand. In February 2023, the Company paid off the note and accrued interest in its entirety.

The Company entered into several notes payable with third parties. The Company entered into forbearance agreements in exchange for not enforcing the terms of the agreement. The interest rate on the note payable is 0% to 18% per annum. The expiration date of the agreement ranged from September 27, 2022 to October 4, 2022. In November 2022, the parties agreed to extend the terms of the forbearance agreement for an additional six months. As of December 31, 2022, the balance of the notes payable was $423 thousand, and the accrued interest related to the notes payable was $538 thousand. In February 2023, the Company paid off the note and accrued interest in its entirety.

Note Payable - Related Party

As of December 31, 2022, the balance of the related party notes payable was $88 thousand, with an interest rate of 12% per annum and the accrued interest to the related party notes payable was $68 thousand. In February 2023, the Company paid off the note and accrued interest in its entirety.

NOTE 6–DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15, the fair values of the variable conversion option and warrants were recorded as derivative liabilities on the issuance date and revalued for the three months ended March 31, 2023 and December 31, 2022.

Based on the convertible notes described in Note 5, the derivative liability day one loss is $390 thousand and the change in fair value for the three months ended March 31, 2023 and December 31, 2022 is $27 thousand and $166 thousand, respectively. The fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the three months ended March 31, 2023 (in thousands).

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of December 31, 2022	$266	$167	$433
Change in fair value	2	(29)	(27)
Balance as of March 31, 2023	$268	$138	$406

As of March 31, 2023, the fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.49
Expected volatility	52.6%
Expected term (in years)	0.25
Risk-free interest rate	4.42%

As of March 31, 2023, the fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.49
Expected volatility	71.1%
Expected term (in years)	2.64
Risk-free interest rate	4.28%

NOTE 7–RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of March 31, 2023, including the total amount of related imputed interest (in thousands):

Years ending December 31:

2023	$66
2024	90
2025	8
Operating Lease Total	164
Less: Imputed interest	(18)
Total	$146

The rent expense was $18 thousand and $15 thousand for the three months ended March 31, 2023 and 2022, respectively.

In September 2022, the Company opened a new office in Austin’s emerging tech hub to expand operations and foster growth. The total amount payable for one year lease under the lease agreement is $11 thousand.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation

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

On September 2, 2021, EMAF filed a motion for summary judgment. AppTech filed a motion to dismiss EMAF’s complaint in its entirety. On September 13, 2022, the court denied AppTech’s motion to dismiss, and granted EMAF’s motion for summary judgment in part and denied in part. In particular, the court granted EMAF’s motion for summary judgment for its claim of breach of contract but denied its request for damages.

On December 8, 2022, the United States District Court for the Southern District of New York entered an order denying AppTech’s motion to dismiss and granted EMAF’s motion for summary judgment and awarded damages to EMAF for $1.2 million. On December 15, 2022, AppTech appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2023, the Company secured a cash backed bond for $1.3 million for the appeal which is recorded as Restricted cash in the accompanying consolidated balance sheet..

NCR Lawsuit

On November 30, 2022, AppTech filed a complaint against NCR Payment Solutions, LLC in the United States District Court for the Southern District of California alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Specific Performance and Accounting. The case is currently stayed in the Southern District of California as the parties take jurisdictional discovery. NCR has filed a motion to dismiss, motion to transfer venue and motion to compel arbitration. The court set a briefing schedule and our opposition to those motions were due in March 2023. There was a hearing in early April and the Company is awaiting a decision from the court.

Significant Contracts

Capital Raise

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

Investor Relations

On February 17, 2023, the Company entered into an investor relations consulting agreement with MZHCI, LLC. The Company agreed to a monthly fee of $14,000. Additionally, the Company agreed to issue 65,000 shares of its common stock.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

During the three months ended March 31, 2023 and 2022, the Company issued 150,000 and 233,816, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $362 thousand and $466 thousand, respectively, based upon the closing market price of the Company’s common stock on the date of the agreement.

During the three months ended March 31, 2023 and 2022, the Company granted 28,750 and 76,664 shares of common stock to the board of directors valued at $42 thousand and $103 thousand, respectively. The shares vest quarterly over the period of approximately one year.

As of March 31, 2023, the Company has reserved the 10,800 shares of common stock to HotHand.

See Note 8 – Significant Contracts for additional common stock issuance.

Stock Options

During the three months ended March 31, 2023, no options were granted during the three months ended March 31, 2023.

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years

Outstanding December 31, 2022	1,089,868	$7.00	1.91
Issued	–	$–
Exercised	–	$–
Cancelled	(16,447)	$2.38
Outstanding as of March 31, 2023	1,073,421	$7.07	1.80
Outstanding as of March 31, 2023, vested	779,892	$7.14	1.80

The Company recorded $690 thousand expenses for the three months ended March 31, 2023. The remaining expense outstanding through March 31, 2023 is $115 thousand which is expected to be expensed over the next two years in general and administrative expense.

On December 7, 2021, the board authorized the Company’s Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. A total of 1,052,632 shares of common stock were authorized under the Equity Incentive Plan, for which as of March 31, 2023 a total of 236,732 are available for issuance.

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

The offering that was completed in February 2023, caused a reset to the exercise price of existing warrants from $5.19 to $4.15. In total, 4,156,626 warrants were reset and $763 thousand was recorded as a result of the reset.

In total, the Company has 5,942,388 warrants outstanding. 5,281,125 were related to the Offering, 542,168 were granted on January 7, 2022 and the reset event added an additional 119,095. See Note 1 for information on warrants issued during the Offering and note 6 for additional information on the derivative liability.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

On, or about, April 23, 2023, EMAF and AppTech entered into a settlement and release agreement providing for, among other things, a settlement amount of $880,000 and mutually releasing all claims arising from the Agreements. On, or about, April 24, 2024, AppTech and EMAF each filed a Stipulation withdrawing the Appeal, which was then closed on April 25, 2023. On April 25, 2023, EMAF filed Satisfaction of Judgements with the Court and all outstanding judgments entered against AppTech are deemed satisfied as of that date. On, or about, April 26, 2023 AppTech and EMAF each filed a Stipulation withdrawing the Cross-Appeal, which was then closed on April 27, 2023.

On May 2, 2023, the Company's shareholders approved the repricing of previously issued options to both employees and non-employees. The Company will evaluate the impact as part of its second quarter filings.

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

Commerse provides PaaS via integrated solutions for frictionless digital and mobile payment acceptance. These solutions provide advanced payment processing solutions for credit cards, ACH, and gift/loyalty cards by catering to the unique needs of each merchant. PaaS will also solve for multi-use case, multi-channel, API-driven, account-based issuer processing for cards, digital tokens, and payment transfer transactions.

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

The platform also incorporates AppTech’s core, patented text payment and geolocation-triggered ecommerce and/or advertising via cell phone capabilities delivering experiences that focus on frictionless use cases and end-user's desire for payment transaction simplicity, control, and comfort. AppTech believes that these features will be particularly beneficial to the unbanked and under-banked in developing or emerging markets—where access to the internet on a mobile device and modern banking institutions may not be readily available—specifically by extending merchants’ marketplace capabilities via new channels to request and receive frictionless, digital payments and engaging end-users by utilizing a familiar, convenient, and widely adopted technology.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2023 and 2022, respectively.

Revenue

Revenue was approximately $89 thousand for the three months ended March 31, 2023, compared to $104 thousand for the three months ended March 31, 2022, representing a decrease of 14%. The decrease was principally driven by lower transaction volume and fewer merchant accounts.

Cost of Revenue

Cost of revenue was approximately $53 thousand for the three months ended March 31, 2023, compared to $51 thousand for the three months ended March 31, 2022, representing an increase of 4%, driven primarily by an increase in residual payouts.

General and Administrative Expenses

General and administrative expenses were approximately $2.1 million for the three months ended March 31, 2023, compared to $2.8 million for the three months ended March 31, 2022, representing a decrease of 24%. The decrease was primarily driven by less amortization of stock based compensation.

Research and Development Expenses

Research and development expenses were approximately $1.5 million for the three months ended March 31, 2023, compared to $2 million for the three months ended March 31, 2022. The increase was primarily driven by less amortization of stock based compensation.

Excess Fair Value of Equity Issuance Over Assets Received

Excess fair value of equity issuance over assets received expenses was $0 thousand for the three months ended March 31, 2023, compared to $0.8 million for the three months ended March 31, 2022. The excess fair value over assets occurring was due to the timing of the share issuance to Infinios. The difference between the value of the newly issued shares and the value of the services performed was expensed as excess fair value of equity issuance over assets received. See Note 4 for additional information related to the Anti-dilution provision.

Interest Expense, net

Interest expenses, net was approximately $46 thousand for the three months ended March 31, 2023, compared to $55 thousand for the three months ended March 31, 2022, representing a decrease of 20%. The decrease was primarily due to the Company's repayment of forbearance loan and interest in February 2023.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was approximately $27 thousand for the three months ended March 31, 2023, compared to a change in fair value of $136 thousand for the three months ended March 31, 2022. The decrease was primarily due to standard market volatility coupled with the resetting terms of the derivative.

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

As of March 31, 2023, we had cash and cash equivalents of approximately $2.1 million, working capital of approximately $2.4 million, and stockholders’ equity of approximately $9.9 million.

Management's Plan

The Company continues to have yearly losses from its limited revenues from operations. Management believes the present cash flows will not enable it to meet its commitments for twelve months from the date of filing. The Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission that would allow the Company to raise additional capital in an amount up to $70.0 million. SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report, until such time as our public float exceeds $75 million. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner.

Cash Flows

Net cash used in or provided by, operating, investing and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022

Net cash used in operating activities	$(3,050)	$(2,878)
Net cash used in investing activities	–	(185)
Net cash provided by financing activities	2,982	13,345

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2023 was approximately $3.1 million, which is comprised of (i) our net loss of $3.2 million, adjusted for non-cash expenses totaling $0.7 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) increased by changes in operating assets and liabilities of approximately $0.6 million.

Net cash used in operating activities during the three months ended March 31, 2022 was approximately $2.9 million, which is comprised of (i) our net loss of $5.5 million, adjusted for non-cash expenses totaling $3.4 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities using approximately $800 thousand.

Investing Activities

There no cash used by investing activities during the three months ended March 31, 2023.

Net cash used by investing activities during the three months ended March 31, 2022 was approximately $0.2 million and was primarily due to the internal capitalized software costs.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 was approximately $3.0 million, which principally consists of net proceeds of $4.5 million through the issuance of common shares and warrants in our public offering, offset by repayments of the Loan forbearance Agreements in full..

Net cash provided by financing activities during the three months ended March 31, 2022 was approximately $13.3 million, which principally consists of net proceeds of $13.4 million through the sale of repurchase options.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of March 31, 2023, there have been no significant changes to our critical accounting estimates, except as described in Note 2 to our financial statements.

Software Development Costs

The Company capitalizes software development costs in developing internal use software when capitalizing requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Equity and options granted are capitalized as part of the software development costs.

Recent Accounting Pronouncements

As of March 31, 2023, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On September 2, 2021, EMAF filed a motion for summary judgment. AppTech filed a motion to dismiss EMAF’s complaint in its entirety. On September 13, 2022, the court denied AppTech’s motion to dismiss, and granted EMAF’s motion for summary judgment in part and denied in part. In particular, the court granted EMAF’s motion for summary judgment for its claim of breach of contract but denied its request for damages.

On December 8, 2022, the United States District Court for the Southern District of New York entered an order denying AppTech’s motion to dismiss and granted EMAF’s motion for summary judgment and awarded damages to EMAF for $1.2 million. On December 15, 2022, AppTech appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2023, the Company secured a cash backed bond for $1.3 million for the appeal which is recorded as Restricted cash in the accompanying consolidated balance sheet..

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2023

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 8, 2023

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2023

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated May 8, 2023

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104.0	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Payments Corp.

Date: May 8, 2023	By:	/s/ Luke D’Angelo
Luke D’Angelo
Chief Executive Officer, Chairman and Director

Date: May 8, 2023	By:	/s/ Gary Wachs
Gary Wachs
Chief Financial Officer, Treasurer and Director

