Form 10-Q
period 2023-06-30
AppTech Payments Corp.
filed 2023-08-14
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 14, 2023, the registrant had 18,523,675 shares of common stock (par value $0.001 per share) issued and outstanding.

AppTech Payments Corp.

Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this Quarterly on Form 10-Q of AppTech Payments Corp. (we, our, AppTech or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

•	uncertainty associated with anticipated launch of our text payment platform and other potential advanced payment solutions we intend to launch in the future;

•	substantial investment and costs associated with new potential revenue streams and their corresponding contractual obligations;

•	dependence on third-party channel and referral partners, who comprise a portion of our sales force, for gaining new clients;

•	a slowdown or reduction in our sales due to a reduction in end-user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

•	uncertainty regarding our ability to achieve profitability and positive cash flow through the commercialization of the products we offer or intend to offer in the future;

•	our current dependence on third-party payment processors to facilitate our merchant services capabilities;

•	delay in or failure to obtain regulatory approval of our text payment system or any future products in additional countries;

•	uncertainty associated with our ability to achieve profitability through the HotHand patents;

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

APPTECH PAYMENTS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS AS OF

JUNE 30, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

(in thousands, except shares and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalent	$749	$3,462
Accounts receivable	442	51
Prepaid expenses	333	183
Prepaid license fees - current	–	729
Total current assets	1,524	4,425

Prepaid license fees - long term	–	2,700
Intangible assets	243	311
Note receivable	26	26
Right of use asset	97	127
Security deposit	9	9
Capitalized software development and license (net of accumulated amortization)	1,331	4,921
TOTAL ASSETS	$3,230	$12,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$478	$347
Accrued liabilities	578	1,870
Right of use liability	78	64
Stock repurchase liability	–	430
Convertible notes payable, net of $0 and $4 thousand debt discount	–	676
Notes payable	1	1,021
Notes payable related parties	–	88
Deferred revenue	390	–
Derivative liabilities	–	433
Total current liabilities	1,525	4,929

Long-term liabilities
Right of use liability	51	99
Notes payable, net of current portion	67	67
Total long-term liabilities	118	166

TOTAL LIABILITIES	1,643	5,095

Commitments and contingencies (Note 8)

Stockholders’ Equity
Series A preferred stock; $0.001 par value; 10,526 shares authorized; 14 shares issued and outstanding on June 30, 2023 and December 31, 2022	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 18,581,447 and 16,697,280 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	19	17
Additional paid-in capital	155,039	147,881
Accumulated deficit	(153,471)	(140,474)
Total stockholders’ equity	1,587	7,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,230	$12,519

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

(in thousands, except shares and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$134	$123	$223	$227
Cost of revenues	62	62	115	113
Gross profit	72	61	108	114

Operating expenses:
General and administrative, including stock based compensation of $811 thousand and $137 thousand for the three months ended, $1,043 thousand and $943 thousand for the six months ended June 30, 2023 and 2022, respectively	2,816	1,320	4,887	4,101
Research and development, including stock based compensation of $2 thousand and $1,958 thousand for the three months ended, $630 thousand and $3,660 thousand for the six months ended June 30, 2023 and 2022, respectively	498	2,884	2,023	4,936
Impairment of Intangible assets	6,131	–	6,131	–
Excess fair value of equity issuance over assets received	–	72	–	904
Total operating expenses	9,445	4,276	13,041	9,941

Loss from operations	(9,373)	(4,215)	(12,933)	(9,827)

Other income (expenses)
Interest income (expense)	3	(41)	(43)	(96)
Change in fair value of derivative liability	–	37	27	173
Other income (expenses)	287	92	715	168
Total other income (expenses)	290	88	699	245

Loss before provision for income taxes	(9,083)	(4,127)	(12,234)	(9,582)

Provision for income taxes	–	–	–	–

Net loss	$(9,083)	$(4,127)	$(12,234)	$(9,582)

Net loss attributable to AppTech common shareholder	(9,083)	(4,127)	(12,234)	(9,582)
Deemed dividend related to warrant resets	–	–	(763)	–
Net loss	$(9,083)	$(4,127)	$(12,997)	$(9,582)

Basic and diluted net loss per common share	$(0.49)	$(0.25)	$(0.71)	$(0.60)
Weighted-average number of shares used basic and diluted per share amounts	18,468,741	16,246,260	18,200,197	15,857,753

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

(in thousands, except shares and per share data)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2021	14	$–	11,944,600	$12	$124,225	$(124,193)	$44
Net loss	–	–	–	–	–	(5,455)	(5,455)
Common stock issued for forbearance	–	–	2,104	–	3	–	3
Stock based compensation	–	–	310,223	–	2,732	–	2,732
Common stock cancelled	–	–	(126,315)	–	–	–	–
Net proceeds from sale of public offering	–	–	3,614,458	4	13,391	–	13,395
Balance March 31, 2022	14	$–	15,745,070	$16	$140,351	$(129,263)	$10,719
Net loss	–	–	–	–	–	(4,127)	(4,127)
Stock based compensation	–	–	140,681	–	2,120	–	2,120
Patent acquisition	–	–	225,000	–	407	–	407
Anti-dilution provision	–	–	451,957	–	2,123	–	2,123
Balance June 30, 2022	14	$–	16,562,708	$16	$145,001	$(133,775)	$11,242

Balance December 31, 2022	14	$–	16,697,280	$17	$147,881	$(140,474)	$7,424
Net loss	–	–	–	–	–	(3,151)	(3,151)
Stock based compensation	–	–	28,750	–	860	–	860
Issuance of shares for prepaid services	–	–	150,000	–	234	–	234
Retained earnings change due to warrants' repricing	–	–	–	–	763	(763)	–
Net proceeds from sale of offering shares	–	–	1,666,667	2	4,488	–	4,490
Balance March 31, 2023	14	$–	18,542,697	$19	$154,226	$(144,388)	$9,857
Net loss	–	–	–	–	–	(9,083)	(9,083)
Stock based compensation	–	–	38,750	–	813	–	813
Balance June 30, 2023	14	$–	18,581,447	$19	$155,039	$(153,471)	$1,587

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

(in thousands, except per share data)

	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,234)	$(9,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,673	4,603
Common stock issued for forbearance	–	3
Cancellation of stock repurchase liabilities	(430)	–
Stock issued for excess fair value of equity over assets received	–	904
Amortization of debt discount	4	32
Amortization of intangible assets and software	586	–
Impairment of intangible assets and software	6,131	–
Gain on settlement of convertible note, warrants, and derivative liabilities	(250)	–
Change in fair value of derivative liabilities	(27)	(173)
Changes in operating assets and liabilities:
Accounts receivable	(391)	(10)
Prepaid expenses	454	(29)
Accounts payable	129	(861)
Accrued liabilities	(1,447)	(266)
Deferred revenue	390	–
Right of use asset and liability, net	(4)	1
Net cash used in operating activities	(5,416)	(5,378)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized prepaid software development and license	–	(185)
Net cash used in investing activities	–	(185)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loans payable - related parties	(88)	–
Repayments on notes payable	(1,020)	(50)
Repayment of convertible note payable	(679)	–
Net proceeds from offering	4,490	13,395
Net cash provided by financing activities	2,703	13,345
Changes in cash, cash equivalents, and restricted cash	(2,713)	7,782
Cash, cash equivalents, beginning of period	3,462	8
Cash, cash equivalents, end of period	$749	$7,790

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,429	$–

Non-cash investing and financing transactions
Issuance stock for acquisition of intangible assets	$–	$407
Cancellation of stock repurchase liabilities	$430	$–
Issuance of stock for prepaid services	$234	$250

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

(In thousands, except per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

In 2020, AppTech entered into a strategic partnership with Infinios (formerly “NEC Payments”), to extend its product offering to include flexible, scalable, and secure payment acceptance and issuer payment processing that supports the digitization of business and consumer financial services and the migration of cash and other legacy payment types to contactless card and real time payment transactions. This partnership has since been terminated.

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

The Company successfully completed its capital raise and uplisting onto NASDAQ (herein referred to as its “Offering”) on January 7, 2022. As part of the Offering, the Company executed a 9.5 to 1 reverse split of its common stock. All information has been adjusted to reflect the reverse split. In addition, the Offering sold 3,614,458 units of our common stock (a unit consisting of one share of common stock and a warrant to purchase one share of common stock) at $4.15 per unit. In addition, 542,168 warrants were granted by EF Hutton and the Offering warrants of 3,614,458, all having a five-year expiration and an exercise price of $5.19. The Offering provided net proceeds of approximately $13.4 million. The exercise price of the warrants were repriced to a floor of $4.15 after the February 2023 Offering (discussed below).

In April 2022, the Company acquired HotHand Inc. (“HotHand”), a patent-holding company. These patents are focused on the delivery, purchase, or request of any products or services within specific geolocation and time parameters, provided by a consumer’s cell phone anywhere in the United States, and protect all mobile phone advertising, including in a store’s mobile application.

In September 2022, the Company expanded its operations to Austin, Texas by establishing AppTech Holdings LLC. The goal of this expansion is primarily to pursue licensing revenue.

In February 2023, the Company completed an underwritten public offering of its common stock and warrants, raising gross proceeds of approximately $5.0 million. As of August 14, 2023, approximately $70.0 million remains available under the shelf registration statement Form S-3 (File No. 333-265526) previously filed and declared effective by the Securities and Exchange Commission (SEC) on July 15, 2022. SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report, until such time as our public float exceeds $75 million. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner.

In June 2023, the Company entered into licensing agreements with InstaCash and PayToMe.co.

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

The Company anticipates raising additional capital in the third quarter of 2023 to further fund operations. Based on the Company’s current operating plan, working capital levels, financial projections, and planned capital raise in the third quarter, Management anticipates that the Company will be able to meet its financial obligations for the next twelve months.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2023 and June 30, 2022. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying consolidated unaudited financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 20, 2023. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future interim periods.

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

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. The Company currently uses six financial institutions to service their merchants for which represented 100% of accounts receivable as of June 30, 2023 and 2022. The loss of one of these financial institutions would not have a significant impact on the Company’s operations as there are additional financial institutions available to the Company. There is no merchant (customer) representing a significant amount of total revenue for the three and six months ended June 30, 2023 and for the year ended 2022.

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

Consideration paid to customers are recorded as a reduction to revenues.

Licensing Revenue

The Company is actively pursuing strategic partnership agreements that licenses its portfolio of patents in return for a fee. The licensing fee is deferred and recognized evenly on a monthly basis over the term of the service period or contract.

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

The liabilities that are measured and recognized at fair value as of June 30, 2023 is zero.

The following table presents liabilities that are measured and recognized at fair value as of December 31, 2022 on recurring basis (in thousands):

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

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the six months ended June 30, 2023 and 2022 was approximately $2.0 million and $4.9 million, respectively.

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

The number of common stock equivalents not included in diluted income per share was 7,357,993 and 6,176,102 for the six months ended June 30, 2023 and 2022, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	June 30, 2023	June 30, 2022

Series A preferred stock	1,149	1,149
Convertible debt	–	174,060
Warrants	5,823,036	4,275,464
Options	881,012	1,061,132
Restricted stock units	652,796	664,297
Total	7,357,993	6,176,102

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

NOTE 3 – INTANGIBLE ASSETS

Capitalized Development Cost and Prepaid Licenses

The Company capitalizes certain costs related to the development of its digital payment and banking platform. Costs incurred during the development phase are capitalized only when we believe it is probable the development will result in new or additional functionality. The types of costs capitalized during the development phase include employee compensation and consulting fees for third party developers working on these projects. Costs related to the preliminary project planning phase and post implementation phase are expensed as incurred. The capitalized development costs are amortized on a straight line basis over the estimated useful life of the asset. The Company has capitalized approximately $5.2 million of software development costs as of December 31, 2022 and will amortize over five years beginning October 1, 2022. The Company recorded the amortization expenses of $0.8 million and $– during the six months ended June 30, 2023 and June 30, 2022, respectively.

During the six months ended June 30, 2023, the Company wrote-off approximately $6.1 million of its capitalized, included in Capitalized software development and license in the accompanying balance sheet. See Note 8 - Commitments and Contingencies.

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

HotHand was acquired for 225,000 shares of common stock and was allocated to the patents as an intangible asset based on the fair market value of the common stock on the date of acquisition (April 18, 2022). The Company amortizes the asset over three years. Further, the purchase agreement outlines revenue milestones that may trigger four payments of $500 thousand payable to HotHand's former owners. The Company did not meet these revenue milestones as of June 30, 2023.

June 30, 2023
Balance as of December 31, 2021	$–
Acquisition of patents	407
Amortization of patents	(96)
Balance as of December 31, 2022	311
Acquisition of patents	–
Amortization of patents	(68)
Balance as of June 30, 2023	$243

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2023 and December 31, 2022 consist of the following (in thousands):

	June 30, 2023	December 31, 2022

Accrued interest – third parties	$–	$1,436
Accrued payroll	429	311
Accrued residuals	36	31
Anti-dilution provision	72	72
Other	41	20
Total accrued liabilities	$578	$1,870

Accrued Residuals

The Company pays commissions to independent agents ("Channel Partners") which refer merchant accounts. The amounts payable to Channel Partners is based upon a percentage of the amounts processed on a monthly basis by these merchant accounts.

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

Further, in connection with the shares to be issued as part of the HotHand acquisition, and to be in compliance with its anti-dilution provision with Infiinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares have not been issued to Infinios as of June 30, 2023.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funded operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of June 30, 2023 and December 31, 2022. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Convertible Notes Payable

In 2020, the Company entered into a Securities Purchase Agreement with an investor pursuant to which the Company agreed to sell to the investor a $300 thousand convertible note bearing interest at 12% per annum (the “Note”). The Note matured in 365 days from the date of issuance. Upon maturity of the convertible note, interest rate was increased to 24%. The Note was convertible at the option of the holder at any time into shares of the Company’s common stock at $9.50 for the one hundred and eighty (180) days immediately following the issue date and thereafter shall equal the lower of: 1) the lowest closing price of the common stock during the preceding twenty-five (25) trading day, ending on the last complete trading day prior to the issue date of the Note. 2) seventy-five (75) percent of the lowest trading price for the common stock during the twenty-five (25) consecutive trading days preceding the conversion date with a minimum trading volume of one thousand (1,000) shares.

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

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the Securities Purchase Agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock exercisable at $14.25 and expire in five (5) years. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 6 for valuation) resulting in full discount of the Note. The conversion feature and warrants have various reset provisions for which lower the exercise price and share and warrants issuable. As of June 30, 2023 and December 31, 2022, the convertible note payable balance was $0 thousand and $280 thousand, and has accrued interest of $0 thousand and $119 thousand, respectively. In April 2023, the Company settled the lawsuit with the note holder against the Company. The Company paid off the note and accrued interest in its entirety. See Note 8 - Commitments and Contingencies.

See Note 6 - Derivative Liabilities.

In 2014, the Company issued $400 thousand in convertible notes payable. On March 30, 2022, the Company entered into forbearance agreements in exchange for not enforcing the terms of the original agreements. In November 2022, the parties agreed to extend the terms of the forbearance agreements for an additional six months. As of December 31, 2022, the balance of the convertible note was $400 thousand, the accrued interest related to the convertible notes was $278 thousand. In February 2023, the Company paid off the note and accrued interest in its entirety.

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with U.S. Small Business Administration for $68 thousand in proceeds. The notes payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. All payments of principal and interest are deferred for thirty months from the date of the note. As of June 30, 2023 and December 31, 2022 the balance of the note payable was $68 thousand and $68 thousand, and accrued interest was $0 thousand and $6 thousand, respectively.

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

The Company entered into several notes payable with third parties. The Company entered into forbearance agreements in exchange for not enforcing the terms of the agreement. The interest rate on the note payable is 0% to 18% per annum. The expiration date of the agreement ranged from September 27, 2022 to October 4, 2022. In November 2022, the parties agreed to extend the terms of the forbearance agreement for an additional six months. As of December 31, 2022, the balance of the notes payable was $423 thousand, and the accrued interest related to the notes payable was $538 thousand. In February 2023, the Company paid off the notes and accrued interest in its entirety.

Note Payable - Related Party

As of December 31, 2022, the balance of the related party notes payable was $88 thousand, with an interest rate of 12% per annum and the accrued interest to the related party notes payable was $68 thousand. In February 2023, the Company paid off the note and accrued interest in its entirety.

NOTE 6 – DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15, the fair values of the variable conversion option and warrants were recorded as derivative liabilities on the issuance date and revalued for the six months ended June 30, 2023 and December 31, 2022. There was no material change upon revaluing derivative liability prior to extinguishment.

At the end of June 30, 2023, the derivative liabilities were zero as the Company settled the convertible note and also extinguished its warrants related to its derivative liability as a result of the settlement. See Note 8.

Based on the convertible notes described in Note 5, the derivative liability day one loss was $390 thousand and the change in fair value for the six months ended June 30, 2023 and December 31, 2022 is $27 thousand and $166 thousand, respectively. The fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the six months ended June 30, 2023 (in thousands).

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of December 31, 2022	$266	$167	$433
Change in fair value	1	(28)	(27)
Extinguishment of the derivative liability	(267)	(139)	(406)
Balance as of June 30, 2023	$–	$–	$–

During the six months ended June 30, 2023, the fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.49
Expected volatility	52.60%
Expected term (in years)	0.25
Risk-free interest rate	4.42%

During the six months ended June 30, 2023, the fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.49
Expected volatility	71.10%
Expected term (in years)	2.64
Risk-free interest rate	4.28%

NOTE 7 – RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of June 30, 2023, including the total amount of related imputed interest (in thousands):

Years ending December 31:

2023	$44
2024	90
2025	8
Operating Lease Total	142
Less: Imputed interest	(13)
Total	$129

The rent expense was $36 thousand and $31 thousand for the six months ended June 30, 2023 and 2022, respectively.

In September 2022, the Company opened a new office in Austin’s emerging tech hub to expand operations and foster growth. The total amount payable for one year lease under the lease agreement is $11 thousand.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On, or about, April 23, 2023, EMAF and AppTech entered into a settlement and release agreement providing for, among other things, a settlement amount of $880,000 and mutually releasing all claims arising from the Agreements. On, or about, April 24, 2024, AppTech and EMAF each filed a Stipulation withdrawing the Appeal, which was then closed on April 25, 2023. On April 25, 2023, EMAF filed Satisfaction of Judgements with the Court and all outstanding judgments entered against AppTech were deemed satisfied as of that date. On, or about, April 26, 2023 AppTech and EMAF each filed a Stipulation withdrawing the Cross-Appeal, which was then closed on April 27, 2023. The related convertible note, warrants, and derivative liabilities were extinguished resulting in a gain of $250 thousand during the six months ended June 30, 2023.

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

Infinios Financial Services (formerly NEC Payments B.S.C.)

On October 1, 2020, the Company entered into a strategic partnership with Infinios Financial Services BSC (formally NEC Payments B.S.C) (“Infinios”) through a series of agreements, which included the following: (a) Subscription License and Services Agreement; (b) Digital Banking Platform Operating Agreement; (c) Subscription License Order Form; and (d) Registration Rights Agreement (collectively, the “Agreements”).

On February 11, 2021, the Company entered into an amended and restated Subscription License and Services Agreement, Digital Banking Platform Operating Agreement and Subscription License Order Form with Infinios (collectively, the “Restated Agreements”). The gross total fees due under the Restated Agreements are $2.2 million excluding pass-through costs associated with infrastructure hosting fees.

On February 19, 2021, the Company paid to Infinios the $100 thousand engagement fee. On February 28, 2021, the Company paid the initial fee of $708 thousand to Infinios prior to the Funding Date, as defined by the Digital Banking Platform Operating Agreement. On March 25, 2021, the Company issued 1,895,948 shares of common stock to an Infinios affiliate on a fully diluted basis with piggyback rights. These shares were valued at $67.5 million based upon the closing market price on the effective date of the transaction calculated at the closing market price of the Company’s common stock. The issuance was recorded as a $3.8 million asset and $63.8 million expense in excess fair value of equity issuance over assets received. The capitalized asset was classified as capitalized prepaid software development of $2.8 million and capitalized licensing of $1.0 million. The estimated amortization is a 5-year life.

Pursuant to the Restated Agreements, the annual maintenance subscription fee of $113 thousand is due annually beginning in the month of the platform launch. In addition, the infrastructure support fee of $72 thousand is due annually with monthly payments beginning in February 2022 and ending in 2026. On May 4, 2023, the Company notified Infinios of its intent to terminate its relationship. The termination terms, which were not agreed upon as of the date of the Company’s 8-K dated May 4, 2023, continue to be negotiated between the Company and Infinios. Good faith negotiations are ongoing, and the Company intends to explore all potential avenues for resolution.

Infinios turned off all its services in June 2023, and the Company wrote-off the $6.1 million net capitalized asset as it was deemed to be impaired. Note 3 Intangible Assets – Capitalized Development Cost and Prepaid Licenses.

InstaCash and PayToMe.co

In June 2023, the Company entered into a licensing agreements with InstaCash and PayToMe.co.

NOTE 9 – STOCKHOLDERS’ DEFICIT

Common Stock

During the six months ended June 30, 2023 and 2022, the Company issued 160,000 and 345,742, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $382 thousand and $566 thousand, respectively, based upon the closing market price of the Company’s common stock on the date of the agreement.

During the six months ended June 30, 2023 and 2022, the Company granted 57,500 and 105,414 shares of common stock to the board of directors valued at $84 thousand and $152 thousand, respectively. The shares vest quarterly over the period of approximately one year.

As of June 30, 2023, the Company reserved 10,800 shares of common stock for HotHand's shareholders in relation to incomplete HotHand shareholder contact information and or unexecuted APCX shareholder issuance agreements. These said shares will remain in escrow until each party is identified and new issuance agreement is fully executed.

See Note 8 – Significant Contracts for additional common stock issuance.

Stock Options

During the six months ended June 30, 2023, no options were granted during the six months ended June 30, 2023.

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years

Outstanding December 31, 2022	1,089,868	$7.00	1.91
Issued	–	$–
Exercised	–	$–
Cancelled	(175,658)	$7.96
Outstanding as of June 30, 2023	914,210	$0.92	1.73
Outstanding as of June 30, 2023, vested	881,012	$0.93	1.72

The Company recorded $1.4 million expenses for the six months ended June 30, 2023, including expenses from repricing of the options at $711 thousand. The remaining expense outstanding through June 30, 2023 is $44 thousand which is expected to be expensed over the next one year in general and administrative expense.

On December 7, 2021, the board authorized the Company’s Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. The shareholders approved an additional 700,000 shares for the Company's Equity Incentive plan in May 2023. A total of 1,752,632 shares of common stock were authorized under the Equity Incentive Plan, for which as of June 30, 2023 a total of 907,982 are available for issuance.

In May 2023, the shareholders approved the Company's proposed resolution to re-price its options. The options were repriced to $0.7152 and $1.4304 for employees and non-employees respectively. The Company recorded the modification expense of $711 thousand during six months ended June 30, 2023.

Warrants

In 2020, the Company entered into a security purchase agreement with an investor pursuant to which the Company agreed to sell the investor a $300 thousand convertible note bearing interest at 12% per annum. The Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock, with an exercise term of five (5) years, at a per share price of $14.25 which may be exercised by cashless exercise. The number of warrants adjusted in the period ending March 31, 2022 due to a reset event on January 7, 2022 changed the exercise price from $9.50 to $2.52 and increased the number of warrants from 31,578 to 119,095. The warrants were deemed a derivative liability and recorded as a debt discount at their date of issuance. At the end of June 30, 2023, the derivative liabilities is zero as the Company settled the convertible note and also extinguished its warrants related to its derivative liability as a result of the settlement.

On February 2, 2023, the Company announced the closing of its previously announced $5.0 million registered direct offering (the “Registered Direct Offering”) with a single institutional investor to sell 1,666,667 shares of its common stock (the “Shares”) and warrants to purchase up to 1,666,667 shares (the “Warrants”) in a concurrent private placement (the “Private Placement”). The combined purchase price for one Share and one Warrant was $3.00. Each of the Warrants has an exercise price of $4.64 per share of common stock and are exercisable on and after August 1, 2023. The Warrants expire five years from the date on which they become exercisable. The aggregate gross proceeds from the Registered Direct Offering and the concurrent Private Placement were approximately $5.0 million before deducting placement agent fees and other estimated offering expenses.

The offering that was completed in February 2023, caused a reset to the exercise price of existing warrants from $5.19 to $4.15. In total, 4,156,626 warrants were reset and $763 thousand was recorded as a result of the reset.

In April 2023, AppTech and EMAF each filed a Stipulation withdrawing the Cross-Appeal, which was then closed in 2023. The related convertible note, warrants, and derivative liabilities were extinguished.

In total, the Company has 5,823,036 warrants outstanding as of June 30, 2023.

See Note 1 for information on warrants issued during the Offering and note 6 for additional information on the derivative liability.

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that no material subsequent events exist other than those disclosed below.

On July 25, 2023, the Company issued 578,000 and 97,500 of options to purchase common stock to employees and consultants, respectively. The Company valued the options issuances at $682 thousand and $115 thousand, respectively, based on the fair value and Black-Scholes calculation of the Company’s common stock on the date of issuance. The options vest over the period of the consulting service.

On July 2023, the Company issued 78,226 of options to purchase common stock to consultants. The Company valued the options issuances based on the fair value and Black-Scholes calculation of the Company’s common stock on the date of issuance. The options vested immediately and were expensed on the statements of operations.

In July 2023, the Company issued 170,000 shares of common stock to consultants. The Company valued the common stock issuances based on the the Company’s common stock on the date of issuance. The common stock will vest over the period of the consulting service.

On July 27, 2023, Gary Wachs' employment with and service as Chief Financial Officer and Treasurer of AppTech Payments Corp. (the “Company”) was terminated. Mr. Wachs resigned as a member of the Company’s Board of Directors, effective immediately. The resignation of Mr. Wachs was not due to a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On August 10, 2023, the Company entered into an amended agreement with InstaCash to expand its mobile-to-mobile payment system to Brazil and Mexico.

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

To survive and succeed in this environment, businesses must adopt new technologies in order to engage, communicate, process payments, and manage payouts with their customers. They need a supplier who will widely support innovation and adaptation as the industry evolves. AppTech believes that its technologies will greatly increase the adoption of digital payments and banking solutions in sectors that must adapt and migrate to new, secure digital Fintech technologies. By embracing advancements in the payment and banking industries, AppTech is well-positioned to meet the growing needs of existing and prospective clients and it intends for its current and future products to be at the forefront of solving these accelerated market needs.

AppTech’s innovative Fintech platform, “Commerse™” officially launched in October 2022. The platform will deliver best-in-class financial technologies and capabilities through an ever-evolving modular cloud/edge-based architecture. The Commerse™ platform houses a large array of financial products and services that can be implemented off-the-shelf or customized via modern APIs. Within its Commerse™ platform, AppTech offers three primary products: Payments-as-a-Service (“PaaS”), Banking-as-a-Service(“BaaS”), and Commerce-as-a-Service (“CXS”).

Commerse™ provides PaaS via integrated solutions for frictionless digital and mobile payment acceptance. These solutions provide advanced payment processing solutions for credit cards, ACH, and gift/loyalty cards by catering to the unique needs of each merchant. PaaS will also solve for multi-use case, multi-channel, API-driven, account-based issuer processing for cards, digital tokens, and payment transfer transactions.

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

Commerse™ has a flexible architecture to allow for rich, personalized payment and banking experiences. This CXS, customized product, packages together elements of AppTech’s intellectual property, BaaS, PaaS, and other related technologies to create seamless interactions throughout the customer journey.

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

AppTech’s innovative Commerse™ product delivers scalable solutions for automated and embedded, customizable business and consumer commerce experiences. These experiences propel business growth, create value and drive operational efficiencies for businesses while providing economic convenience for end users.

AppTech was reincorporated in Delaware on December 23, 2021. During this time, the business name was changed to AppTech Payments Corp. AppTech’s executive offices are located at 5876 Owens Avenue, Suite 100, Carlsbad, California 92008. The Company’s phone number is (760) 707-5959. The Company’s website address is www.apptechcorp.com. AppTech does not incorporate the information on or accessible through our website into this Form 10-Q. The Company has included our website address in this Form 10-Q solely as an inactive textual reference.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2023 and 2022, respectively.

Revenue

Revenue was approximately $134 thousand and $123 thousand for the three months ended June 30, 2023 and 2022, representing an increase of 9%. The increase was principally driven by higher transaction volume and more merchant accounts.

Revenue was approximately $223 thousand and $227 thousand for the six months ended June 30, 2023 and 2022, representing a decrease of 2%. The decrease was principally driven by lower transaction volume and fewer merchant accounts.

Cost of Revenue

Cost of revenue was approximately $62 thousand and $62 thousand for the three months ended June 30, 2023 and 2022, respectively.

Cost of revenue was approximately $115 thousand and $113 thousand for the six months ended June 30, 2023 and 2022, representing an increase of 2%, driven primarily by an increase in residual payouts.

General and Administrative Expenses

General and administrative expenses were approximately $2.8 million and $1.3 million for the three months ended June 30, 2023 and 2022, respectively, representing an increase of 113%. The increase was primarily driven by the modification of option awards resulting in additional stock based compensation of $711 thousand.

General and administrative expenses were approximately $4.9 million and $4.1 million for the six months ended June 30, 2023 and 2022, respectively, representing an increase of 19%. The increase was primarily driven by the modification of option awards resulting in additional stock based compensation of $711 thousand in 2023.

Research and Development Expenses

Research and development expenses were approximately $0.5 million and $2.9 million for the three months ended June 30, 2023 and 2022. The 2022 balance included the onboarding of engineers, developers, and the hardware and software needed to develop the software.

Research and development expenses were approximately $2.0 million and $4.9 million for the six months ended June 30, 2023 and 2022. The 2022 balance included the onboarding of engineers, developers, and the hardware and software needed to develop the software.

Impairment of Intangible Assets

Impairment of intangible assets were approximately $6.1 million and $0 for the three and six months ended June 30, 2023 and 2022. On May 4, 2023, the Company notified Infinios of its intent to terminate its relationship. Infinios turned off all its services in June 2023 and the Company wrote-off the $6.1 million capitalized asset as it was deemed to be impaired. See Note 3 Intangible .Assets - Capitalized Development Cost and Prepaid Licenses. See Note 8 - Commitments and Contingencies.

Excess Fair Value of Equity Issuance Over Assets Received

Excess fair value of equity issuance over assets received expenses was $0 thousand and $72 thousand for the three months ended June 30, 2023 and 2022. The excess fair value over assets occurring was due to the timing of the share issuance to Infinios. The difference between the value of the newly issued shares and the value of the services performed was expensed as excess fair value of equity issuance over assets received. See Note 4 for additional information related to the Anti-dilution provision.

Excess fair value of equity issuance over assets received expenses was $0 thousand and $904 thousand for the six months ended June 30, 2023 and 2022. The excess fair value over assets occurring was due to the timing of the share issuance to Infinios. The difference between the value of the newly issued shares and the value of the services performed was expensed as excess fair value of equity issuance over assets received. See Note 4 for additional information related to the Anti-dilution provision.

Interest Expense, net

Interest income, net was approximately $3 thousand for the three months ended June 30, 2023, compared to interest expense, net at $41 thousand for the three months ended June 30, 2023 and June 30, 2022. The decrease was primarily due to the Company's repayment of forbearance loan and interest in February 2023.

Interest expenses, net was approximately $43 thousand and $96 thousand for the six months ended June 30, 2023 and 2022. The decrease was primarily due to the Company's repayment of forbearance loan and interest in February 2023.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was approximately $0 thousand and $37 thousand for the three months ended June 30, 2023 and 2022. The decrease was primarily due to the Company's repayment of derivative liabilities in April 2023.

Change in fair value of derivative liability was approximately $27 thousand and $173 thousand for the six months ended June 30, 2023 and 2022. The increase was primarily due to the Company's repayment of derivative liabilities in April 2023.

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

On February 2, 2023, the Company announced the closing of its previously announced $5.0 million registered direct offering (the “Registered Direct Offering”) with a single institutional investor to sell 1,666,667 shares of its common stock (the “Shares”) and warrants to purchase up to 1,666,667 shares (the “Warrants”) in a concurrent private placement (the “Private Placement”). The combined purchase price for one Share and one Warrant was $3.00. Each of the Warrants has an exercise price of $4.64 per share of common stock and are exercisable on and after August 1, 2023. The Warrants expire five years from the date on which they become exercisable. The aggregate gross proceeds from the Registered Direct Offering and the concurrent Private Placement were approximately $5.0 million before deducting placement agent fees and other estimated offering expenses. Along with the offering that was completed in February 2023, the reset price (essentially the fair value of the share sold with the Warrant) was determined by iterating the valuation of the Warrant until the stock price converged to yield a unit price of $4.15. The Company used a portion of the proceeds to fulfill its obligations and paid all of its Loan Forbearance Agreements related to the notes payable in full. See note 5 for the agreements that have been paid off.

As of June 30, 2023, we had cash and cash equivalents of approximately $0.7 million, working capital deficit of approximately $1.0 thousand, and stockholders’ equity of approximately $1.6 million.

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

Cash Flows

Net cash used in or provided by, operating, investing and financing activities were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022

Net cash used in operating activities	$(5,416)	$(5,378)
Net cash from (used) in investing activities	–	(185)
Net cash provided by financing activities	2,703	13,345

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023 was approximately $5.4 million, which is comprised of (i) our net loss of $12.2 million, adjusted for non-cash expenses totaling $7.7 million (which includes adjustments for equity-based compensation, depreciation and amortization, impairment of capitalized software), and (ii) increased by changes in operating assets and liabilities of approximately $0.9 million.

Net cash used in operating activities during the six months ended June 30, 2022 was approximately $5.4 million, which is comprised of (i) our net loss of $9.6 million, adjusted for non-cash expenses totaling $5.4 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities using approximately $1.2 million.

Investing Activities

Net cash from by investing activities during the six months ended June 30, 2023, was $0.

Net cash used by investing activities during the six months ended June 30, 2022 was approximately $0.2 million and was primarily due to the purchase of software.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 was approximately $2.7 million, which principally consists of net proceeds of $4.5 million through the issuance of common shares and warrants in our public offering, offset by repayments of the Loan forbearance Agreements in full.

Net cash provided by financing activities during the three months ended June 30, 2022 was approximately $13.3 million, which principally consists of net proceeds of $13.4 million through the sale of repurchase options.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of June 30, 2023, there have been no significant changes to our critical accounting estimates, except as described in Note 2 to our financial statements.

Software Development Costs

The Company capitalizes software development costs in developing internal use software when capitalizing requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Equity and options granted are capitalized as part of the software development costs.

Recent Accounting Pronouncements

As of June 30, 2023, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2023. due to the material weaknesses in our internal control over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company did not properly identify a triggering event under Accounting Standards Codification Topic 360 Property, Plant and Equipment and other applicable accounting guidance, which indicated that the Company’s capitalized software costs and prepaid licensing fees could be impaired. Further, the Company did not identify the contract termination and impairment as a significant disclosure item during the financial reporting process. The impairment of its capitalized software costs and prepaid licensing fees was approximately $6.1 million due to the termination of the Infinios contract. See Note 3 Intangible Assets - Capitalized Development Cost and Prepaid Licenses; and, Note 8 - Commitments and Contingencies.

Policies and procedures should be implemented to ensure that any significant events requiring disclosure are identified, accounted for, disclosed and reviewed by the management.

Changes in Internal Control over Financial Reporting

Other than the material weaknesses noted above, there have not been any changes in our internal control over financial reporting during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 8, 2022, the United States District Court for the Southern District of New York entered an order denying AppTech’s motion to dismiss and granted EMAF’s motion for summary judgment and awarded damages to EMAF for $1.2 million. On December 15, 2022, AppTech appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2023, the Company secured a cash backed bond for $1.3 million for the appeal which is recorded as Restricted cash in the accompanying consolidated balance sheet.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description
10.1	Entry Into a Material Definitive Agreement *

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

* Incorporated by reference to the 8-K Exhibit 10.1, filed with the SEC on June 21, 2023

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Payments Corp.

Date: August 14, 2023	By:	/s/ Luke D’Angelo
Luke D’Angelo
Chief Executive Officer

Date: August 14, 2023	By:	/s/ Meilin Yu
Meilin Yu
Chief Financial Officer and Treasurer

