Form 10-K/A
period 2022-12-31
AppTech Payments Corp.
filed 2023-08-21
CIK 1070050

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

As of August 21, 2023, the registrant had 18,523,675 shares of common stock issued and outstanding.

EXPLANATORY NOTE

AppTech Payments Corp. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2023, (the “Original 10-K”), solely for the purpose of including exhibits that were unintentionally omitted from the Original Filing.

Pursuant to Rule 12b-15, the Amendment also contains new certifications for the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto. The Amendment does not reflect subsequent events occurring after the original filing date of the Original 10-K or modify or update in any way the financial statements, consents or any other items disclosures made in the Original 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, the Amendment should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC subsequent to the filing of the Original 10-K.

Auditor: dbbmckennon

PCAOB ID 3501

San Diego, California

AppTech Payments Corp.

Form 10-K

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

3.23

AppTech Certificate of Incorporation filed with the Secretary of State of Delaware dated December 13, 2021 (filed as Exhibit 3.23 to the Registrant’s Registration Statement on Form S-1, as filed on December 15, 2021, and incorporated herein by reference)

3.24	AppTech Certificate of Correction filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.24 to the Registrant’s Registration Statement on Form S-1, as filed on December 23, 2021, and incorporated herein by reference)

3.25	AppTech Certificate of Conversion filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.25 to the Registrant’s Registration Statement on Form S-1, as filed on December 23, 2021, and incorporated herein by reference)

3.26	AppTech Certificate of Correction filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.26 to the Registrant’s Registration Statement on Form S-1, as filed on January 3, 2022, and incorporated herein by reference)

3.27	AppTech Certificate of Amendment filed with the Secretary of State of Delaware dated December 27, 2021 (filed as Exhibit 3.27 to the Registrant’s Registration Statement on Form S-1, as filed on January 3, 2022, and incorporated herein by reference)

3.28	AppTech Amended and Restated Bylaws (filed as Exhibit 3.22 to the Registrant’s Registration Statement on Form S-1, as filed on December 17, 2022, and incorporated herein by reference)

4.1	Specimen Stock Certificate of AppTech Corp.’s Common Stock (incorporated by reference to Exhibit 4.1 to Form 10-12G/A filed February 14, 2020)

4.2	AppTech Code of Business Conduct(filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.3	AppTech Corp. Audit Committee Charter (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.4	AppTech Corp. Compensation Committee Charter (filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.5	AppTech Corp. Corporate Governance and Nominating Committee Charter (filed as Exhibit 99.3 to Form S-1 as filed on February 16, 2021 and incorporated herein by reference)

4.6*	Description of Securities

10.1

AppTech Equity Incentive Plan ratified by shareholders at the Annual Meeting of the Shareholders on July 28, 2020 Amendment to Asset Purchase Agreement dated June 22, 2017(filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.2	Lease & Purchase Option Agreement dated January 22, 2020(filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.3	Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 26, 2020, and incorporated herein by reference)

10.4	Subscription License and Service Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c).(filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.5	Digital Banking Platform Operating Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c).(filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.6	Subscription License Order Form dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.7	Registration Rights Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.8	Warrant Agency Agreement, dated as of January 7, 2022, between the Company and Transfer Online, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on January 10, 2022), an incorporated herein by reference)

23.1*	Consent of dbbmckennon, Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 18, 2023

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 18, 2023

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 18, 2023

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 18, 2023

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Carlsbad, California, on August 21, 2023.

AppTech Payments Corp.

By:	/s/ Luke D’Angelo
Name:	Luke D’Angelo
Title:	Chief Executive Officer

By:	/s/ Meilin Yu
Meilin Yu
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Luke D’Angelo	Chief Executive Officer, Chairman and Director	August 21, 2023
Luke D’Angelo

/s/ Meilin Yu	Chief Financial Officer and Treasurer	August 21, 2023
Meilin Yu

/s/ William Huff	Director	August 21, 2023
William Huff

/s/ Mengyin H. Liang “Roz Huang”	Director	August 21, 2023
Mengyin H. Liang “Roz Huang”

/s/ Michael O’Neal	Director	August 21, 2023
Michael O’Neal

/s/ Christopher Williams	Director	August 21, 2023
Christopher Williams

/s/ Virgil Llapitan	Director	August 21, 2023
Virgil Llapitan

