Form 10-Q
period 2023-09-30
AppTech Payments Corp.
filed 2023-11-14
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission file number: 001-39158

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

As of November 14, 2023, the registrant had 20,690,942 shares of common stock (par value $0.001 per share) issued and outstanding.

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

Item 1. Financial Statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS AS OF

SEPTEMBER 30, 2023 AND DECEMBER 31, 2022

(UNAUDITED)

(in thousands, except shares and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalent	$251	$3,462
Accounts receivable	253	51
Prepaid expenses	324	183
Prepaid license fees - current	–	729
Total current assets	828	4,425

Prepaid license fees - long term	–	2,700
Intangible assets	209	311
Note receivable	26	26
Right of use asset	82	127
Security deposit	9	9
Capitalized software development and license (net of accumulated amortization)	1,289	4,921
TOTAL ASSETS	$2,443	$12,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$552	$347
Accrued liabilities	340	1,870
Right of use liability	78	64
Stock repurchase liability	–	430
Convertible notes payable, net of $0 and $4 thousand debt discount	–	676
Notes payable	1	1,021
Notes payable related parties	–	88
Deferred revenue	557	–
Derivative liabilities	–	433
Total current liabilities	1,528	4,929

Long-term liabilities
Right of use liability	32	99
Notes payable, net of current portion	67	67
Total long-term liabilities	99	166

TOTAL LIABILITIES	1,627	5,095

Commitments and contingencies (Note 8)

Stockholders’ Equity
Series A preferred stock; $0.001 par value; 10,526 shares authorized; 14 shares issued and outstanding on September 30, 2023 and December 31, 2022	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 19,020,008 and 16,697,280 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	19	17
Additional paid-in capital	157,159	147,881
Accumulated deficit	(156,362)	(140,474)
Total stockholders’ equity	816	7,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,443	$12,519

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

(in thousands, except shares and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$140	$115	$363	$342
Cost of revenues	44	54	159	167
Gross profit	96	61	204	175

Operating expenses:
General and administrative, including stock based compensation of $958 thousand and $188 thousand for the three months ended, $2,002 thousand and $1,130 thousand for the nine months ended September 30, 2023 and 2022, respectively	2,227	1,365	7,114	5,466
Research and development, including stock based compensation of $327 thousand and $1,262 thousand for the three months ended, $956 thousand and $4,922 thousand for the nine months ended September 30, 2023 and 2022, respectively	751	1,513	2,774	5,539
Impairment of Intangible assets	–	–	6,131	–
Excess fair value of equity issuance over assets received	–	–	–	904

Total operating expenses	2,978	2,878	16,019	11,909

Loss from operations	(2,882)	(2,817)	(15,815)	(11,734)

Other income (expenses)
Interest income (expense)	(4)	(41)	(48)	(137)
Change in fair value of derivative liability	–	8	27	181
Other income (expenses)	(5)	1	711	169
Total other income (expenses)	(9)	(32)	690	213

Loss before provision for income taxes	(2,891)	(2,849)	(15,125)	(11,521)
Provision for income taxes	–	–	–	–
Net loss	$(2,891)	$(2,849)	$(15,125)	$(11,521)

Net loss attributable to AppTech common shareholders	$(2,891)	$(2,849)	$(15,125)	$(11,521)
Deemed dividend related to warrant resets	–	–	(763)	–
Net loss	$(2,891)	$(2,849)	$(15,888)	$(11,521)

Basic and diluted net loss per common share	$(0.15)	$(0.17)	$(0.86)	$(0.72)
Weighted-average number of shares used basic and diluted per share amounts	18,801,754	16,596,333	18,402,919	16,106,528

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

(in thousands, except shares and per share data)

	Series A Preferred		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance December 31, 2021	14	$–	11,944,600	$12	$124,225	$(124,193)	$44
Net loss	–	–	–	–	–	(5,070)	(5,070)
Common stock issued for forbearance	–	–	2,104	–	3	–	3
Stock based compensation	–	–	310,223	–	2,732	–	2,732
Common stock cancelled	–	–	(126,315)	–	–	–	–
Net proceeds from sale of public offering	–	–	3,614,458	4	13,391	–	13,395
Balance March 31, 2022	14	–	15,745,070	16	140,351	(129,263)	11,104
Net loss	–	–	–	–	–	(3,602)	(3,602)
Stock based compensation	–	–	140,681	–	2,120	–	2,120
Patent acquisition	–	–	225,000	–	407	–	407
Anti-dilution provision	–	–	451,957	–	2,123	–	2,123
Balance June 30, 2022	14	–	16,562,708	16	145,001	(132,865)	12,152
Net loss	–	–	–	–	–	(2,849)	(2,849)
Stock based compensation	–	–	28,750	–	1,450	–	1,450
Option Exercise	–	–	42,105	–	20	–	20
Balance September 30, 2022	14	$–	16,633,563	$16	$146,471	$(135,714)	$10,773

Balance December 31, 2022	14	$–	16,697,280	$17	$147,881	$(140,474)	$7,424
Net loss	–	–	–	–	–	(3,151)	(3,151)
Stock based compensation	–	–	28,750	–	860	–	860
Issuance of shares for prepaid services	–	–	150,000	–	234	–	234
Retained earnings change due to warrants' repricing	–	–	–	–	763	(763)	–
Net proceeds from sale of offering shares	–	–	1,666,667	2	4,488	–	4,490
Balance March 31, 2023	14	–	18,542,697	19	154,226	(144,388)	9,857
Net loss	–	–	–	–	–	(9,083)	(9,083)
Stock based compensation	–	–	38,750	–	813	–	813
Balance June 30, 2023	14	–	18,581,447	19	155,039	(153,471)	1,587
Net loss	–	–	–	–	–	(2,891)	(2,891)
Stock based compensation	–	–	53,750	–	1,285	–	1,285
Issuance of shares for prepaid services	–	–	145,000	–	153	–	153
Option Exercise	–	–	10,528	–	15	–	15
Net Proceeds from ATM offering	–	–	229,283	–	667	–	667
Balance September 30, 2023	14	$–	19,020,008	$19	$157,159	$(156,362)	$816

See accompanying notes to the financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

(in thousands, except per share data)

	For the Nine months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,125)	$(11,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	2,958	6,052
Common stock issued for forbearance	–	3
Cancellation of stock repurchase liabilities	(430)	–
Stock issued for excess fair value of equity over assets received	–	904
Amortization of debt discount	4	49
Amortization of intangible assets and software	712	–
Impairment of intangible assets and software	6,131	–
Gain on settlement of convertible note, warrants, and derivative liabilities	(250)	–
Change in fair value of derivative liabilities	(27)	(181)
Changes in operating assets and liabilities:
Accounts receivable	(202)	(58)
Prepaid expenses	614	66
Accounts payable	205	(872)
Accrued liabilities	(1,685)	(190)
Deferred revenue	557	–
Right of use asset and liability, net	(7)	1
Net cash used in operating activities	(6,545)	(5,747)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized prepaid software development and license	(50)	(1,748)
Net cash used in investing activities	(50)	(1,748)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loans payable - related parties	(88)	–
Repayments on notes payable	(1,021)	(50)
Repayment of convertible note payable	(679)	–
Net proceeds from public offering	5,157	13,395
Proceeds received from exercise of stock options	15	20
Net cash provided by financing activities	3,384	13,365
Changes in cash and cash equivalents	(3,211)	5,870
Cash, cash equivalents, beginning of period	3,462	8
Cash, cash equivalents, end of period	$251	$5,878
Supplemental disclosures of cash flow information:
Cash paid for interest	$1,233	$–
Non-cash investing and financing transactions
Issuance stock for acquisition of intangible assets	$–	$407
Cancellation of stock repurchase liabilities	$430	$–
Issuance of stock for prepaid services	$–	$250

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

In February 2023, the Company completed an underwritten public offering of its common stock and warrants, raising gross proceeds of approximately $5.0 million. As of November 14, 2023, approximately $66.5 million remains available under the shelf registration statement Form S-3 (File No. 333-265526) previously filed and declared effective by the Securities and Exchange Commission (SEC) on July 15, 2022. SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report, until such time as our public float exceeds $75 million. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner.

In June 2023, the Company entered into licensing agreements with InstaCash and PayToMe.co.

In August 2023, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $18.0 million through “at-the-market” offerings (ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. During the nine months ended September 30, 2023, the Company sold 229,283 shares of common stock under the ATM, for which the Company received net proceeds of $667 thousand, after deducting commissions, fees and expenses.

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

The Company anticipates raising additional capital in the fourth quarter of 2023 to further fund operations. Based on the Company’s current operating plan, working capital levels, financial projections, and planned capital raise in the fourth quarter, Management anticipates that the Company will be able to meet its financial obligations for the next twelve months.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2023 and September 30, 2022. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying consolidated unaudited financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 20, 2023. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ended December 31, 2023 or for any future interim periods.

Basis of Consolidation

The consolidated unaudited financial statements include the accounts of AppTech Payments Corp., and wholly owned subsidiary of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated liabilities related to various vendors in which communications have ceased, contingent liabilities, and valuation of the derivative liabilities. Actual results could differ from those estimates.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (“FDIC”) insurance premiums. The Company has never experienced any losses related to these balances.

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. 93% of accounts receivable as of September 30, 2023 was from one customer, and 73% and 12% of accounts receivable as of December 31, 2022 was from two customers (85%).

For the three months of September 30, 2023, two customers represented a significant amount of total revenue, at 40% and 52% respectively. For the three months of September 30, 2022, one customer representing a significant amount of total revenue at 68%.

For the nine months of September 30, 2023 and September 30, 2022, two customers represented a significant amount of total revenue, at 61% and 20%, and 69% and 11%, respectively.

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

As of September 30, 2023, the carrying value of the Company's financial instruments approximate their fair value.

The following table presents financial instruments that are measured and recognized at fair value as of December 31, 2022 on recurring basis (in thousands):

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

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the nine months ended September 30, 2023 and 2022 was approximately $2.8 million and $5.5 million, respectively.

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

The number of common stock equivalents not included in diluted income per share was 8,118,273 and 5,999,940 for the three and nine months ended September 30, 2023 and 2022, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	Nine Months Ended
	September 30, 2023	September 30, 2022

Series A preferred stock	1,149	1,149
Convertible debt	–	174,060
Warrants	5,823,036	4,275,464
Options	1,612,542	1,039,868
Restricted stock units	681,546	509,399
Total	8,118,273	5,999,940

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

NOTE 3 – INTANGIBLE ASSETS

Capitalized Development Cost and Prepaid Licenses

The Company capitalizes certain costs related to the development of its digital payment and banking platform. Costs incurred during the development phase are capitalized only when we believe it is probable the development will result in new or additional functionality. The types of costs capitalized during the development phase include employee compensation and consulting fees for third party developers working on these projects. Costs related to the preliminary project planning phase and post implementation phase are expensed as incurred. The capitalized development costs are amortized on a straight line basis over the estimated useful life of the asset. The Company has capitalized approximately $5.2 million of software development costs as of December 31, 2022 and will amortize over five years beginning October 1, 2022. The Company recorded the amortization expenses of $0.9 million and $1.8 million during the nine months ended September 30, 2023 and September 30, 2022, respectively.

During the nine months ended September 30, 2023, the Company wrote-off approximately $6.1 million of its capitalized assets, included in Capitalized software development and license in the accompanying balance sheet. See Note 8 - Commitments and Contingencies.

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

HotHand was acquired for 225,000 shares of common stock and was allocated to the patents as an intangible asset based on the fair market value of the common stock on the date of acquisition (April 18, 2022). The Company amortizes the asset over three years. Further, the purchase agreement outlines revenue milestones that may trigger four payments of $500 thousand payable to HotHand's former owners. The Company did not meet these revenue milestones as of September 30, 2023.

September 30, 2023
Balance as of December 31, 2021	$–
Acquisition of patents	407
Amortization of patents	(96)
Balance as of December 31, 2022	311
Acquisition of patents	–
Amortization of patents	(102)
Balance as of September 30, 2023	$209

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2023 and December 31, 2022 consist of the following (in thousands):

	September 30, 2023	December 31, 2022

Accrued interest – third parties	$–	$1,436
Accrued payroll	213	311
Accrued residuals	22	31
Anti-dilution provision	72	72
Other	33	20
Total accrued liabilities	$340	$1,870

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

Further, in connection with the shares to be issued as part of the HotHand acquisition, and to be in compliance with its anti-dilution provision with Infiinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares have not been issued to Infinios as of September 30, 2023.

NOTE 5 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The Company funded operations through cash flows generated from operations and the issuance of loans and notes payable. The following is a summary of loans and notes payable outstanding as of September 30, 2023 and December 31, 2022. Related parties noted below are either members of management, board of directors, significant shareholders or individuals in which have significant influence over the Company.

Convertible Notes Payable

In 2020, the Company entered into a securities agreement with an investor pursuant to which the Company agreed to sell to the investor a $300 thousand convertible note bearing interest at 12% per annum (the “Note”). The Note matured in 365 days from the date of issuance. Upon maturity of the convertible note, interest rate was increased to 24%. The Note was convertible at the option of the holder at any time into shares of the Company’s common stock at $9.50 for the one hundred and eighty (180) days immediately following the issue date and thereafter shall equal the lower of: 1) the lowest closing price of the common stock during the preceding twenty-five (25) trading day, ending on the last complete trading day prior to the issue date of the Note. 2) seventy-five (75) percent of the lowest trading price for the common stock during the twenty-five (25) consecutive trading days preceding the conversion date with a minimum trading volume of one thousand (1,000) shares.

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

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the securities agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock exercisable at $14.25 and expire in five (5) years. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 6 for valuation) resulting in full discount of the Note. The conversion feature and warrants have various reset provisions for which lower the exercise price and share and warrants issuable. As of September 30, 2023 and December 31, 2022, the convertible note payable balance was $0 thousand and $280 thousand, and has accrued interest of $0 thousand and $119 thousand, respectively. In April 2023, the Company settled the lawsuit with the note holder against the Company. The Company paid off the note and accrued interest in its entirety. See Note 8 - Commitments and Contingencies.

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

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with U.S. Small Business Administration for $68 thousand in proceeds. The notes payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. All payments of principal and interest are deferred for thirty months from the date of the note. As of September 30, 2023 and December 31, 2022 the balance of the note payable was $68 thousand and $68 thousand, and accrued interest was $0 thousand and $6 thousand, respectively.

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

NOTE 6–DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15, the fair values of the variable conversion option and warrants were recorded as derivative liabilities on the issuance date and revalued for the nine months ended September 30, 2023 and December 31, 2022. There was no material change upon revaluing the derivative liability prior to extinguishment.

At the end of September 30, 2023, the derivative liabilities were zero as the Company settled the convertible note and also extinguished its warrants related to its derivative liability as a result of the settlement. See Note 8.

Based on the convertible notes described in Note 5, the derivative liability day one loss was $390 thousand and the change in fair value for the nine months ended September 30, 2023 and December 31, 2022 is $27 thousand and $166 thousand, respectively. The fair value of applicable derivative liabilities on notes, warrants and change in fair value of derivative liability are as follows for the nine months ended September 30, 2023 (in thousands).

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of December 31, 2022	$266	$167	$433
Change in fair value	1	(28)	(27)
Extinguishment of the derivative liability	(267)	(139)	(406)
Balance as of September 30, 2023	$–	$–	$–

During the nine months ended September 30, 2023, the fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.49
Expected volatility	52.6%
Expected term (in years)	0.25
Risk-free interest rate	4.42%

During the nine months ended September 30, 2023, the fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.49
Expected volatility	71.1%
Expected term (in years)	2.64
Risk-free interest rate	4.28%

NOTE 7 - RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of September 30, 2023, including the total amount of related imputed interest (in thousands):

Years ending December 31:

2023	$22
2024	90
2025	8
Operating Lease Total	120
Less: Imputed interest	(10)
Total	$110

The rent expense was $55 thousand and $64 thousand for the nine months ended September 30, 2023 and 2022, respectively.

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

On, or about, April 23, 2023, EMAF and AppTech entered into a settlement and release agreement providing for, among other things, a settlement amount of $880,000 and mutually releasing all claims arising from the Agreements. On, or about, April 24, 2024, AppTech and EMAF each filed a Stipulation withdrawing the Appeal, which was then closed on April 25, 2023. On April 25, 2023, EMAF filed Satisfaction of Judgements with the Court and all outstanding judgments entered against AppTech were deemed satisfied as of that date. On, or about, April 26, 2023 AppTech and EMAF each filed a Stipulation withdrawing the Cross-Appeal, which was then closed on April 27, 2023. The related convertible note, warrants, and derivative liabilities were extinguished resulting in a gain of $250 thousand during the nine months ended September 30, 2023.

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

Significant Contracts

See Note 1 for information on the capital raises completed in January 2022, February 2023, and August 2023.

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

On February 19, 2021, the Company paid to Infinios the $100 thousand engagement fee. On February 28, 2021, the Company paid the initial fee of $708 thousand to Infinios prior to the Funding Date, as defined by the Digital Banking Platform Operating Agreement. On March 25, 2021, the Company issued 1,895,948 shares of common stock to an Infinios affiliate on a fully diluted basis with piggyback rights. These shares were valued at $67.5 million based upon the closing market price on the effective date of the transaction calculated at the closing market price of the Company’s common stock. The issuance was recorded as a $3.8 million asset and a $63.8 million expense in excess fair value of equity issuance over assets received. The capitalized asset was classified as capitalized prepaid software development of $2.8 million and capitalized licensing of $1.0 million. The estimated amortization was a 5-year life.

On May 4, 2023, the Company notified Infinios of its intent to terminate its relationship and commenced a good-faith negotiation with Infinios. The termination terms were not completely agreed upon as of the date of the Company’s 8-K dated June 7, 2023, as the negotiations between the Company and Infinios continued.

In June 2023 Infinios turned off all its services, and the Company wrote off the $6.1 million net capitalized asset as it was deemed to be impaired. See Note 3 Intangible Assets - Capitalized Development Cost and Prepaid Licenses.

On or about October 4, 2023, Infinios filed a demand for arbitration and a Statement of Claim before the International Centre for Dispute Resolution, Case No. 01-23-0004-3881 (the “Arbitration Claim”). In the Arbitration Claim, Infinios alleges damages of $598,525, and asserts a demand for the grant and registration of shares. On November 13, 2023, the Company filed an Answer to the Arbitration Claim, along with Counterclaims. While the Company will continue to pursue consensual means of resolving this dispute, it intends to vigorously defend the claims in the Arbitration Claim, and prosecute the causes of action in its Counterclaims.

Instacash and PayToMe.co

In June 2023, the Company entered into a licensing agreement with InstaCash and PayToMe.co.

NOTE 9 – STOCKHOLDERS’ EQUITY

ATM Offering

In August 2023, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $18.0 million through “at-the-market” offerings (ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. During the nine months ended September 30, 2023, the Company sold 229,283 shares of common stock under the ATM, for which the Company received net proceeds of $667 thousand, after deducting commissions, fees and expenses.

Common Stock

During the nine months ended September 30, 2023 and 2022, the Company issued 330,000 and 345,742, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $711 thousand and $566 thousand, respectively, based upon the closing market price of the Company’s common stock on the date of the agreement.

During the nine months ended September 30, 2023 and 2022, the Company granted 86,250 and 133,912 shares of common stock to the board of directors valued at $126 thousand and $194 thousand, respectively. The shares vest quarterly over the period of approximately one year.

As of September 30, 2023, the Company reserved 10,800 shares of common stock for HotHand's shareholders in relation to incomplete HotHand shareholder contact information and or unexecuted APCX shareholder issuance agreements. These said shares will remain in escrow until each party is identified and new issuance agreement is fully executed.

Stock Options

During the nine months ended September 30, 2023, options to purchase 763,726 shares of common stock at a weighted average price of $1.81 were granted as compensation to employees and consultants. The options vest in equal monthly installments ranging from instantly to 12 months. The options were valued at $1,149 thousand using a Black-Scholes options pricing model.

The fair value of the options for the nine months ended September 30, 2023 is estimated using a Black-Scholes option pricing model with the following range of assumptions:

Market value of common stock on issuance date	$1.77 - $3.12
Exercise price	$1.77 - $3.12
Expected volatility	162% - 172%
Expected term (in years)	2.0 - 2.5
Risk-free interest rate	4.15% - 4.52%
Expected dividend yields	–

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years

Outstanding December 31, 2022	1,089,868	$7.00	1.91
Issued	763,726	$1.81
Exercised	(10,528)	$1.43
Cancelled	(230,526)	$7.21
Outstanding as of September 30, 2023	1,612,540	$1.33	2.66
Outstanding as of September 30, 2023, vested	1,543,448	$1.30	2.66

The Company recorded $2.5 million option expenses for the nine months ended September 30, 2023, including expenses from repricing of the options at $711 thousand. The remaining expense outstanding through September 30, 2023 is $122 thousand which is expected to be expensed over the next one year in general and administrative expense.

On December 7, 2021, the board authorized the Company’s Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. The shareholders approved an additional 700,000 shares for the Company's Equity Incentive plan in May 2023. A total of 1,752,632 shares of common stock were authorized under the Equity Incentive Plan, for which as of September 30, 2023, a total of 430,390 are available for issuance.

In May 2023, the shareholders approved the Company's proposed resolution to re-price its options. The options were repriced to $0.7152 and $1.4304 for employees and non-employees respectively. The Company recorded the modification expense of $711 thousand during the nine months ended September 30, 2023.

Warrants

In 2020, the Company entered into a security purchase agreement with an investor pursuant to which the Company agreed to sell the investor a $300 thousand convertible note bearing interest at 12% per annum. The Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock, with an exercise term of five (5) years, at a per share price of $14.25 which may be exercised by cashless exercise. The number of warrants adjusted in the period ending March 31, 2022 due to a reset event on January 7, 2022 changed the exercise price from $9.50 to $2.52 and increased the number of warrants from 31,578 to 119,095. The warrants were deemed a derivative liability and recorded as a debt discount at their date of issuance. As of September 30, 2023, the derivative liabilities are zero as the Company settled the convertible note and also extinguished its warrants related to its derivative liability as a result of the settlement.

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

In total, the Company has 5,823,036 warrants outstanding as of September 30, 2023.

See Note 1 for information on warrants issued during the Offering and note 6 for additional information on the derivative liability.

NOTE 10 – SUBSEQUENT EVENTS

In August 2023, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $18.0 million through “at-the-market” offerings (ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. During the month ended October 31, 2023, the Company sold 246,317 shares of common stock under the ATM, for which the Company received net proceeds of $669 thousand after deducting commissions, fees and expenses.

On October 13, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Alliance Partners, LLC, a Nevada limited liability company (“Alliance Partners”), and Chris Leyva (the “Seller”), pursuant to which the Company agreed, upon the terms and subject to the conditions of the Membership Interest Purchase Agreement, to purchase all of the Seller’s interest in, to and under the membership interests of Alliance Partners (the “Transaction”). As consideration for the purchase of the membership interests of Alliance Partners, the Company has agreed to pay the Seller a total consideration of $2.0 million in cash and assume the obligations and liabilities of Alliance Partners, subject to the satisfaction of certain customary closing conditions.

The Company closed the Transaction on October 26, 2023 (the “Closing Date”). Pursuant to the terms of the Membership Interest Purchase Agreement, the Company paid $500,000 to the Seller. Subsequent to the Closing Date, on or before January 7, 2024, the Company shall pay $750,000 to the Seller, and on or before April 7, 2024, the Company shall pay $750,000 to the Seller.

On October 24, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with a certain accredited and institutional investor (the “Purchaser”) pursuant to which the Company has agreed to issue and sell to Purchaser an aggregate of: (i) 1,666,667 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and (ii) warrants (the “Purchase Warrants”) to purchase up to 1,666,667 shares of Common Stock, exercisable at $2.74 per share (the “Offering”). The offering price per Share and associated Purchase Warrants is $2.10.

On October 26, 2023, the Company closed the Offering and raised $3.5 million in gross proceeds from the Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and nine months ended September 30, 2023 and 2022, respectively.

Revenue

Revenue was approximately $140 thousand and $115 thousand for the three months ended September 30, 2023 and 2022, representing an increase of 22%. The increase was principally driven by licensing revenue in 2023.

Revenue was approximately $363 thousand and $342 thousand for the nine months ended September 30, 2023 and 2022, representing an increase of 6%. The increase was principally driven by licensing revenue in 2023.

Cost of Revenue

Cost of revenue was approximately $44 thousand and $54 thousand for the three months ended September 30, 2023 and 2022, respectively. The decrease was principally driven by lower transaction volume and fewer merchant accounts.

Cost of revenue was approximately $159 thousand and $167 thousand for the nine months ended September 30, 2023 and 2022, representing an decrease of 5%, driven primarily by lower transaction volume and fewer merchant accounts.

General and Administrative Expenses

General and administrative expenses were approximately $2.2 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, representing an increase of 63%. The increase was primarily driven by the new company-wide option awards on July 25, 2023, resulting in additional stock based compensation of $761 thousand.

General and administrative expenses were approximately $7.1 million and $5.5 million for the nine months ended September 30, 2023 and 2022, respectively, representing an increase of 30%. The increase was primarily driven by the modification of option awards resulting in additional stock based compensation of $711 thousand, and the new company-wide option awards on July 25, 2023, resulting in additional stock based compensation of $761 thousand.

Research and Development Expenses

Research and development expenses were approximately $0.8 million and $1.5 million for the three months ended September 30, 2023 and 2022. The decrease was primarily driven by lower stock based compensation in 2023.

Research and development expenses were approximately $2.8 million and $5.5 million for the nine months ended September 30, 2023 and 2022. The decrease was primarily driven by lower stock based compensation in 2023.

Impairment of Intangible Assets

Impairment of intangible assets were approximately $0 and $6.1 million for the three and nine months ended September 30, 2023 and 2022. On May 4, 2023, the Company notified Infinios of its intent to terminate its relationship with Infinios. Infinios turned off all its services in June 2023 and the Company wrote-off the $6.1 million capitalized asset as it was deemed to be impaired. See Note 3 Intangible Assets - Capitalized Development Cost and Prepaid Licenses. See Note 8 - Commitments and Contingencies.

Excess Fair Value of Equity Issuance Over Assets Received

Excess fair value of equity issuance over assets received expenses was $0 thousand and $0 thousand for the three months ended September 30, 2023 and 2022.

Excess fair value of equity issuance over assets received expenses was $0 thousand and $904 thousand for the nine months ended September 30, 2023 and 2022. The excess fair value over assets occurring was due to the timing of the share issuance to Infinios. The difference between the value of the newly issued shares and the value of the services performed was expensed as excess fair value of equity issuance over assets received. See Note 4 for additional information related to the Anti-dilution provision.

Interest Expense, net

Interest expenses, net was approximately $4 thousand and $41 thousand for the three months ended September 30, 2023 and 2022. The decrease was primarily due to the Company's repayment of forbearance loan and interest in February 2023.

Interest expenses, net was approximately $48 thousand and $137 thousand for the nine months ended September 30, 2023 and 2022. The decrease was primarily due to the Company's repayment of forbearance loan and interest in February 2023.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was approximately $0 thousand and $8 thousand for the three months ended September 30, 2023 and 2022. The decrease was primarily due to the Company's repayment of derivative liabilities in April 2023.

Change in fair value of derivative liability was approximately $27 thousand and $181 thousand for the nine months ended September 30, 2023 and 2022. The increase was primarily due to the Company's repayment of derivative liabilities in April 2023..

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

As of September 30, 2023, we had cash and cash equivalents of approximately $0.3 million, working capital deficit of approximately $0.7 million, and stockholders’ equity of approximately $0.8 million.

Management's Plan

The Company continues to have yearly losses from its limited revenues from operations. Management believes the present cash flows will not enable it to meet its commitments for twelve months from the date of filing. The Company maintains an effective registration statement on Form S-3 with the Securities and Exchange Commission that would allow the Company to raise additional capital in an amount up to $66.5 million. SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently limited by the Baby Shelf Rule as of the filing of this Quarterly Report, until such time as our public float exceeds $75 million. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner.

Cash Flows

Net cash used in or provided by, operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022

Net cash used in operating activities	$(6,545)	$(5,747)
Net cash from (used) in investing activities	(50)	(1,748)
Net cash provided by financing activities	3,384	13,365

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023 was approximately $6.5 million, which is comprised of (i) our net loss of $15.1 million, adjusted for non-cash expenses totaling $9.1 million (which includes adjustments for equity-based compensation, depreciation and amortization, impairment of capitalized software), and (ii) increased by changes in operating assets and liabilities of approximately $0.5 million.

Net cash used in operating activities during the nine months ended September 30, 2022 was approximately $5.7 million, which is comprised of (i) our net loss of $11.5 million, adjusted for non-cash expenses totaling $6.8 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities using approximately $1.1 million.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023, was $50,000 and was primarily due to the research and development of mobile app.

Net cash used by investing activities during the nine months ended September 30, 2022 was approximately $1.7 million and was primarily due to the purchase of software.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was approximately $3.4 million, which principally consists of net proceeds of $5.2 million through the issuance of common shares and warrants in our public offering, offset by repayments of the Loan forbearance Agreements in full..

Net cash provided by financing activities during the three months ended September 30, 2022 was approximately $13.4 million, which principally consists of net proceeds of $13.4 million through the sale of repurchase options.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of September 30, 2023, there have been no significant changes to our critical accounting estimates, except as described in Note 2 to our financial statements.

Software Development Costs

The Company capitalizes software development costs in developing internal use software when capitalizing requirements have been met. Costs prior to meeting the capitalization requirements are expensed as incurred. Equity and options granted are capitalized as part of the software development costs.

Recent Accounting Pronouncements

As of September 30, 2023, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Quarterly Report on Form 10-Q, we are not required to provide the information required by this item.

Item 4. Control and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company did not properly identify a triggering event under Accounting Standards Codification Topic 360 Property, Plant and Equipment and other applicable accounting guidance, which indicated that the Company’s capitalized software costs and prepaid licensing fees could be impaired. Further, the Company did not identify the contract termination and impairment as a significant disclosure item during the financial reporting process. As of September 30, 2023, the Company recognized impairment of its capitalized software costs and prepaid licensing fees approximately $6.1 million due to the termination of the Infinios contract. See Note 3 Intangible Assets - Capitalized Development Cost and Prepaid Licenses; and Note 8 Commitments and Contingencies.

Policies and procedures should be implemented to ensure that any significant events requiring disclosure are identified, accounted for, disclosed and reviewed by the management.

Other than the material weaknesses noted above, there have not been any changes in our internal control over financial reporting during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit	Description
1.1	At The Market Offering Agreement, dated as of August 21, 2023, by and between AppTech Payments Corp. and StockBlock Securities LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed on August 21, 2023, and incorporated herein by reference)

3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007 (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007 (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007 (filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008 (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009 (filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009 (filed as Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010 (filed as Exhibit 3.9 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010 (filed as Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010 (filed as Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010 (filed as Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011 (filed as Exhibit 3.15 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (filed as Exhibit 3.16 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011 (filed as Exhibit 3.17 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.18	AppTech Corp. Bylaws dated May 07, 2013 (filed as Exhibit 3.18 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013 (filed as Exhibit 3.19 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013 (filed as Exhibit 3.20 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015 (filed as Exhibit 3.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.22	AppTech Corp. Bylaws (Amended and Restated) dated March 27, 2020 (filed as Exhibit 3.22 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.23	AppTech Certificate of Incorporation filed with the Secretary of State of Delaware dated December 13, 2021 (filed as Exhibit 3.23 to the Registrant’s Registration Statement on Form S-1, as filed on December 15, 2021, and incorporated herein by reference)

33

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

3.28	AppTech Amended and Restated Bylaws (filed as Exhibit 3.22 to the Registrant’s Registration Statement on Form S-1, as filed on December 17, 2021, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Payments Corp.

Date: November 14, 2023	By:	/s/ Luke D’Angelo
Luke D’Angelo
Chief Executive Officer

Date: November 14, 2023	By:	/s/ Meilin Yu
Meilin Yu
Chief Financial Officer and Treasurer

35