Form 10-K
period 2023-12-31
AppTech Payments Corp.
filed 2024-04-01
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the last business day of the registrant’s last completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant was approximately $27.5 million, based on the closing price of the registrant’s common stock, on June 30, 2023, as reported by the Nasdaq Capital Market. For the purposes of this disclosure, shares of common stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 1, 2024, the registrant had 24,684,317 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2023 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this report identify important factors which you should consider in evaluating our forward-looking statements. These risks include, but are not limited to, the following:

•	delays and uncertainty associated with the boarding of clients to our platform;

•	substantial investment and costs associated with new potential revenue streams and their corresponding contractual obligations;

•	a slowdown or reduction in our sales due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

•	uncertainty regarding adverse macroeconomic conditions, including inflation, a recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, consumer confidence and spending, and high unemployment;

•	dependence on third-parties needed to facilitate our automated clearing house (“ACH”) and merchant service capabilities;

•	delay in or failure to obtain regulatory approval for any future products in additional countries, and;

•	current and future laws and regulations.

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

Item 1. Business

Business Overview

The financial services industry is going through a period of intensive growth driven by the advancement of technology and the rapid rise of contactless transactions due to societal changes, in part, as a response to COVID-19. End-users expect ease of use and an enhanced user experience in all their daily financial interactions. In this rapidly evolving digital marketplace, businesses have broad and frequently changing requirements to meet consumer expectations and operational efficiencies to maintain their competitive edge.

To flourish in this environment, businesses need to adopt new technologies to engage, communicate and process payments and manage payouts with their customers from a supplier that widely supports innovation and adaptation as the industry evolves. We believe our technologies will greatly increase the adoption of omni-channel payments and digital banking solutions in sectors that must quickly adapt and migrate to new, secure digital Fintech technologies. By embracing advancements in the payment and banking industries, we are well-positioned to meet the growing needs of existing and prospective clients and intend for our current and future products to be at the forefront of solving these accelerated market needs.

AppTech’s all-in-one Fintech platform, FinZeo™, delivers best-in-class financial technologies and capabilities through an ever-evolving modular cloud/edge-based architecture. The FinZeo platform houses a large array of financial products and services that can be implemented off-the-shelf or customized via modern APIs. Within its FinZeo platform, AppTech offers Payments-as-a-Service (“PaaS”), Banking-as-a-Service (“BaaS”), and the Commerse™ Portal.

FinZeo provides PaaS via integrated solutions for frictionless digital and mobile payment acceptance. These solutions provide advanced payment processing solutions by catering to the unique needs of each merchant. FinZeo’s PaaS solutions include ACH (automatic clearing house), credit & debit cards, eCheck, mobile processing, electronic billing, and text-to-pay. PaaS will also solve for multi-use case, multi-channel, API-driven, account-based issuer processing for card, digital tokens, and payment transfer transactions.

AppTech is positioned to further accelerate digital transformation through BaaS, layered with financial management tools that empower financial institutions to provide businesses, professionals, and individuals with the ability to better manage their finances anywhere, anytime at a fraction of the cost of traditional banking and financial services. BaaS fosters an ecosystem of immersive and scalable digital financial management services, including FinZeo's groundbreaking automated underwriting portal. By digitizing the underwriting process, Automated Underwriting expedites business onboarding with its intuitive digital application and e-signature capabilities. This portal offers customizable pricing, risk models, and access to multiple processors, ensuring tailored solutions for diverse needs.

The Commerse Portal empowers Independent Sales Organizations (ISOs) and Independent Software Vendors (ISVs) to seamlessly integrate their businesses, facilitating swift technology adoption. By leveraging the Commerse portal, ISOs/ISVs can streamline operations and foster growth, meeting the economic demands of their merchants. Through personalized portals, ISOs/ISVs have the flexibility to select and integrate FinZeo payments and banking services, thereby enhancing their offerings to clients.

FinZeo has a flexible architecture and can be fully white labeled to allow for rich, personalized payment and banking experiences. This cloud-based platform packages together elements of AppTech’s intellectual property, BaaS, PaaS and Commerse™️ Portal to create a one-hub connection point of multitenant portals giving the merchant, ISO/ISV, and each customer a well-defined user experience.

Corporate Information

AppTech Corp. reincorporated in Delaware on December 23, 2021 and changed its name to AppTech Payments Corp. The Company’s principal executive offices are located at 5876 Owens Avenue, Suite 100, Carlsbad, California 92008. Its phone number is (760) 707-5959. Its website address is www.apptechcorp.com. AppTech does not incorporate the information on or accessible through our website into this report. AppTech has included our website address in this report solely as an inactive textual reference.

Industry Background

The financial technology and payment processing industries are an integral part of today’s worldwide financial structure. The electronic payments industry is massive, with growth fueled by powerful long-term trends that continue to increase the acceptance and use of electronic payments compared to cash-based payments. According to the Federal Reserve’s Payment Study of 2022, the growth rate of noncash payments is 9.5% annually, reaching $128.51 trillion in value in 2021.1

The payment processing industry continues to evolve rapidly based on the application of new technology and changing customer needs. Changes in technology have allowed for new payment methods, such as mobile and contactless payments, which is driving demand for new innovative solutions to meet consumer expectations. This results in businesses increasingly being required to deliver more convenient methods of interacting with their customers to ensure loyalty and repeat business. As consumers continue to integrate mobile devices into their lives, there will be increased demand to conduct business through mobile wallets. In fact, PwC consumer research estimates a revenue opportunity of $60 billion for digital payment ecosystems.2

In addition to changing the payment industry by offering digital wallets to enable consumers to transact digitally, Fintech is disrupting the banking sector with banking-as-a-service though FDIC-insured neobanks.3 Digital banking is estimated to continue to grow to a value of $2.6 trillion with over 78 million users by 2027.4

Our Competitive Strengths

We believe our adaptable technology and product offerings differentiate us from our competitors. Our products and solutions help to eliminate much of our sector’s reliance on legacy payment rails and financial systems. The design and delivery are not being restricted by antiquated foundational technology. Management believes the applicability and frictionless nature of our products will offer an immediate impact on the digital financial services industry. Further, the solutions we intend to deliver to our clients will be driven off user-centered design principles to providing seamless, best-in-class experiences to the end-user.

Digital transformation is complex for most companies sighting such concerns around shifting company culture, legacy systems, rigidity of platforms and processes, and inefficiencies in skill sets and knowledge. Additionally, even when these companies see the value in digital transformation, often these companies face an inability to properly shift resources to new technology while maintaining customers on existing platforms. Non-discretionary spend required to “keep the lights on” outweighs leadership’s ability to invest in future technology, which results in vulnerabilities and competitive threats.

Our financial services platform was built to empower our clients with an extensible, adaptable framework capable of dynamically solving challenges found across the financial services industry. Further, this ability will allow us to drive deeply and expediently into specific market segments to solve problems that we find to be a continued burden on our client’s and their customer base. Based on market, client and end-user research and discovery, it is expected that these unique solutions produced for client’s will be highly leverageable across these segments to deliver experiences at scale while producing rapid revenue and profitability.

_____________________

1 Federal Reserve Payments Study (FRPS) – July 2023

2 PwC Global Consumer Insights Survey – 2020

3 Bankrate.com - Banking: What is a Neobank - November 2023

4 Statistia: Digital & Trends - Neobanking US Report - 2023

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

Our target market is forward-thinking financial institutions, technology companies, and Small to Medium Enterprises seeking to broaden their distribution through the addition of digital omnichannel payments and digital banking technologies. We will serve these markets by reducing integration complexity and streamlining their integrated financial services capabilities.

SMEs generally lack the resources of large enterprises to invest heavily in technology. As a result, they are more dependent on service providers, like AppTech, to handle critical functions including payment acceptance and other support services and are likely to be early adopters of new services that will further increase their efficiency and drive growth. Additionally, we are targeting financial institutions looking to maintain their ability to compete by digitizing their financial services offerings to meet market demand. By enhancing their customer’s user experience through the development of innovative and user centric multi-channel digital financial products, they will be able to maintain customer loyalty.

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

Businesses’ financial technology needs are increasingly complex. As electronic and mobile commerce continues to grow, businesses have no alternative but to use technology to better meet customer’s expectations. We believe that delivering innovative, adaptive, scalable, and operationally efficient products that meet their financial services needs will result in rapid market penetration for our anticipated product launches.

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

We seek to grow our business by pursuing the following strategies:

•	Increasing our customer base by offering unique and compelling, patent protected technology solutions;

•	Driving growth in our merchant services business through new and flexible technologies, including our secure text payment system, that will enable our customers to adapt to a rapidly changing marketplace;

•	Rolling-out our API-driven, account-based, issuer processing solution for card, digital token, and payment transfer transactions that will enable us to target multi-currency and multi-channel digital banking and embedded B2B payment opportunities;

•	Providing advanced technology to our clients to engage end-users via lead generation and text marketing services to enable businesses to better communicate with their customers and integrate our full suite of products;

•	Maintaining technological leadership by continuing to innovate and improve our scalable, extensible, cloud-based technology;

•	Pursuing strategic acquisitions, investments, or partnerships to complement and bolster our suite of Fintech products;

•	Creating cross-selling synergies through white-labeling or SaaS distribution enabling us to provide a holistic suite of products and services to financial institutions, technology companies, and SMEs;

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

Management believes there are substantial opportunities in emerging and developing markets for our anticipated products. Our mobile payment and digital banking solutions offer innovative avenues to unbanked and under banked communities to transact and provide remittances. Further, since internet connectivity is not required for our text payment solution, individuals with limited internet access will still be able to transact. These two factors could open our products to markets with immense growth potential.

Our Products and Services

We offer Fintech solutions that empowers financial institutions and enterprise brands to deliver “best-of-breed” B2B and B2C experiences through our revolutionary all-in-one platform and deployment model. Our modular platform will seamlessly integrate with legacy and cloud platforms to power a multitude of commerce experiences, including digital payments, financial wellness and more.

Merchant Services

Our core historical business is merchant transaction services. We create revenue by processing payments for credit and debit cards via POS (point of sale) equipment, eCommerce gateways, periodic ACH payments and gift & loyalty programs. We currently support over 100 merchants representing dozens of market verticals in managing their financial transactions.

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

Digital Financial Technology Platform consisting of Omnichannel Payments and Digital Banking

To power commerce experiences, our digital financial technology platform incorporates two distinct product pillars: (1) omnichannel digital payments featuring patented SMS text payment technology and (2) digital banking capabilities. The omnichannel payments pillar will consist of several stand-alone solutions, including hosted ecommerce checkout, a flexible payment gateway, patented text payment technology, alternative payment methods (APMs), as well as mobile and contactless payments. The Platform’s digital banking pillar will supply financial institutions with technology to give their customers – businesses, professionals, and individuals the ability to better manage their finances anywhere, anytime and at a fraction of the cost of traditional banking and financial services.

Developing and deploying customized commerce experiences runs atop the Platform stack. This will include 1) open and private payment and digital banking APIs, 2) select third-party APIs centered on personalization and automation, 3) white labeling 4) online collaboration and development tools, and 5) optional professional services engagement and support.

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

Our white-label, digital banking technology platform with payment capabilities will equip financial institutions (Fis), technology providers and brands with a digital “bank-in-a-box” – also referred to as our Banking-as-a-Service (BaaS) product. Furthermore, our Platform will enable multi-channel, pure digital financial services products unlike many other providers in the world. It incorporates a “plug-and-play” capability to facilitate deep integration with payment gateways, POS merchant services, alternative payment mechanisms, open-banking, ERP (“Enterprise Resource Planning”), CRM and web and mobile user interfaces to form an end-to-end, embedded, payment acceptance and digital banking solution that drives innovative and disruptive digital distribution products. Anticipated products include:

•	Neo-Banking for consumers and SMEs;

•	Embedded B2B and consumer virtual payments (VCNs);

•	P2P money transfer;

•	Payroll, expenses, management and B2C and G2C disbursements;

•	Treasury management;

•	Any other product that requires a prepaid or credit balance to be held and transacted upon.

Other attributes to our Platform will include:

•	Patented Technology including a Text-to-Pay patent that enables B2B, B2C and P2P payments via SMS, mobile push, email and other forms of embedded links. Combined with four mobile-to-computer messaging and lead generation patents, we can enable financial institutions, technology companies and businesses to unlock innovative customer experiences.

•	Personalization and User Experience are also at the core of our Platform. Through marketing automation capabilities, our Platform will provide an industry first online-to-offline customer attribution capability. Licensees of our Platform will be able to link their customer’s online behavior to their buying preferences in real-time in order to personalize the selling and buying experience, streamline checkout and improve conversion rates.

•	Automation is delivered through our APIs to unlock automated financial transactions and customer experiences. For example, our Platform can be simply configured to create many types of automated customer benefits and incentives including instant cashback or added-value promotions. Further, our Platform will be easily leverageable to create similar money saving experiences like round ups, i.e., rounding to the nearest dollar and depositing the difference between the purchase price and round-up into a digital bank account.

•	Integration and Embedded Payments are central functions of our Platform. As such, we offer developers and enterprises an open platform with flexible rest APIs to build new payment and financial transaction features in SaaS and cloud apps, or create compelling new digital financial services user experiences from scratch.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

AppTech recognizes the importance of developing, implementing, and maintaining strong cybersecurity measures to safeguard our information systems and protect our data's privacy and integrity.

Engage Third-parties on Risk Management

Due to the difficulties and evolving nature of cybersecurity threats, AppTech engages with external experts, including cybersecurity consultants and auditors to evaluate and test its risk management systems. These relationships allow us to utilize specialized knowledge and insights, ensuring our strategies and processes remain in-line with current best practices. These third-parties provide the Company with regular audits, threat assessments, and consultations on security enhancements. Also, during onboarding and periodically thereafter, we conduct trainings for the Company’s employees, contractors, and temporary workers about cybersecurity risks, including sending test phishing emails for training purposes to all users of the Company’s email system.

Oversee Third-party Risk

To manage the risks associated with third-party service providers, AppTech conducts weekly calls with its providers to monitor compliance on an ongoing basis. Issues that arise are addressed immediately with mitigating measures added to avoid future problems.

Risks from Cybersecurity Threats

Like other companies in our industry, we face several cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations, or financial condition, to date, we have, from time to time, experienced threats to and security incidents related to our data and systems, including denial of service and phishing attacks.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our third-party provider, the Company's Director of Information Technology and Director of Software Engineering (referred to as “IT”). Their knowledge, experience and relationship with our third-party vendor instrumental in developing and executing our cybersecurity strategies.

Risk Management Reporting

The IT Team provides updates to upper Management on a routine basis or as potentially critical risks from cybersecurity threats or incidents arise. In addition, the audit committee is notified of any material cybersecurity concerns that may impact internal controls, data storage, or the integrity of our financial reporting.

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

In September 2022, the Company opened a new office in Austin’s emerging tech hub to expand operations and foster growth. The first year lease is $11 thousand. The Company later extended the lease, the second year lease is $14 thousand.

Item 3. Legal Proceedings

Convertible Note and Warrant Lawsuit

On July 14, 2021, EMA Financial LLC, a Delaware limited liability company (“EMAF”), filed a complaint in the United States District Court for the Southern District of New York against the Company alleging breach of contract. On September 2, 2021, EMAF filed a motion for summary judgment. AppTech filed a motion to dismiss EMAF’s complaint in its entirety. On September 13, 2022, the court denied AppTech’s motion to dismiss, and granted EMAF’s motion for summary judgment in part and denied in part. On December 8, 2022, the United States District Court for the Southern District of New York awarded damages to EMA for $1.2 million. On December 15, 2022, AppTech appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2023, the Company secured a cash backed bond for $1.3 million for the appeal. On, or about, April 23, 2023, EMAF and AppTech entered into a settlement and release agreement providing for, among other things, a settlement amount of $880,000 and mutually releasing all claims arising from the Agreements. The case closed on our about April 27, 2023. The related convertible note, warrants, and derivative liabilities were extinguished resulting in a gain of $250 thousand during the year ended December 31, 2023.

NCR Lawsuit

On November 30, 2022, AppTech filed a complaint against NCR Payment Solutions, LLC in the United States District Court for the Southern District of California alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Specific Performance and Accounting. NCR filed a motion to dismiss, motion to transfer venue and motion to compel arbitration. Both parties are actively working to settle the claim.

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

In the years of 2021 and 2022, the Company paid Infinios $1.8 million and issued to an Infinios' affiliate about 1,895,948 shares of common stock of the Company.

On May 4, 2023, unsatisfied with Infinios’ performance of its contractual obligations, the Company notified Infinios of its intent to terminate its relationship and commenced a good-faith negotiation with Infinios regarding the termination terms.

In June 2023, Infinios turned off all its services, and the Company wrote off the $6.1 million net capitalized asset as it was deemed to be impaired.

On or about October 5, 2023, Infinios filed a demand for arbitration and a Statement of Claim before the International Centre for Dispute Resolution, Case No. 01-23-0004-3881 (the “Arbitration Claim”). In the Arbitration Claim, Infinios asserts claims for breach of contract, quantum meruit, and account stated. Infinios alleges damages of $598,525, and asserts a demand for the grant and registration of shares.

On November 13, 2023, the Company filed an Answer to the Arbitration Claim, along with Counterclaims for breach of contract, fraudulent inducement, unjust enrichment, breach of fiduciary duty, and breach of the covenant of good faith and fair dealing.

At a Preliminary Hearing held on February 22, 2024, hearing dates of August 12 and 13, 2024, August 19 and 20, 2024, and October 21 and 22, 2024 were scheduled.

While the Company will continue to pursue consensual means of resolving this dispute, it intends to vigorously defend the claims in the Arbitration Claim, and prosecute the causes of action in its Counterclaims.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been registered with the SEC since 1999 and trading on the OTC Pink Open Market since 2010. We successfully uplisted to NASDAQ on January 7, 2022 under the symbol “APCX”. Our warrants are listed under the symbol “APCXW”. The Company joined the Russell Microcap® Index at the conclusion of the 2023 Russell indexes annual reconstitution, effective after the US market opened on June 26, 2023.

Stockholder Data

As of April 1, 2024, 24,684,317 shares of our common stock were outstanding and held of record by 5,168 stockholders, and 14 shares of preferred stock were outstanding.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception.

Equity Compensation Plan

For information regarding securities authorized under the equity compensation plan, see Item 12.

Recent Sales of Unregistered Securities

None.

Item 6. RESERVED

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and related notes included elsewhere in this report. Certain statements contained in this report, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of our company and the products and services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also forward-looking statements which involve risks, uncertainties, and assumptions. Because forward-looking statements are inherently subject to risks and uncertainties, our actual results may differ materially from the results discussed in the forward-looking statements.

Business Overview

The financial services industry is going through a period of intensive growth driven by the advancement of technology and the rapid rise of contactless transactions due to societal changes, in part, as a response to COVID-19. End-users expect ease of use and an enhanced user experience in all their daily financial interactions. In this rapidly evolving digital marketplace, businesses have broad and frequently changing requirements to meet consumer expectations and operational efficiencies to maintain their competitive edge.

To flourish in this environment, businesses need to adopt new technologies to engage, communicate and process payments and manage payouts with their customers from a supplier that widely supports innovation and adaptation as the industry evolves. We believe our technologies will greatly increase the adoption of omni-channel payments and digital banking solutions in sectors that must quickly adapt and migrate to new, secure digital Fintech technologies. By embracing advancements in the payment and banking industries, we are well-positioned to meet the growing needs of existing and prospective clients and intend for our current and future products to be at the forefront of solving these accelerated market needs.

AppTech’s all-in-one Fintech platform, FinZeo™, delivers best-in-class financial technologies and capabilities through an ever-evolving modular cloud/edge-based architecture. The FinZeo platform houses a large array of financial products and services that can be implemented off-the-shelf or customized via modern APIs. Within its FinZeo platform, AppTech offers Payments-as-a-Service (“PaaS”), Banking-as-a-Service (“BaaS”), and the Commerse™ Portal.

FinZeo provides PaaS via integrated solutions for frictionless digital and mobile payment acceptance. These solutions provide advanced payment processing solutions by catering to the unique needs of each merchant. FinZeo’s PaaS solutions include ACH (automatic clearing house), credit & debit cards, eCheck, mobile processing, electronic billing, and text-to-pay. PaaS will also solve for multi-use case, multi-channel, API-driven, account-based issuer processing for card, digital tokens, and payment transfer transactions.

AppTech is positioned to further accelerate digital transformation through BaaS, layered with financial management tools that empower financial institutions to provide businesses, professionals, and individuals with the ability to better manage their finances anywhere, anytime at a fraction of the cost of traditional banking and financial services. BaaS fosters an ecosystem of immersive and scalable digital financial management services, including FinZeo's groundbreaking automated underwriting portal. By digitizing the underwriting process, Automated Underwriting expedites business onboarding with its intuitive digital application and e-signature capabilities. This portal offers customizable pricing, risk models, and access to multiple processors, ensuring tailored solutions for diverse needs.

The Commerse Portal empowers Independent Sales Organizations (ISOs) and Independent Software Vendors (ISVs) to seamlessly integrate their businesses, facilitating swift technology adoption. By leveraging the Commerse portal, ISOs/ISVs can streamline operations and foster growth, meeting the economic demands of their merchants. Through personalized portals, ISOs/ISVs have the flexibility to select and integrate FinZeo payments and banking services, thereby enhancing their offerings to clients.

FinZeo has a flexible architecture and can be fully white labeled to allow for rich, personalized payment and banking experiences. This cloud-based platform packages together elements of AppTech’s intellectual property, BaaS, PaaS and Commerse™ Portal to create a one-hub connection point of multi-tenant portals giving the merchant, ISO/ISV, and each customer a well-defined user experience.

AppTech was reincorporated in Delaware on December 23, 2021. During this time, the business name was changed to AppTech Payments Corp. AppTech’s executive offices are located at 5876 Owens Avenue, Suite 100, Carlsbad, California 92008. The Company’s phone number is (760) 707-5959. The Company’s website address is www.apptechcorp.com. AppTech does not incorporate the information on or accessible through our website into this report. The Company has included our website address in this report solely as an inactive textual reference.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for years ended December 31, 2023 and 2022, respectively. We have derived this data from our annual consolidated financial statements included elsewhere in this report.

Year Ended December 31, 2023

Compared to Year Ended December 31, 2022

(in thousands, except per share data)

The following table presents our historical results of operations for the periods indicated:

	Year ended December 31		Change
(in thousands)	2023	2022	Amount	%

Revenue	$504	$450	$54	12%
Cost of revenue	187	220	(33)	(15)%
Gross profit	317	230	87	38%

Operating expenses
General and administrative	9,873	8,003	1,870	23%
Research and development	3,498	7,557	(4,059)	(54)%
Impairment of Intangible assets	6,131	–	6,131	100%
Excess fair value of equity issuance over assets received	–	904	(904)	(100)%
Total operating expenses	19,502	16,464	3,038	18%

Loss from operations	(19,185)	(16,234)	(2,951)	18%

Other income (expenses)
Interest expense, net	(52)	(417)	365	(88)%
Change in fair value of Derivative Liability	27	166	(139)	(84)%
Loss on debt extinguishment	(17)	–	(17)	(100)%
Other income (expenses)	715	204	511	250%
Total other expenses	673	(47)	720	(1,532)%

Loss before income taxes	(18,512)	(16,281)	(2,231)	14%

Provision for income taxes	–	–	–	–

Net loss	$(18,512)	$(16,281)	$(2,231)	14%

Revenue

Revenue was approximately $504 thousand for the year ended December 31, 2023, compared to $450 thousand for the year ended December 31, 2022, representing an increase of 12%. The increase was principally driven by the new licensing revenue and offset by lower merchant processing revenue.

Cost of Revenue

Cost of revenue was approximately $187 thousand for the year ended December 31, 2023, compared to $220 thousand for the year ended December 31, 2022, representing a decrease of 15%. The decrease was principally driven by lower transaction volume, and the licensing revenue has no corresponding costs of revenue.

General and Administrative Expenses

General and administrative expenses was approximately $9.9 million for the year ended December 31, 2023, compared to $8.0 million or the year ended December 31, 2022, representing an increase of 23%. The increase was primarily driven by an increased stock-based compensation of $0.9 million for the year ended December 31, 2023.

Excess fair value of equity issuance over assets received

Excess fair value of equity issuance over assets received expenses was none for the year ended December 31, 2023.

Excess fair value of equity issuance over assets received expenses were approximately $904 thousand for the year ended December 31, 2022. In connection with the shares to be issued as part of the HotHand acquisition, and to be in compliance with its anti-dilution provision with Infiinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares have not been issued to Infinios as of December 31, 2022.

Research and Development Expenses

Research and development expenses were approximately $3.5 million for the year ended December 31, 2023, compared to $7.6 million for the year ended December 31, 2022, representing a decrease of 54%. The decrease was primarily due to lower stock based compensation.

Interest Expense, net

Interest expense, net was approximately $0.1 million for the year ended December 31, 2023, compared to $0.4 million for the year ended December 31, 2022, representing a decrease of 88%. The decrease was primarily due to the Company's repayment of forbearance loan and interest in February 2023.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was approximately $27 thousand for the year ended December 31, 2023, compared to $166 thousand for the year ended December 31, 2022, representing a decrease of 84%. The decrease was primarily due to the Company's settlement of the notes and warrants that contained the embedded derivative liabilities in April 2023.

Other income (expenses)

Other income was approximately $0.7 million for the year ended December 31, 2023, compared to approximately $0.2 million for the year ended December 31, 2022. The increase was primarily driven by $430 thousand gain from cancellation of stock repurchase liabilities and gain of $250 thousand from extinguishment of related convertible note, warrants, and derivative liabilities.

Liquidity and Capital Resources

The Company successfully completed its capital raise and uplisting onto NASDAQ (herein referred to its “Offering”) on January 7, 2022. As part of the Offering, the Company executed a 9.5 to 1 reverse split of its common stock. In addition, the Offering sold 3,614,458 units of our common stock (a unit consisted of one share of common stock and a warrant to purchase one share of common stock) with a current exercise price of $4.15 per unit. In addition, 542,168 warrants were granted. The Offering provided net proceeds of approximately $13.4 million. All shares and share prices within this 10-K have been adjusted to reflect the stock split.

On February 2, 2023, the Company announced the closing of its previously announced $5.0 million registered direct offering (the “February Registered Direct Offering”) with a single institutional investor to sell 1,666,667 shares of its common stock (the “February Shares”) and warrants to purchase up to 1,666,667 shares (the “February Warrants”) in a concurrent private placement (the “Private Placement”). The combined purchase price for one February Share and one February Warrant was $3.00. Each of the February Warrants will have an exercise price of $4.64 per share of common stock and are exercisable on and after August 1, 2023. The February Warrants will expire five years from the date on which they become exercisable. The aggregate gross proceeds from the February Registered Direct Offering and the concurrent Private Placement were approximately $5.0 million before deducting placement agent fees and other estimated offering expenses. The Company used a portion of the proceeds to fulfill its obligations and paid all of its Loan Forbearance Agreements related to the notes payable in full. See Note 6 to the accompanying financial statements for the agreements that have been paid off. These warrants were reset from $4.64 to $2.74 as a result of the October 2023 offering below.

On October 26, 2023, the Company announced the closing of its previously announced $3.5 million registered direct offering (the “October Registered Direct Offering”) to sell 1,666,667 shares of its common stock (the “October Shares”) and warrants to purchase up to 1,666,667 shares (the “October Warrants”). The combined purchase price for one October Share and one October Warrant was $2.10. Each of the February Warrants will have an exercise price of $2.74 per share of common stock and are exercisable on and after October 26, 2023. The October Warrants will expire five years from the date on which they become exercisable.

The aggregate gross proceeds from the October Registered Direct Offering were approximately $3.5 million before deducting placement agent fees and other estimated offering expenses. The Company used the proceeds for the acquisition of Alliance Partners, LLC pursuant to the membership interest purchase agreement, dated October 13, 2023, by and among the Company, Alliance Partners, LLC and Chris Leyva and the remainder of the proceeds for working capital and general corporate purposes.

During the year ended December 31, 2023, the Company recorded an expense totaling $763 thousand due to the reset in the exercise price of the warrants.

In August 2023, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $18.0 million through “at-the-market” offerings (ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. During the year ended December 31, 2023, the Company sold 475,600 shares of common stock under the ATM, for which the Company received net proceeds of $1.3 million, after deducting commissions, fees and expenses.

As of December 31, 2023, we had cash and cash equivalents of approximately $1.3 million, working capital of negative $2.6 million, and stockholders’ equity of approximately $4.2 million.

During the year ended December 31, 2023, we met our immediate cash requirements through existing cash balances, public offerings, and “at-the-market” offerings (ATM). See Note 10 – Stockholders’ Equity (Deficit).

Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Management's Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company's current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

In addition to an open S-3 filed with the SEC, management is actively pursuing additional funding options and is confident that two of its revenue streams will begin generating revenue in the following twelve months from the issuance date of these financial statements.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting. Management is also dedicated to implementing comprehensive expense reduction strategies across the Company’s operations to enhance financial stability.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods (in thousands).

Year Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022

Net cash used in operating activities	$(8,859)	$(8,199)
Net cash provided by (used in) investing activities	$(500)	$(1,791)
Net cash provided by financing activities	$7,178	$13,444

Cash Flow from Operating Activities

Net cash used in operating activities during the year ended December 31, 2023, was approximately $8.9 million, which is comprised of (i) our net loss of $18.5 million, adjusted for non-cash expenses totaling $10.3 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) is decreased by changes in operating assets and liabilities of approximately $0.7 million.

Net cash used in operating activities during the year ended December 31, 2022 was approximately $8.2 million, which is comprised of (i) our net loss of $16.3 million, adjusted for non-cash expenses totaling $8.8 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities using approximately $674 thousand.

Cash Flow from Investing Activities

Net cash used by investing activities during the year ended December 31, 2023 was approximately $0.5 million. This expenditure was primarily attributable to an initial payment of $0.5 million related to the acquisition of FinZeo.

Net cash used by investing activities during the year ended December 31, 2022 was approximately $1.8 million and was primarily due to the internal capitalized software costs.

Cash Flow from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was approximately $7.2 million, which principally consists of net proceeds of $8.9 million through the issuance of common shares and warrants in our public offering.

Net cash provided by financing activities during the year ended December 31, 2022 was approximately $13.4 million, which principally consists of net proceeds of $13.5 million through the issuance of common shares and warrants in our public offering.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates include those related to the valuation of goodwill impairment and intangible assets, and equity-based compensation. These estimates are based on historical experience and assumptions believed to be reasonable under current conditions. It's important to note that actual results could differ from these estimates.

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of December 31, 2023, there have been no significant changes to our critical accounting estimates nor to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

Equity-Based Compensation: We estimate the fair value of stock options granted using the Black-Scholes option pricing model, which requires input of subjective assumptions. The model inputs include expected stock price volatility, expected term, risk-free interest rate, and dividend yield. The assumptions about future stock price volatility and the option’s expected term involve significant judgments based on historical data and future expectations. The reported equity-based compensation expense is sensitive to changes in the volatility assumption. An increase in expected volatility could materially impact the amount of compensation expense recognized.

Business Combination

Recognition and Measurement: Companies must recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquiree at their fair value on the acquisition date.

Goodwill: Arises when the consideration transferred in a business combination exceeds the fair value of the net identifiable assets acquired. It represents future economic benefits arising from assets that are not individually identified and separately recognized.

Intangible Assets: Identifiable intangible assets, distinguishable either by separability from the acquired entity or through contractual or other legal rights, are valued and reported independently from goodwill. These assets include, but are not limited to, trademarks, customer relationships, proprietary technology, and patents. The fair value of these intangible assets is determined at the time of acquisition and is subject to subsequent impairment tests.

The fair value of identifiable intangible assets is estimated using income, market, or cost approach methods. The income approach, often applied through the discounted cash flow (DCF) method, involves projecting future cash flows attributable to the asset and discounting them to present value using a discount rate that reflects the risk associated with those cash flows. The estimation of fair value is inherently uncertain due to the assumptions and judgments involved in projecting future cash flows, determining appropriate discount rates, and estimating the useful life of each asset.

Over the reporting period, changes in market conditions, technological advancements, or strategic shifts in the business may necessitate revisions to the assumptions used in the valuation of identifiable intangible assets. Management closely monitors these factors and will adjust the valuation of intangible assets as appropriate, reflecting the impact of any such changes in our financial statements.

Contingent Consideration: Any contingent consideration, such as earn-outs, is measured at fair value at the acquisition date and can be adjusted in subsequent periods if the fair value changes.

Goodwill Impairment

Goodwill Impairment Testing: The process requires an annual test for impairment of goodwill, and more frequent testing if certain indicators suggest that the goodwill might be impaired. This assessment involves comparing the carrying amount of a reporting unit, including goodwill, to its fair value. Key estimates in determine fair value include: a) Cash Flow Projections: Utilizing the DCF method, management estimates future cash flows based on current performance, business plans, and expected market growth, introducing judgment due to forecasting uncertainties. b) Discount Rate: The discount rate, reflecting the WACC and adjusted for unit-specific risks, is crucial for present value calculations, with changes significantly affecting fair value estimations; c) Long-term Growth Rates: Assumptions on sustainable growth rates impact the terminal value in the DCF model, thus influencing the overall fair value of the reporting unit.

Impairment Loss Calculation: The impairment loss, representing the excess of the carrying amount of goodwill over its implied fair value, is highly sensitive to the estimates and assumptions used in the fair value calculation. Small changes in cash flow projections, discount rates, or long-term growth rates can result in significant adjustments to the impairment loss recognized in the income statement. Given the dynamic nature of business conditions, technological advancements, and market competition, estimates used in goodwill impairment testing may change from one period to another. Management is tasked with regularly reviewing and updating these estimates to reflect the latest available information and market conditions.

Once an impairment loss is recognized, it is not reversible in subsequent periods. This finality places additional importance on the accuracy and reasonableness of the underlying estimates and assumptions.

Impairment of Long-Lived Assets

Our company evaluates long-lived assets, including capitalized software, for impairment when there are indicators that the carrying amount may not be recoverable. This process involves comparing the carrying amount to the expected future undiscounted cash flows from the asset. If the carrying amount exceeds the expected cash flows, an impairment charge is recognized to reduce the asset's carrying amount to its fair value.

Indicators of impairment include significant underperformance against projections, market or economic downturns, and technological obsolescence. The fair value is determined using market data or discounted cash flow models. An impairment loss is recorded as an expense immediately.

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

Recent Accounting Pronouncements

As of December 31, 2023, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

During the year ended December 31, 2023, 345,000 shares of common stock were issued to several consultants and employees in connection with business development, professional, and employment services with a value of $738 thousand.

During the year ended December 31, 2023, 115,000 shares of common stock were issued to the board of directors. The shares were earned over the course of the year and had a value of $168 thousand.

During the year ended December 31, 2022, 371,594 of common stock were issued to several consultants and employees in connection with business development, professional, and employment services with a rendered value of $603 thousand.

During the year ended December 31, 2022, 162,914 shares of common stock were issued to the board of directors. The shares were earned over the directors term and rendered a value of $236 thousand.

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

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses in our internal control over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The management has identified a material weakness in our internal control over financial reporting, primarily due to insufficient formal financial reporting policies and procedures resulting in material post-close adjustments and a related party transaction was initially not disclosed.

Policies and procedures should be implemented to ensure that any significant events requiring disclosure are identified, accounted for, disclosed and reviewed by the management.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2023 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

During the quarter ended December 31, 2023, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our executive officers will be presented under the caption “Executive Officers” in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2023 (the 2023 Proxy Statement) and is incorporated herein by reference.

The information required by this item regarding our compliance with Section 16 of the Exchange Act of 1934, as amended, will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our 2023 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee will be presented under the caption “Corporate Governance - Board Committee - Audit Committee” in our 2023 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our code of ethics was previously presented under the caption “Corporate Governance - Code of Business Conduct” in our 2023 Proxy Statement and is incorporated herein by reference. There is no material change.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be presented under the caption “Executive Compensation” in our 2023 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director compensation will be presented under the caption “Corporate Governance - Director Compensation” in our 2023 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our compensation committee will be presented under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership and certain beneficial owners and management will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2023 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan

The following table provides information, as of December 31, 2023, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under existing or future awards under our 2023 Equity Incentive Plan (“2023 Plan”). The 2023 Plan was approved by our Board of Directors and ratified by our shareholders at our 2023 Annual Shareholder Meeting.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))

Equity compensation plans approved by security holders	992,210	$ 1.23 (1)	407,114
Equity compensation plans not approved by security holders	–	–	–
Total	992,210	$ 1.23	407,114

_______________

(1)    The weighted-average exercise price does not take into account restricted stock units, which do not have an exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related persons transactions will be presented under the caption “Certain Relationships and Related Persons Transactions” in our 2023 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director independence will be presented under the caption “Corporate Governance - Independent Directors” in our 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item regarding aggregate fees billed to us by our independent registered public accounting firm’s fees will be presented in our 2023 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee’s pre-approval policies and procedures will be presented in our 2023 Proxy Statement and is incorporated herein by reference.

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

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AppTech Payments Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AppTech Payments Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has limited revenues and has suffered recurring losses from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Going Concern

As discussed above and in Note 1 to the consolidated financial statements, the Company has experienced recurring losses from operations and has limited revenues. The ability of the Company to continue as going concern is dependent on executing business plans and ultimately to attain profitable operations. Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements. Management intends to continue to fund its business by way of public or private offerings of the Company’s stock, through expense reductions, and through anticipated new revenue streams, to satisfy the Company’s obligations as they come due for at least one year from the financial statement issuance date. However, the Company has not concluded that these plans alleviate the substantial doubt related to its ability to continue as a going concern.

How the Critical Audit Matter was Addressed in the Audit

We determined the Company’s ability to continue as a going concern is a critical audit matter due to the estimation and uncertainty regarding the Company’s available capital and the risk of bias in management’s judgments and assumptions in their determination. Our audit procedures related to the Company’s assertion on its ability to continue as a going concern included the following, among others:

a.	We inquired of Company management and reviewed Company records to assess whether there are additional factors that contribute to the uncertainties disclosed.

b.	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.

c.	We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

d.	We reviewed and evaluated management's plans for dealing with the adverse effect of these conditions.

/s/ dbbmckennon
3501
We have served as the Company’s auditor since 2014
San Diego, California
April 1, 2024

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 and 2022

(in thousands, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,281	$3,462
Accounts receivable	30	51
Prepaid expenses	205	183
Prepaid license fees - current	–	729
Total current assets	1,516	4,425
Prepaid license fees – long term	–	2,700
Note receivable	26	26
Right of use asset	66	127
Security deposit	9	9
Intangible assets, net of accumulated amortization	4,428	311
Goodwill	1,161	–
Capitalized software development and license, net of accumulated amortization	1,147	4,921
TOTAL ASSETS	$8,353	$12,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,799	$347
Accrued liabilities	1,958	1,870
Stock repurchase liability	–	430
Convertible notes payable, net of $0 thousand and $4 thousand debt discount	–	676
Notes payable	1	1,021
Notes payable related parties	–	88
Deferred revenue	244	–
Derivative liabilities	–	433
Right of use liability	78	64
Total current liabilities	4,080	4,929
Long-term liabilities
Right of use liability, net of current portion	14	99
Notes payable, net of current portion	65	67
Total long-term liabilities	79	166
TOTAL LIABILITIES	4,159	5,095

Commitments and contingencies (Note 9)	–	–

Stockholders’ equity
Series A preferred stock; $0.001 par value; 10,526 shares authorized; 14 shares issued and outstanding at December 31, 2023 and 2022	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 22,251,742 and 16,697,280 issued and outstanding at December 31, 2023 and 2022, respectively	22	17
Additional paid-in capital	163,921	147,881
Accumulated deficit	(159,749)	(140,474)
Total stockholders’ equity	4,194	7,424
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,353	$12,519

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

(in thousands, except per share data)

	December 31, 2023	December 31, 2022

Revenues	$504	$450
Cost of revenues	187	220
Gross profit	317	230

Operating expenses:
Selling, general and administrative, including stock based compensation of $2,494 thousand and $1,548 thousand, for the years ended December 31, 2023 and 2022, respectively	9,873	8,003
Impairment of intangible assets	6,131	–
Excess fair value of equity issuance over assets received	–	904
Research and development, including stock based compensation of $982 thousand and $6,158 thousand, for the years ended December 31, 2023 and 2022, respectively	3,498	7,557
Total operating expenses	19,502	16,464

Loss from operations	(19,185)	(16,234)

Other income (expenses)
Interest expense	(52)	(417)
Change in fair value of derivative liability	27	166
Loss on debt extinguishment	(17)	–
Other income (expenses)	715	204
Total other expenses	673	(47)

Loss before provision for income taxes	(18,512)	(16,281)

Provision for income taxes	–	–

Net loss	$(18,512)	$(16,281)
Deemed dividend related to warrant resets	(763)	–
Net loss attributable to common stockholders	$(19,275)	$(16,281)

Basic and diluted net loss per common share	$(1.01)	$(1.00)
Weighted-average number of shares used basic and diluted per share amounts	19,103,000	16,246,000

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

(in thousands, except per share data)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2021	14	$–	11,944,600	$12	$124,225	$(124,193)	$44
Net loss	–	–	–	–	–	(16,281)	(16,281)
Stock based compensation	–	–	534,508	1	7,705	–	7,706
Anti-dilution provision	–	–	451,957	–	2,123	–	2,123
Common stock issued for forbearance	–	–	10,967	–	10	–	10
Option exercise	–	–	42,105	–	20	–	20
Common stock issued for patents	–	–	225,000	–	407	–	407
Common stock cancelled	–	–	(126,315)	–	–	–	–
Net proceeds from sale of offering shares	–	–	3,614,458	4	13,391	–	13,395
Balance December 31, 2022	14	$–	16,697,280	$17	$147,881	$(140,474)	$7,424
Net loss	–	–	–	–	–	(18,512)	(18,512)
Stock based compensation	–	–	460,000	–	3,476	–	3,476
Issuance of shares for settlement	–	–	250,000	–	400	–	400
Option exercise	–	–	35,528	–	33	–	33
Repricing of warrants	–	–	–	–	763	(763)	–
Net proceeds from sale of common shares	–	–	3,808,934	4	8,929	–	8,933
Shares issued for debt extinguishment	–	–	1,000,000	1	2,439	–	2,440
Balance December 31, 2023	14	$–	22,251,742	$22	$163,921	$(159,749)	$4,194

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

(in thousands, except per share data)

	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,512)	$(16,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	3,476	7,706
Expense/loss from shares issued for settlement	400	–
Common stock issued for forbearance	–	10
Gain on relief of accrued interest	–	(150)
Loss on debt extinguishment	17	–
Stock issued for excess fair value of equity	–	904
Cancellation of stock repurchase liabilities	(430)	–
Impairment of intangible assets	6,131	–
Gain on settlement of convertible note, warrants and derivative liabilities	(250)	–
Amortization of debt discount	4	47
Amortization of intangible assets and software	985	405
Change in fair value of derivative liabilities	(27)	(166)
Changes in operating assets and liabilities:
Accounts receivable	21	(11)
Prepaid expenses	362	(38)
Prepaid license costs	–	180
Accounts payable	540	(909)
Accrued liabilities	(1,809)	104
Deferred revenue	244	–
Right of use asset and liability, net	(11)	–
Net cash used in operating activities	(8,859)	(8,199)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development	–	(1,789)
Other assets	–	(2)
Acquisition	(500)	–
Net cash used in investing activities	(500)	(1,791)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loans payable - related parties	(88)	–
Proceeds from sale of common stock	8,933	13,488
Repayment of note payable	(1,021)	(14)
Repayment of convertible note payable	(679)	(50)
Proceeds received from exercise of stock options	33	20
Net cash provided by financing activities	7,178	13,444
Changes in cash and cash equivalents	(2,181)	3,454
Cash and cash equivalents, beginning of year	3,462	8
Cash and cash equivalents, end of year	$1,281	$3,462
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$1,233	$–
Cash paid for income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock for intangible assets	$–	$407
Common stock issued for forbearance	$–	$10
Relief of anti-dilution liability through issuance of common stock	$–	$2,124
Issuance of stock for prepaid services	$–	$269
Cancellation of stock repurchase liabilities	$430	$–
Accrual of the acquisition consideration	$1,500	$–
Goodwill from acquisition	$1,161	$–
Intangible assets from acquisition	$4,400	$–
Shares issued for loan extinguishment	$2,440	$–

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

AppTech has a highly secure digital payments platform that we acquired and are further developing digital banking products to power commerce experiences for clients and their customers. Based upon industry standards for payment and banking protocols, we will offer standalone products and fully integrated solutions that deliver innovative, unparalleled payments, banking, and financial services experiences. Our processing technologies can be taken off-the-shelf or tapped into via our RESTful APIs to build fully branded and customizable experiences while supporting tokenized, multi-channel, and multi-method transactions.

AppTech stock trades under the symbol “APCX” and its warrants trade under the symbol “APCXW,” on the Nasdaq Capital Market (“NASDAQ”).

The Company successfully completed its capital raise and uplisting onto NASDAQ (herein referred to as its “Offering”) on January 7, 2022. As part of the Offering, the Company executed a 9.5 to 1 reverse split of its common stock. In addition, the Offering sold 3,614,458 units of our common stock (a unit consisting of one share of common stock and a warrant to purchase one share of common stock) currently exercisable at $4.15 per unit. In addition, 542,168 warrants were granted by EF Hutton and the Offering warrants of 3,614,458, all having a five-year expiration and an exercise price of $5.19. The Offering provided net proceeds of approximately $13.4 million.

In February 2023, the Company completed an underwritten public offering of its common stock and warrants, raising gross proceeds of approximately $5.0 million. In October 2023, the Company completed an underwritten public offering of its common stock and warrants, raising gross proceeds of approximately $3.5 million. As of December 31, 2023, approximately $61.5 million remains available under the shelf registration statement Form S-3 (File No. 333-265526) previously filed and declared effective by the Securities and Exchange Commission (SEC) on July 15, 2022.

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

As part of the arrangement with InstaCash, the Company negotiated a 7.5% preferred share equity interest. As of the date of this filing, the shares have not been issued to AppTech. InstaCash's CEO also provides investor relation services to the company.

AppTech negotiated a 7.5% preferred share equity stake in PayToMe.co, but the shares have not been issued as of the date of this filing. Additionally, PayToMe.co is a related party to AppTech. Senior members of the Company sit on PayToMe.co's board of directors and AppTech's Chief Financial Officer (“CFO”) is married to its founder and Chief Executive Officer (“CEO”).

In August 2023, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $18.0 million through “at-the-market” offerings (ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. During the year ended December 31, 2023, the Company sold 475,600 shares of common stock under the ATM, for which the Company received net proceeds of $1.3 million, after deducting commissions, fees and expenses.

Purchase of Alliance Partners, LLC

On October 13, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Alliance Partners, LLC, a Nevada based software development limited liability company (“Alliance Partners”, “FinZeo”), and Chris Leyva (the “Seller”), pursuant to which the Company agreed, upon the terms and subject to the conditions of the Membership Interest Purchase Agreement, to purchase 100% of the Seller’s interest in, to and under the membership interests of Alliance Partners (the “Transaction”). As consideration for the purchase of the membership interests of Alliance Partners, the Company agreed to pay the Seller total consideration of $2.0 million in cash and assume certain short-term and long-term liabilities of Alliance Partners. The primary reason for the purchase was to acquire FinZeo's intellectual property, personnel, and software platform needed to board AppTech's potential customers.

The Company closed the Transaction on October 26, 2023 (the “Closing Date”).

On October 31, 2023, the Company issued 1 million shares of its common stock to an entity owned by the Seller. In exchange for the shares, the Seller waived, cancelled, and forgave the long-term debt of FinZeo. Also, the entire FinZeo team elected to join the Company and certain employees received non-guaranteed stock options based on performance.

Management's Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company's current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

In addition to an open S-3 filed with the SEC, management is actively pursuing additional funding options and is confident that two of its revenue streams will begin generating revenue in the following twelve months from the issuance date of these financial statements, although no assurances can be made.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting. Management is also dedicated to implementing comprehensive expense reduction strategies across the Company’s operations to enhance financial stability.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Basis of Consolidation

The consolidated audited financial statements include the accounts of AppTech Payments Corp., Alliance Partners., LLC, and wholly owned subsidiary. All significant inter-company accounts and transactions are eliminated in consolidation.

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

The Company makes critical estimates and assumptions in valuing: stock-based awards, intangible assets, identifiable intangible assets from the FinZeo acquisition, and the related goodwill impairment test. Actual results could differ from those estimates.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (“FDIC”) insurance premiums. The Company has never experienced any losses related to these balances.

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. As of December 31, 2023, 80% of the accounts receivable balance was generated from two customers. As of December 31, 2022, the same two customers accounted for 85% of total accounts receivable.

For the year ended December 31, 2023, two customers accounted for a significant amount of our revenues at 49% and 31%, respectively. For the year ended December 31, 2022, one customer represented 70% of total revenues. The loss of the customer would have a significant impact on the Company's financials.

Cash and Cash Equivalents

The Company's cash consists of cash on deposit at its bank. Cash equivalents, if applicable, represents highly liquid investments with maturities of three months or less at the date of purchase. Management determines the appropriate classification.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable is recorded net of an allowance for doubtful accounts, when applicable. Historically, the Company has not written off any accounts receivable balances and does not maintain an allowance for doubtful accounts.

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

The Company’s revenue is generated on services priced as a percentage of transaction value or a specified fee transaction, depending on the card or transaction type. Revenue is recorded as services are performed, which is typically when the bank processes the merchant’s credit card and electronic payments. Consideration paid to channel partners are recorded as a reduction to revenues.

Licensing Revenue

The Company is actively pursuing strategic partnership agreements that licenses our portfolio of patents in return for a fee. The licensing fee is deferred and recognized evenly on a monthly basis over the term of the service period or contract.

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

As of December 31, 2023, the company's financial instruments have a balance of zero.

See Note 7 for discussion of valuation and roll forward related to derivative liabilities.

Business Combination

ASC 805, Business Combinations (“ASC 805”), applies the acquisition method of accounting for business combinations to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. ASC 805 establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Accounting for acquisitions requires the Company to recognize, separately from goodwill, the assets acquired, and the liabilities assumed at their acquisition-date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition-date fair values of the assets acquired and the liabilities assumed. While the Company provided its best estimates and assumptions when accurately valuing assets acquired and liabilities assumed at the acquisition date, the estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years. Upon sale or retirement of equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

Intangible Assets and Intellectual Property

Intellectual Property

In April 2022, the Company fully executed a Definitive Agreement to acquire the patents of HotHand Inc. (“HotHand”), a patent-holding company. The transaction was an asset acquisition of HotHand's portfolio of thirteen patents. These patents are focused on the delivery, purchase, or request of any products or services within specific geolocation and time parameters, provided by a consumer’s cell phone anywhere in the United States. Additionally, HotHand’s family of patents includes a patent that protects advertising on a store’s mobile application when the cell phone is in the store and the ads shown are being triggered by geolocation tagging.

We amortize the patents on a straight-line basis from 3 years to 15 years, which approximates the way the economic benefits of the intangible asset will be consumed.

For the FinZeo acquisition, the Company recorded the identifiable intangible assets, which included the acquired technology, intellectual property, and non-competes, at their acquisition-date fair value using a combination of the income and cost approaches. The capitalized asset will also be amortized on a straight line basis over the five years of estimated useful life of the asset.

Capitalized Development Cost

The Company capitalizes certain costs related to the development of its digital payment and banking platform. Costs incurred during the development phase are capitalized only when we believe it is probable the development will result in new or additional functionality. The Company recorded the identifiable intangible assets, which included the acquired technology, intellectual property, and non-competes, at their acquisition-date fair value using a combination of the income and cost approaches. Costs related to the preliminary project planning phase and post implementation phase are expensed as incurred. The capitalized development costs are amortized on a straight line basis over the estimated useful life of the asset.

Goodwill

The Company accounts for goodwill in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. During the year ended December 31, 2023, there was $6.1 million asset impairment. During the year ended December 31, 2022, there were no asset impairments.

See Notes 4 and 9 for further discussion of the asset impairment recorded during the year ended December 31, 2023.

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

Variable lease payments not dependent on a rate or index associated with the Company’s leases are recognized when the event, activity, or circumstance in the lease agreement on which those payments are assessed as probable. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of December 31, 2023, management determined that there were no variable lease costs.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. As of December 31, 2023 and 2022, the Company does not believe any provisions are required in connection with uncertain tax positions as there are none.

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the year ended December 31, 2023 and 2022 were approximately $3.5 million and $7.6 million, respectively.

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

The number of common stock equivalents not included in diluted income per share was 10,216,672 and 5,544,100 for the years ended December 31, 2023 and 2022, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	December 31, 2023	December 31, 2022

Series A preferred stock	1,148	1,148
Convertible debt	–	177,620
Warrants	7,489,960	4,275,464
Options	2,725,564	1,089,868
Total	10,216,672	5,544,100

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

NOTE 3 - ACQUISITION

See Note 1- Acquisition - Purchase of Alliance Partners, LLC (Business Combinations)

The Company accounts for acquisitions in which it obtains control of a business as a business combination. The purchase price of the acquired business is allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over those fair values is recognized as goodwill. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments, in the period in which they are determined, to the assets acquired and liabilities assumed with the corresponding offset to goodwill.

In a business combination, goodwill represents the excess of the purchase price of an acquired entity over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed.

Intangible assets are established with business combinations and consist of intellectual property and customer relationships. Intangible assets with finite lives are recorded at their estimated fair value at the date of acquisition and are amortized over their estimated useful lives using the straight-line method.

On October 26, 2023, the Company acquired FinZeo, a Nevada based LLC. As consideration for the purchase of the membership interests of Alliance Partners, the Company agreed to pay the Seller total consideration of $2.0 million in cash and assume certain short-term and long-term liabilities of Alliance Partners. Of the original purchase price, $1.5 million remains outstanding as of December 31, 2023 and due July 31, 2024. The payable amount is secured by substantially all the Company's assets.

As part of the acquisition of FinZeo, the previous management team received 1.5 million options of AppTech's common stock, which will vest if the Company achieves certain sales target. The options would be forfeited if they left the Company prior to achieving their target. The Company did not record any stock based compensation expense during the year ended December 31, 2023 as these were not determined to be probable of vesting.

The pre-acquisition financial results of FinZeo were not material to these financial statements.

See Note 5- Accrued Liabilities and Note 10 - Stockholders’ Equity (Deficit)

Terms of the acquisition are listed below:

(in thousands, except share data)
Total purchase price	$2,000

Allocation of the purchase price was as follows:
Cash and cash equivalents	–
Net working capital (excluding cash)	(1,148)
Other liabilities	(2,413)
Acquired technology and intellectual property	4,400
Goodwill	1,161
Net assets acquired	$2,000

NOTE 4 – INTANGIBLE ASSETS

Intellectual Property

The Company has two patent portfolios, which include:

1.	Mobile Payment Technology This portfolio consists of 4 mobile technology patents that range from System & Method for Delivering Web Content to a Mobile Device, Computer to Mobile Two-Way Chat System & Method, and Mobile to Mobile payment.; and

2.	Geolocation Technology This portfolio consists of 13 patents that are focused on the delivery, purchase, or request of any products or services within specific geolocation and time parameters, provided by a consumer’s mobile phone anywhere in the United States. This portfolio houses the patent that protects all advertising on a mobile phone, including in a store’s mobile application. We amortize the patents on a straight-line basis from 3 years to 15 years, which approximates the way the economic benefits of the intangible asset will be consumed.

As of December 31, 2023, we have gross value of patents at $407 thousand. As of December 31, 2023 and 2022, cumulative amortization is approximately $232 thousand and $96 thousand, respectively.

As of December 31, 2023, we have gross value of acquired technology at $4.4 million. As of December 31, 2023 and 2022, cumulative amortization is approximately $147 thousand and $0, respectively. The estimated aggregate amortization of the intellectual property for each of the five succeeding fiscal years is approximately $882 thousand.

See Note 1 - Purchase of Alliance Partners, LLC and Note 3 - Acquisition for discussions of the FinZeo acquisition.

Intellectual Property	December 31, 2023	December 31, 2022
Beginning balance as of December 31	$311	$–
Acquisition of intangible assets	4,400	407
Amortization expenses	(283)	(96)
Ending balance as of December 31	$4,428	311

Capitalized Development Cost

The Company capitalizes certain costs related to the development of its digital payment and banking platform.

See Note 9 for discussion of the impairment recorded during the year ended December 31, 2023.

As of December 31, 2023, we have gross value of capitalized development cost at $1.6 million and cumulative amortization is approximately $419 thousand. The estimated aggregate amortization of the capitalized development cost for each of the four succeeding fiscal years is approximately $368 thousand.

As of December 31, 2022, we have gross value of capitalized development cost at $5.2 million, and cumulative amortization is approximately $259 thousand.

See Note 9 - Commitments and Contingencies for discussions of Infinios Financial Services (formerly NEC Payments B.S.C.) and write off capitalized development cost.

Capitalized Development Cost	December 31, 2023	December 31, 2022
Beginning balance as of December 31	$4,921	$3,440
Additions	–	1,790
Impairment	(3,072)	–
Amortization expenses	(702)	(309)
Ending balance as of December 31	$1,147	$4,921

Goodwill

On October 26, 2023 (the “Closing Date”), the Company completed the acquisition of Alliance Partners, LLC, a Nevada limited liability company. The difference between the fair value of the purchase price and the net assets acquired (including the assembled workforce) is recorded as goodwill. As of December 31, 2023, the Company recorded goodwill of approximately $1.2 million.

See Note 1 - Purchase of Alliance Partners, LLC and Note 3 - Acquisition

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued interest – third parties	$–	$1,436
Accrued payroll	189	311
Accrued residuals	12	31
Anti-dilution provision	72	72
Payables due to seller for acquisition	1,500	–
Other	185	20
Total accrued liabilities	$1,958	$1,870

As consideration for the purchase of the membership interests of Alliance Partners, the Company agreed to pay the Seller total consideration of $2.0 million in cash and assume certain short-term and long-term liabilities of Alliance Partners. Of the original purchase price, $1.5 million remains outstanding as of December 31, 2023 and due July 31, 2024. The payable amount is secured by substantially all the Company's assets.

See Note 1 Purchase of Alliance Partners, LLC (Business Combinations) and NOTE 3 - Acquisition

Anti-dilution provision

The agreement between the Company and Infinios, formerly NEC Payments B.S.C., has an anti-dilution provision. To remain in compliance, the Company accrued and issued 451,957 total shares in May 2022. The anti-dilution provision expired in January 2023.

Also, in connection with the shares to be issued as part of the HotHand acquisition, and anti-dilution provision with Infinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares have not been issued to Infinios as of December 31, 2023.

The Company and Infinios are currently in arbitration.

See Note 9 - Commitment and Contingencies.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES PAYABLE

The following is a summary of loans and notes payable outstanding as of December 31, 2023 and 2022. Related parties noted below are either members of management, board of directors, significant shareholders, or individuals that have significant influence over the Company.

Convertible Notes Payable (EMA)

In 2020, the Company entered into securities agreement with an investor pursuant to which the Company agreed to sell to the investor a $300 thousand convertible note bearing interest at 12% per annum (the “Note”). The Note matured in 365 days from the date of issuance. Upon maturity of the convertible note, interest rate was increased to 24%. The Note was convertible at the option of the holder at any time into shares of the Company’s common stock at $9.50 for the one hundred and eighty (180) days immediately following the issue date and thereafter shall equal the lower of: 1) the lowest closing price of the common stock during the preceding twenty-five (25) trading day, ending on the last complete trading day prior to the issue date of the Note. 2) seventy-five (75) percent of the lowest trading price for the common stock during the twenty-five (25) consecutive trading days preceding the conversion date with a minimum trading volume of one thousand (1,000) shares.

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

The embedded conversion feature of this Note was deemed to require bifurcation and liability classification, at fair value. Pursuant to the securities agreement, the Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock exercisable at $14.25 and expire in five (5) years. The fair value of the derivative liability and warrants as of the date of issuance was in excess of the Note (see Note 7 for valuation) resulting in full discount of the Note. The conversion feature and warrants have various reset provisions for which lower the exercise price and share and warrants issuable. In April 2023, the parties settled and extinguished the convertible note, warrants, and derivative liability.

See Note 9 - Commitment and Contingencies

As of December 31, 2023 and December 31, 2022, the convertible note payable balance was $0 and $280 thousand, and has accrued interest of $0 and $119 thousand, respectively.

Convertible Notes Payable (Forbearance)

In 2014, the Company issued $400 thousand in convertible notes payable with interest rates ranging from 10% to 12% and an original maturity date of September 30, 2022. On March 30, 2022, the Company entered into forbearance agreements in exchange for not enforcing the terms of the original agreements. In November 2022, the parties agreed to extend the terms of the forbearance agreements for an additional six months. As of December 31, 2022, the balance of the convertible note was $400 thousand, the accrued interest related to the convertible notes was $278 thousand. In February 2023, the Company paid off the note and accrued interest in its entirety.

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with U.S. Small Business Administration for $68 thousand in proceeds. The notes payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. All payments of principal and interest are deferred for thirty months from the date of the note. Payments totaling $4 thousand are due each year through the maturity date of July 1, 2050.

As of December 31, 2023 and December 31, 2022, the balance of the note payable was $66 thousand and $68 thousand, and accrued interest was zero and $6 thousand, respectively.

A significant shareholder funded the Company’s operations through notes payable primarily in 2009 and 2010. On May 2, 2021, the Company entered into a debt reduction and confirmation agreement with the significant shareholder that is no longer a related party. The Company later entered into a forbearance agreement in exchange for not enforcing the terms of the original agreement. In February 2023, the Company paid off the note and accrued interest in its entirety.

The Company entered into several notes payable with third parties. The Company later entered into forbearance agreements in exchange for not enforcing the terms of the original agreement. In November 2022, the parties agreed to extend the terms of the forbearance agreement for an additional six months. In February 2023, the Company paid off the notes and accrued interest in its entirety.

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

As of December 31, 2023 and 2022, the balance of the notes payable was zero and $423 thousand, respectively, and the accrued interest related to the notes payable was zero and $538 thousand, respectively.

As of December 31, 2023 and 2022, the balance of the related party notes payable was zero and $88 thousand, respectively, with an interest rate of 12% per annum and an expiration date on September 29, 2022. The accrued interest to the related party notes payable was zero and $68 thousand respectively.

NOTE 7 – DERIVATIVE LIABILITIES

The Company issued debts that consist of the issuance of convertible notes with variable conversion provisions. In addition, the Company issued warrants with variable conversion provisions. The conversion terms of the convertible notes and warrants are variable based on certain factors, such as the future price of the Company’s common stock. The number of shares of common stock to be issued is based on the future price of the Company’s common stock. The number of shares of common stock issuable upon conversion of the promissory note is indeterminate. Pursuant to ASC 815-15 Embedded Derivatives, the fair values of the variable conversion option and warrants were recorded as derivative liabilities on the issuance date and revalued each reporting period and upon extinguishment. The fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model.

At the end of December 31, 2023, the derivative liabilities were zero as the Company settled the convertible note and also extinguished its warrants related to its derivative liability as a result of the settlement.

See Note 9 - Commitment and Contingencies.

Based on the convertible notes described in Note 5, the derivative liability day one loss is $390 thousand and the change in fair value for the year ended December 31, 2023 and 2022 is $27 thousand and $166 thousand, respectively. The fair value of applicable derivative liabilities on note, warrants and change in fair value of derivative liability are as follows for the years ended December 31, 2023 and 2022.

	Derivative Liability Convertible Notes	Derivative Liability Warrants	Total
Balance as of December 31, 2021	$274	$325	$599
Change in fair value	(8)	(158)	(166)
Balance as of December 31, 2022	266	167	433
Change in fair value	1	(28)	(27)
Extinguishment of the derivative liability	(267)	(139)	(406)
Balance as of December 31, 2023	$–	$–	$–

During the year ended December 31, 2023, the fair value of the derivative liability convertible notes is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.49
Expected volatility	52.6%
Expected term (in years)	0.25
Risk-free interest rate	4.42%

During the year ended December 31, 2023, the fair value of the derivative liability – warrants is estimated using a Monte Carlo pricing model with the following assumptions:

Market value of common stock	$1.49
Expected volatility	71.1%
Expected term (in years)	2.64
Risk-free interest rate	4.28%

NOTE 8 – RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current facility, which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation. The following are the expected lease payments as of December 31, 2023, including the total amount of imputed interest related (in thousands):

2024	$90
2025	8
Operating Lease Total	$98
Less: Imputed interest	(6)
Total	$92

The rent expense was and $85 thousand and $61 thousand for the years ended December 31, 2023 and 2022, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Convertible Note and Warrant Lawsuit

On July 14, 2021, EMA Financial LLC, a Delaware limited liability company (“EMAF”), filed a complaint in the United States District Court for the Southern District of New York against the Company alleging breach of contract. On September 2, 2021, EMAF filed a motion for summary judgment. AppTech filed a motion to dismiss EMAF’s complaint in its entirety. On September 13, 2022, the court denied AppTech’s motion to dismiss, and granted EMAF’s motion for summary judgment in part and denied in part. On December 8, 2022, the United States District Court for the Southern District of New York awarded damages to EMA for $1.2 million. On December 15, 2022, AppTech appealed the judgment to the United States Court of Appeals for the Second Circuit. In January 2023, the Company secured a cash backed bond for $1.3 million for the appeal. On, or about, April 23, 2023, EMAF and AppTech entered into a settlement and release agreement providing for, among other things, a settlement amount of $880,000 and mutually releasing all claims arising from the Agreements. The case closed on our about April 27, 2023. The related convertible note, warrants, and derivative liabilities were extinguished resulting in a gain of $250 thousand during the year ended December 31, 2023.

NCR Lawsuit

On November 30, 2022, AppTech filed a complaint against NCR Payment Solutions, LLC in the United States District Court for the Southern District of California alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Specific Performance and Accounting. NCR filed a motion to dismiss, motion to transfer venue and motion to compel arbitration. Both parties are actively working to settle the claim.

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

In the years of 2021 and 2022, the Company paid Infinios $1.8 million and issued to an Infinios' affiliate about 1,895,948 shares of common stock of the Company.

On May 4, 2023, unsatisfied with Infinios’ performance of its contractual obligations, the Company notified Infinios of its intent to terminate its relationship and commenced a good-faith negotiation with Infinios regarding the termination terms.

In June 2023, Infinios turned off all its services, and the Company wrote off the $6.1 million net capitalized assets included in Capitalized software development and license and Prepaid license fees, as they were deemed to be impaired.

On or about October 5, 2023, Infinios filed a demand for arbitration and a Statement of Claim before the International Centre for Dispute Resolution, Case No. 01-23-0004-3881 (the “Arbitration Claim”). In the Arbitration Claim, Infinios asserts claims for breach of contract, quantum meruit, and account stated. Infinios alleges damages of $598,525, and asserts a demand for the grant and registration of shares.

On November 13, 2023, the Company filed an Answer to the Arbitration Claim, along with Counterclaims for breach of contract, fraudulent inducement, unjust enrichment, breach of fiduciary duty, and breach of the covenant of good faith and fair dealing.

At a Preliminary Hearing held on February 22, 2024, hearing dates of August 12 and 13, 2024, August 19 and 20, 2024, and October 21 and 22, 2024 were scheduled.

While the Company will continue to pursue consensual means of resolving this dispute, it intends to vigorously defend the claims in the Arbitration Claim, and prosecute the causes of action in its Counterclaims.

NOTE 10 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 10,526 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of December 31, 2023 and 2022. The holders of Series A preferred stock are entitled to one vote per share on an “as converted” basis on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of Series A preferred stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available, therefore on a pro rata basis according to their holdings of shares of Series A preferred stock, on an as converted basis. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into 82 shares common stock.

Common Stock

The Company is authorized to issue 105,263,158 shares of $0.001 par value as of December 31, 2023 and 2022. There were 22,251,742 and 16,697,280, respectively, shares of common stock outstanding as of December 31, 2023 and 2022. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available, therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

In February 2023, the Company completed an underwritten public offering of its common stock and warrants, raising gross proceeds of approximately $5.0 million. As of November 14, 2023, approximately $66.5 million remains available under the shelf registration statement Form S-3 (File No. 333-265526) previously filed and declared effective by the Securities and Exchange Commission (SEC) on July 15, 2022. SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently limited by the Baby Shelf Rule as of the filing of this Annual Report, until such time as our public float exceeds $75 million. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner.

On October 24, 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with a certain accredited and institutional investor (the “Purchaser”) pursuant to which the Company has agreed to issue and sell to Purchaser an aggregate of: (i) 1,666,667 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and (ii) warrants (the “Purchase Warrants”) to purchase up to 1,666,667 shares of Common Stock, exercisable at $2.74 per share (the “Offering”). The offering price per Share and associated Purchase Warrants is $2.10. The October Warrants will expire five years from the date on which they become exercisable.

On October 26, 2023, the Company closed the Offering and raised $3.5 million in gross proceeds from the Offering.

In August 2023, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $18.0 million through “at-the-market” offerings (ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. During the year ended December 31, 2023, the Company sold 475,600 shares of common stock under the ATM, for which the Company received net proceeds of $1.3 million, after deducting commissions, fees and expenses.

During the years ended December 31, 2023 and 2022, the Company issued 345,000 and 371,846, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $738 thousand and $586 thousand, respectively, based upon the closing market price of the Company’s common stock on the date of the agreement.

During the years ended December 31, 2023 and 2022, the Company granted 115,000 and 133,912 shares of common stock to the board of directors valued at $168 thousand and $236 thousand, respectively. The shares vest quarterly over the period of approximately one year.

During the year ended December 31, 2023, the Company reserved 10,800 shares of common stock for HotHand's shareholders in relation to incomplete HotHand shareholder contact information and or unexecuted APCX shareholder issuance agreements. These said shares will remain in escrow until each party is identified and new issuance agreement is fully executed.

On October 26, 2023 (the “Closing Date”), the Company completed acquisition of Alliance Partners, LLC, a Nevada limited liability company (“Alliance Partners”, “FinZeo”). On October 31, 2023, the Company issued 1,000,000 shares of common stock valued at $2.44 per share to an entity owned by the Seller. In exchange for the shares, the Seller waived, cancelled, and forgave the long-term debt of FinZeo. Also, the entire FinZeo team elected to join AppTech and certain employees received non-guaranteed stock options based on performance.

See Note 1 - Purchase of Alliance Partners, LLC and Note 3 - Acquisition

On November 27, 2023, the Company issued 250,000 shares of common stock, valued approximately at $400 thousand to a previous investor to retire a Right of Participation from a previous agreement. It was recorded within selling, general and administrative expenses in the accompanying statement of operations.

Stock Options

The options vest in equal monthly installments ranging from instantly to 12 months. The fair value of the options were valued using a Black-Scholes options pricing model with the following range of assumptions:

Market value of common stock on issuance date	$1.77 - $3.12
Exercise price	$1.77 - $3.12
Expected volatility	152% - 172%
Expected term (in years)	2.0 - 5.0
Risk-free interest rate	4.15% - 4.96%
Expected dividend yields	–

During the year ended December 31, 2023, options to purchase 2,263,726 shares of common stock at a weighted average exercise price of $2.11 were granted as compensation to employees and consultants.

In connection with the acquisition of FinZeo, the former management team was granted 1.5 million shares of AppTech's common stock, contingent upon the Company reaching specified sales milestones. Should they exit the Company before fulfilling these sales objectives, the options will be forfeited. The fair value of these options will be recognized as an expense at the point when vesting appears likely. These non-plan options carry a five-year life from the grant period. The options have an exercise price set at $2.26 per share, with their fair value on the issuance date being $2.08 per share.

The Company grants stock options as part of employee compensation and recognizes these options' expense over the vesting period. If an employee does not meet certain conditions such as sales targets or leaves the Company before the options vest, these options are forfeited as they occur.

During the year ended December 31, 2023, the weighted average grant date fair value of of the options issued during the year, excluding the 1.5 million options to the previous management team of FinZeo, is approximately $1.50 per share.

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2022	1,089,868	$7.00	1.91
Issued	2,263,726	$2.11
Exercised	(35,528)	$0.93
Cancelled	(592,502)	$3.63
Outstanding as of December 31, 2023	2,725,564	$1.84	4.07
Outstanding as of December 31, 2023, vested	1,174,004	$1.30	3.17

The Company recorded $2.6 million option expenses for the year ended December 31, 2023, including expenses from repricing of the options at $711 thousand. The remaining expense outstanding through December 31, 2023 is $101 thousand which is expected to be expensed over approximately one year.

On December 7, 2021, the board authorized the Company’s Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. The shareholders approved an additional 700,000 shares for the Company's Equity Incentive plan in May 2023. A total of 1,752,632 shares of common stock were authorized under the Equity Incentive Plan, for which as of December 31, 2023, a total of 407,114 are available for issuance.

In May 2023, the shareholders approved the Company's proposed resolution to re-price its options. In total, 615,264 employee options were repriced to $0.715, and 250,658 options for board of directors and consultants' options were repriced to $1.430. The Company recorded the modification expense of $711 thousand during the year ended December 31, 2023.

Warrants

In 2020, the Company entered into a security purchase agreement with an investor pursuant to which the Company agreed to sell the investor a $300 thousand convertible note bearing interest at 12% per annum. The Company also sold warrants to the investors to purchase up to an aggregate of 21,052 shares of common stock, with an exercise term of five (5) years, at a per share price of $14.25 which may be exercised by cashless exercise. The number of warrants adjusted in the period ending March 31, 2022 due to a reset event on January 7, 2022 changed the exercise price from $9.50 to $2.52 and increased the number of warrants from 31,578 to 119,095. The warrants were deemed a derivative liability and recorded as a debt discount at their date of issuance. As of December 31, 2023, the derivative liabilities are zero as the Company settled the convertible note and also extinguished its warrants related to its derivative liability as a result of the settlement.See Note 9 - Commitment and Contingencies.

On February 2, 2023, the Company announced the closing of its previously announced $5.0 million registered direct offering (the “Registered Direct Offering”) with a single institutional investor to sell 1,666,667 shares of its common stock (the “Shares”) and warrants to purchase up to 1,666,667 shares (the “Warrants”) in a concurrent private placement (the “Private Placement”). The combined purchase price for one Share and one Warrant was $3.00. Each of the Warrants has an exercise price of $4.64 per share of common stock and are exercisable on and after August 1, 2023. The Warrants expire five years from the date on which they become exercisable. The aggregate gross proceeds from the Registered Direct Offering and the concurrent Private Placement were approximately $5.0 million before deducting placement agent fees and other estimated offering expenses. The offering that was completed in February 2023, caused a reset to the exercise price of existing warrants from the S-1 offering that had a strike price of $5.19 and a future offerings floor price of $4.15. Accordingly, the floor price was reset to $4.15 in February 2023. 4,156,626 warrants were reset and $763 thousand was recorded to additional paid-in capital and accumulated deficit as a result of the reset.

On October 26, 2023, the Company announced the closing of a $3.5 million registered direct offering. This offering involved the sale of 1,666,667 shares of common stock and an equal number of warrants (the “October Warrants”) with a combined purchase price of $2.10 for one share and one warrant. Each of the Warrants has an exercise price of $2.74 and are exercisable on and after October 26, 2023. The Warrants expire five years from the date on which they become exercisable. As a condition to the raise, the Company and the holder of the February warrant agreed to modify the exercise price of the February warrants from $4.64 to $2.74. As this was considered a cost of the offering, the Company recorded $97 thousand to additional paid-in capital and offering cost within equity, resulting in no net effect.

See additional warrants granted discussed in the Common Stock section above.

In total, the Company has 7,489,960 warrants outstanding as of December 31, 2023.

The following table summarizes warrant activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2022	4,275,721	$5.16	3.14
Cancelled	(119,095)	$4.15
Issued	3,333,334	$2.74
Outstanding as of December 31, 2023	7,489,960	$3.52	3.83

See Note 1 for information on warrants issued during the Offering.

NOTE 11 – INCOME TAXES

The Company’s net deferred tax assets at December 31, 2023 and 2022 is approximately $7.1 million and $4.1 million, respectively, which primarily consists of net operating loss carry forwards and various accruals. As of December 31, 2023 and 2022, the Company provided a 100% valuation allowance against the net deferred tax assets. During the years ended December 31, 2023 and 2022, the valuation allowance increased by approximately $3.0 million and $1.7 million, respectively.

At December 31, 2023 and 2022, the applicable federal rate used in calculating the deferred tax provision was 21%.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. Federal jurisdiction and California state jurisdiction. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities for all periods starting in 2020. The Company currently is not under examination by any tax authorities.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to the December 31, 2023, the Company sold 423,180 shares of common stock under its “at-the-market” offerings (“ATM”), for which the Company received net proceeds of $701 thousand, after deducting commissions, fees and expenses.

On January 23, 2024, the Company granted 1 million options to a consultant with an exercise price of $1.58 and an expiration term of one year. The options are contingent on the consultant achieving certain sales targets and they will be forfeited if those goals are not achieved. There was no stock base compensation expense recorded as of the date of this filing.

On March 1, 2024, the Company issued 15,000 shares of common stock issued to the former owner of Alliance Partners, LLC as consideration for extending the payment due date for the remaining balance due of the acquisition consideration.

On March 26, 2024, AppTech Payments Corp. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC, as representative of the several underwriters (the “Underwriters”), relating to the public offering of 2,000,000 shares of common stock, par value $0.001 per share (“Common Stock”), at a purchase price per share to the public of $1.00 (the “Offering Price”). Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 300,000 shares of Common Stock at the Offering Price, less any underwriting discounts and commissions, for use solely in covering any over-allotments.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Agreement and Plan of Merger dated as of April 18, 2022, by and among AppTech Payments Corp., AppTech IP Corp., and HotHand, Inc., (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed on April 21, 2022, and incorporated herein by reference)

3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007 (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007 (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007 (filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008 (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009 (filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009 (filed as Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010 (filed as Exhibit 3.9 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010 (filed as Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010 (filed as Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010 (filed as Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011 (filed as Exhibit 3.15 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

Exhibit Number	Exhibit Title
3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (filed as Exhibit 3.16 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011 (filed as Exhibit 3.17 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.18	AppTech Corp. Bylaws dated May 07, 2013 (filed as Exhibit 3.18 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013(filed as Exhibit 3.19 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013 (filed as Exhibit 3.20 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015 (filed as Exhibit 3.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.22	AppTech Corp. Bylaws (Amended and Restated) dated March 27, 2020 (filed as Exhibit 3.22 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.23	AppTech Certificate of Incorporation filed with the Secretary of State of Delaware dated December 13, 2021 (filed as Exhibit 3.23 to the Registrant’s Registration Statement on Form S-1, as filed on December 15, 2021, and incorporated herein by reference)

3.24	AppTech Certificate of Correction filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.24 to the Registrant’s Registration Statement on Form S-1, as filed on December 23, 2021, and incorporated herein by reference)

3.25	AppTech Certificate of Conversion filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.25 to the Registrant’s Registration Statement on Form S-1, as filed on December 23, 2021, and incorporated herein by reference)

3.26	AppTech Certificate of Correction filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.26 to the Registrant’s Registration Statement on Form S-1, as filed on January 3, 2022, and incorporated herein by reference)

3.27	AppTech Certificate of Amendment filed with the Secretary of State of Delaware dated December 27, 2021 (filed as Exhibit 3.27 to the Registrant’s Registration Statement on Form S-1, as filed on January 3, 2022, and incorporated herein by reference)

3.28	AppTech Amended and Restated Bylaws (filed as Exhibit 3.22 to the Registrant’s Registration Statement on Form S-1, as filed on December 17, 2021, and incorporated herein by reference)

4.1	Specimen Stock Certificate of AppTech Corp.’s Common Stock (incorporated by reference to Exhibit 4.1 to Form 10-12G/A filed February 14, 2020)

4.2	AppTech Code of Business Conduct (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.3	AppTech Corp. Audit Committee Charter (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.4	AppTech Corp. Compensation Committee Charter (filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.5	AppTech Corp. Corporate Governance and Nominating Committee Charter (filed as Exhibit 99.3 to Form S-1 as filed on February 16, 2021 and incorporated herein by reference)

Exhibit Number	Exhibit Title
4.6	Form of Purchase Warrant (filed as Exhibit 4.1 to Form 8-K as filed on January 31, 2023 and incorporated herein by reference)

4.7	Form of Purchase Warrant (filed as Exhibit 4.1 to Form 8-K as filed on October 24, 2023 and incorporated herein by reference)

4.8	Description of Securities (filed as Exhibit 4.6 to Form 10-K/A as filed on August 21, 2023 and incorporated herein by reference)

10.1	AppTech Equity Incentive Plan ratified by shareholders at the Annual Meeting of the Shareholders on July 28, 2020 Amendment to Asset Purchase Agreement dated June 22, 2017 (filed as Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.2	Lease & Purchase Option Agreement dated January 22, 2020 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.3	Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 26, 2020, and incorporated herein by reference)

10.4	Subscription License and Service Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.5	Digital Banking Platform Operating Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.6	Subscription License Order Form dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.7	Registration Rights Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.8	Warrant Agency Agreement, dated as of January 7, 2022, between the Company and Transfer Online, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on January 10, 2022), an incorporated herein by reference)

10.9	Securities Purchase Agreement, dated January 30, 2023, by and between AppTech Payments Corp. and the Purchaser (filed as Exhibit 10.1 to Form 8-K as filed on January 31, 2023 and incorporated herein by reference)

10.10	Form of Lock-Up Agreement (filed as Exhibit 10.2 to Form 8-K as filed on January 31, 2023 and incorporated herein by reference)

10.11	Master Services and Development Agreement(filed as Exhibit 10.1 to Form 8-K as filed on June 21, 2023 and incorporated herein by reference)

10.12	Membership Interest Purchase Agreement, dated as of October 13, 2023, by and among AppTech Payments Corp., Alliance Partners, LLC, and Chris Leyva. (filed as Exhibit 10.1 to Form 8-K as filed on October 16, 2023 and incorporated herein by reference)

10.13	Securities Purchase Agreement, dated October 24, 2023, by and between AppTech Payments Corp. and the Purchaser (filed as Exhibit 10.1 to Form 8-K as filed on October 24, 2023 and incorporated herein by reference)

Exhibit Number	Exhibit Title
10.14	Amendment to Common Stock Purchase Warrant (filed as Exhibit 10.2 to Form 8-K as filed on October 24, 2023 and incorporated herein by reference)

21.1*	Subsidiaries of AppTech Payments Corp.

23.1*	Consent of dbbmckennon, Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 25, 2024

31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 25, 2024

32.1**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 25, 2024

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 25, 2024

97*	AppTech Payments Corp. Clawback Policy

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Carlsbad, California, on April 1, 2024.

AppTech Payments Corp.

By:	/s/ Luke D’Angelo
Name:	Luke D’Angelo
Title:	Chief Executive Officer

By:	/s/ Meilin Yu
Meilin Yu
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Luke D’Angelo	Chief Executive Officer, Chairman and Director	April 1, 2024
Luke D’Angelo

/s/ Virgil Llapitan	President, Chief Operation Officer and Director	April 1, 2024
Virgil Llapitan

/s/ William Huff	Director	April 1, 2024
William Huff

/s/ Mengyin H. Liang “Roz Huang”	Director	April 1, 2024
Mengyin H. Liang “Roz Huang”

/s/ Michael O’Neal	Director	April 1, 2024
Michael O’Neal

/s/ Christopher Williams	Director	April 1, 2024
Christopher Williams

