Form 10-Q
period 2024-03-31
AppTech Payments Corp.
filed 2024-05-14
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission file number: 000-39158

AppTech Payments Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	7389	65-0847995
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

5876 Owens Avenue

Suite 100

Carlsbad, California 92008

(760) 707-5959

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	APCX	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of 4.15	APCXW	Nasdaq Capital Market

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

As of May 14, 2024, the registrant had 24,729,922 shares of common stock issued and outstanding.

AppTech Payments Corp.

Form 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this Quarterly on Form 10-Q of AppTech Payments Corp. (we, our, AppTech or the Company) are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include:

•	delays and uncertainty associated with the boarding of clients onto our platform;

•	substantial investment and costs associated with new potential revenue streams and their corresponding contractual obligations;

•	a slowdown or reduction in our sales due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;

•	uncertainty regarding adverse macroeconomic conditions, including inflation, a recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, consumer confidence and spending, and high unemployment;

•	dependence on third-parties needed to facilitate our automated clearing house ("ACH") and merchant service capabilities;

•	delay in or failure to obtain regulatory approval for any future products in additional countries, and;

•	current and future laws and regulations.

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

APPTECH PAYMENTS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

(in thousands, except shares and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,553	$1,281
Accounts receivable	22	30
Prepaid expenses	185	205
Total current assets	1,760	1,516
Note receivable	26	26
Right of use asset	66	66
Security deposit	9	9
Intangible assets, net of accumulated amortization	4,173	4,428
Goodwill	1,161	1,161
Capitalized software development, net of accumulated amortization	1,055	1,147
TOTAL ASSETS	$8,250	$8,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,865	$1,680
Accounts payable - related party	102	119
Accrued liabilities	1,868	1,958
Notes payable	1	1
Deferred revenue	182	244
Right of use liability	87	78
Total current liabilities	4,105	4,080
Long-term liabilities
Right of use liability, net of current portion	–	14
Notes payable, net of current portion	63	65
Total long-term liabilities	63	79
TOTAL LIABILITIES	4,168	4,159
Commitments and contingencies (Note 7)
Stockholders’ equity
Series A preferred stock; $0.001 par value; 10,526 shares authorized; 14 shares issued and outstanding at March 31, 2024 and December 31, 2023	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 24,729,922 and 22,251,742 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	25	22
Additional paid-in capital	166,843	163,921
Accumulated deficit	(162,786)	(159,749)
Total stockholders’ equity	4,082	4,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,250	$8,353

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(UNAUDITED)

(in thousands, except shares and per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenues	$105	$89
Cost of revenues	11	53
Gross profit	94	36

Operating expenses:
Selling, general and administrative, including stock based compensation of $447 thousand and $466 thousand, for the three months ended March 31, 2024 and 2023, respectively	2,481	2,073
Research and development, including stock based compensation of $40 thousand and $628 thousand, for the three months ended March 31, 2024 and 2023, respectively	644	1,525
Total operating expenses	3,125	3,598

Loss from operations	(3,031)	(3,562)

Other income (expenses)
Interest expense	(3)	(46)
Change in fair value of derivative liability	–	27
Other income (expenses)	(3)	430
Total other expenses	(6)	411

Loss before provision for income taxes	(3,037)	(3,151)
Provision for income taxes	–	–
Net loss	$(3,037)	$(3,151)
Deemed dividend related to warrant resets	–	(763)
Net loss attributable to common stockholders	$(3,037)	$(3,914)

Basic and diluted net loss per common share	$(0.13)	$(0.22)
Weighted-average number of shares used basic and diluted per share amounts	22,541,100	17,847,780

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(UNAUDITED)

(in thousands, except shares and per share data)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	14	$–	16,697,280	$17	$147,881	$(140,474)	$7,424
Net loss	–	–	–	–	–	(3,151)	(3,151)
Stock based compensation	–	–	178,750	–	1,094	–	1,094
Repricing of warrants	–	–	–	–	763	(763)	–
Net proceeds from sale of offering shares	–	–	1,666,667	2	4,488	–	4,490
Balance March 31, 2023	14	$–	18,542,697	$19	$154,226	$(144,388)	$9,857

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	14	$–	22,251,742	$22	$163,921	$(159,749)	$4,194
Net loss	–	–	–	–	–	(3,037)	(3,037)
Stock based compensation	–	–	55,000	1	486	–	487
Net proceeds from sale of common shares	–	–	2,423,180	2	2,436	–	2,438
Balance March 31, 2024	14	$–	24,729,922	$25	$166,843	$(162,786)	$4,082

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 and 2023

(UNAUDITED)

(in thousands, except shares and per share data)

	March 31, 2024	March 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,037)	$(3,151)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	487	1,094
Cancellation of stock repurchase liabilities	–	(430)
Amortization of debt discount	–	4
Amortization of intangible assets and software	347	293
Change in fair value of derivative liabilities	–	(27)
Changes in operating assets and liabilities:
Accounts receivable	8	(12)
Prepaid expenses	21	(407)
Prepaid license costs	–	180
Accounts payable	166	114
Accrued liabilities	(89)	(706)
Deferred revenue	(62)	–
Right of use asset and liability, net	(5)	(2)
Net cash used in operating activities	(2,164)	(3,050)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	–	–
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loans payable - related parties	–	(88)
Proceeds from sale of common stock	2,438	4,490
Repayment of notes payable	(2)	(1,020)
Repayment of convertible notes payable	–	(400)
Net cash provided by financing activities	2,436	2,982
Changes in cash and cash equivalents	272	(68)
Cash, cash equivalents, and restricted cash, beginning of period	1,281	3,462
Cash, cash equivalents, and restricted cash, end of period	$1,553	$3,394
Supplemental disclosures of cash flows information:
Cash paid for interest	$1	$967
Cash paid for income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock for prepaid services	$48	$234
Cancellation of stock repurchase liabilities	$–	$430
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance
Cash and cash equivalents	$1,553	$2,067
Restricted cash	$–	$1,327
Total cash, cash equivalents, and restricted cash in the consolidated statements of cash flows	$1,553	$3,394

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

In June 2023, the Company entered into licensing agreements with InstaCash and PayToMe.co. As part of the arrangement with these parties, the Company negotiated a 7.5% preferred share equity interest. As of the date of this filing, the shares have not been issued to AppTech. InstaCash's CEO also provides investor relation services to the company. The shares have not been issued as of the date of this filing. Additionally, PayToMe.co is a related party to AppTech. Senior members of the Company sit on PayToMe.co's board of directors and AppTech's Chief Financial Officer (“CFO”) is married to its founder and Chief Executive Officer (“CEO”).

In August 2023, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $18.0 million through “at-the-market” offerings (ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC.

On October 13, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Membership Interest Purchase Agreement”) with Alliance Partners, LLC, a Nevada based software development limited liability company (“Alliance Partners”, “FinZeo”), and Chris Leyva (the “Seller” and collectively the “Parties”) pursuant to which the Company agreed, upon the terms and subject to the conditions of the Membership Interest Purchase Agreement, to purchase 100% of the Seller’s interest in, to and under the membership interests of Alliance Partners (the “Transaction”). As consideration for the purchase of the membership interests of Alliance Partners, the Company agreed to pay the Seller total consideration of $2.0 million in cash and assume certain short-term and long-term liabilities of Alliance Partners. The primary reason for the purchase was to acquire FinZeo’s intellectual property, personnel, and software platform needed to board AppTech’s potential customers.

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

On December 28, 2023, the Parties entered into an Amendment to the Membership Interest Purchase Agreement (the “First Amendment”). The First Amendment amends the Purchase Agreement to change Section 2.2 and the terms under which the Cash Purchase Price shall be paid. Under the First Amendment, the Cash Purchase Price shall be paid, without setoff or deduction, by wire transfer or immediately available United States funds: On the Closing Date, $500,000 paid on October 27, 2023; on or before January 31, 2024, $375,000; on or before February 29, 2024, $375,000; on or before April 30, 2024, $375,000.

On January 31, 2024, the parties entered into a Second Amendment to the Membership Interest Purchase Agreement (“Second Amendment”). The Second Amendment modifies the Purchase Agreement, specifically revising the terms under which the Cash Purchase Price will be paid. According to the revised terms, $75,000 is due on or before January 31, 2024; $300,000 on or before February 29, 2024; and $375,000 on or before May 31, 2024.

On March 1, 2024, the Parties entered into an Amendment to the Membership Interest Purchase Agreement (the “Third Amendment”). The Third Amendment amends the Purchase Agreement to change the terms under which the Cash Purchase Price shall be paid. Under the Third Amendment, the Cash Purchase Price on January 31, 2024, 75,000, was paid; and the remaining Purchase shall be paid, without setoff or deduction, by wire transfer or immediately available United States funds: On or before March 8, 2024, $75,000; on or before April 5, 2024, $75,000; on or before April 30, 2024, $150,000; on or before May 31, 2024, $375,000; on or before June 30, 2024, $375,000; on or before July 31, 2024, $375,000. Further, the Third Amendment provides that in consideration of modifying the payment schedule, the Seller will receive 15,000 shares of the Company, the payment terms will be reviewed in 60 days and any modifications will be mutually agreed upon.

On April 29, 2024, the Parties entered into an Amendment to the Membership Interest Purchase Agreement (the “Fourth Amendment”) . This amendment modifies the terms under which the Cash Purchase Price is paid, including the $75,000 payment made on March 8, 2024, and the $150,000 due by June 21, 2024. Further payments are deferred under the conditions specified in the amendment, with subsequent payments outlined in the revised schedule. For specific payment details and conditions, refer to the previous disclosure.

The remaining outstanding payable as of March 31, 2024 is $1.35 million and the payable is secured by substantially all the Company’s assets.

Management’s Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company’s current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

In addition to an open S-3 filed with the SEC, management is actively pursuing additional funding options and is confident that two of its revenue streams will begin generating revenue during the following twelve months from the issuance date of these financial statements, although no assurances can be made.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2024 and March 31, 2023. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying consolidated unaudited financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any future interim periods.

Basis of Consolidation

The consolidated unaudited financial statements include the accounts of AppTech Payments Corp., and wholly owned subsidiaries of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.

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

The Company makes critical estimates and assumptions in valuing: stock-based awards, intangible assets and the related goodwill impairment test. Actual results could differ from those estimates.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, the Company reclassified 'Accounts Payable - Related Party' from 'Accounts Payable' within the consolidated balance sheet. As a result, 'Accounts Payable - Related Party' is presented separately as of March 31, 2024 and December 31, 2023.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (“FDIC”) insurance premiums. The Company has never experienced any losses related to these balances.

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. As of March 31, 2024, 88% of the accounts receivable balance was generated from three customers. As of December 31, 2023, the same three customers accounted for 96% of total accounts receivable.

For the three months ended March 31, 2024, 87% of the revenue was generated from three customers. For the three months ended March 31, 2023, the same three customers represented 89% of total revenues. The loss of the customer would have a significant impact on the Company's financials.

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

The Company’s revenue is generated on services priced as a percentage of transaction value or a specified fee transaction, depending on the card or transaction type. Revenue is recorded as services are performed, which is typically when the bank processes the merchant’s credit card and electronic payments. Consideration paid to channel partners is recorded as a reduction in revenues.

Licensing Revenue

The Company is actively pursuing strategic partnership agreements that licenses our portfolio of patents in return for a fee. The licensing fee is deferred and recognized evenly on a monthly basis over the term of the service period or contract.

Intangible Assets and Intellectual Property

Intellectual Property

The Company amortizes intellectual property based on the estimated period over which the economic benefits of the intangible assets are expected to be consumed. Typically, the Company amortizes its intellectual property, including patents and other identifiable intangible assets, on a straight-line basis. The amortization periods generally range from three years to fifteen years, depending on the nature of the asset and its expected useful life.

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

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the three months ended March 31, 2024 and 2023 were approximately $0.6 million and $1.5 million, respectively.

Per Share Information

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year, increased by the potentially dilutive common shares that were outstanding during the year. Dilutive securities include stock options, warrants granted, and convertible preferred stock.

The number of common stock equivalents not included in diluted income per share was 11,245,422 and 7,210,767 for the three months ended March 31, 2024 and 2023, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	March 31, 2024	March 31 2023

Series A preferred stock	1,148	1,148
Convertible debt	–	177,620
Warrants	7,489,960	5,942,131
Options	3,754,314	1,089,868
Total	11,245,422	7,210,767

Stock Based Compensation

The Company recognizes as compensation expense all share-based payment awards made to employees, directors, and consultants, including grants of stock, stock options, and warrants, based on their estimated fair values. For stock awards, fair value is determined based on the closing price of the Company’s common stock on the grant date and is recognized over the service period required for the employees, directors, and consultants to earn the awards. For stock options and warrants, fair value is estimated using an appropriate valuation model at the grant date, considering the terms and conditions under which the awards were granted. The expense is similarly recognized over the period during which the service conditions are expected to be met. Additionally, the Company has several grant agreements that include options awarded based on contingent performance. For these performance-based option grants, the Company records the fair market value of the options at the time the performance criteria are fully met.

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

NOTE 3 – INTANGIBLE ASSETS

Intellectual Property

The Company has two patent portfolios, which include:

Mobile Payment Technology This portfolio consists of four mobile technology patents that range from System & Method for Delivering Web Content to a Mobile Device, Computer to Mobile Two-Way Chat System & Method, and Mobile to Mobile payment.; and

Geolocation Technology This portfolio consists of 13 patents that are focused on the delivery, purchase, or request of any products or services within specific geolocation and time parameters, provided by a consumer’s mobile phone anywhere in the United States. This portfolio houses the patent that protects all advertising on a mobile phone, including in a store’s mobile application. We amortize the patents on a straight-line basis from three years to 15 years, which approximates the way the economic benefits of the intangible asset will be consumed.

As of March 31, 2024 and December 31, 2023, the gross value of patents is $407 thousand. As of March 31, 2024 and December 31, 2023, cumulative amortization is approximately $266 thousand and $232 thousand, respectively.

On October 26, 2023, the Company acquired FinZeo, a Nevada based LLC. The gross value of acquired intangible assets is $4.4 million. As of March 31, 2024 and December 31, 2023, cumulative amortization is approximately $368 thousand and $147 thousand, respectively. The estimated aggregate amortization of the intellectual property for each of the five succeeding fiscal years is approximately $882 thousand. Intellectual Property as of March 31, 2024 and December 31, 2023 are as follows:

Intellectual Property	March 31, 2024	December 31, 2023
Beginning Balance	$4,428	$311
Acquisition of intangible assets	–	4,400
Amortization expenses	(255)	(283)
Ending Balance	$4,173	$4,428

Capitalized Development Cost

The Company capitalizes certain costs related to the development of its digital payment and banking platform.

As of March 31, 2024, the gross value of capitalized development cost is $1.6 million. As of March 31, 2024 and December 31, 2023, cumulative amortization is approximately $511 thousand and $419 thousand, respectively. The estimated aggregate amortization of the capitalized development cost for each of the four succeeding fiscal years is approximately $368 thousand.

Capitalized Development Cost	March 31, 2024	December 31, 2023
Beginning Balance	$1,147	$4,921
Additions	–	–
Impairment	–	(3,072)
Amortization expenses	(92)	(702)
Ending Balance	$1,055	$1,147

See Note 7 - Commitments and Contingencies for discussions of Infinios Financial Services (formerly NEC Payments B.S.C.) and write off capitalized development cost.

Goodwill

On October 26, 2023 (the “Closing Date”), the Company completed the acquisition of Alliance Partners, LLC, a Nevada limited liability company. The difference between the fair value of the purchase price and the net assets acquired (including the assembled workforce) is recorded as goodwill. As of March 31, 2024, the Company recorded goodwill of approximately $1.2 million.

See Note 1 - Purchase of Alliance Partners, LLC.

NOTE 4 – ACCRUED LIABILITIES

Related parties noted below are either members of management, board of directors, significant shareholders, or individuals that have significant influence over the Company.

Accrued liabilities as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Accrued payroll	$256	$189
Anti-dilution provision	72	72
Payables due to related party	1,350	1,500
Other	190	197
Total accrued liabilities	$1,868	$1,958

As consideration for the purchase of the membership interests of Alliance Partners, the Company agreed to pay the Seller total consideration of $2.0 million in cash and assume certain short-term and long-term liabilities of Alliance Partners. Of the original purchase price, $1.35 million remains outstanding as of March 31, 2024. The payable amount is secured by substantially all the Company’s assets. On April 29, 2024, the Parties entered into an Amendment to the Membership Interest Purchase Agreement (the “Fourth Amendment”). See Note 1.

See Note 1 Purchase of Alliance Partners, LLC (Business Combinations).

Anti-dilution provision

In connection with the shares to be issued as part of the HotHand acquisition, and anti-dilution provision with Infiinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares have not been issued to Infinios as of March 31, 2024.

The Company and Infinios are currently in arbitration.

See Note 7 - Commitment and Contingencies.

NOTE 5 – NOTES PAYABLE

The following is a summary of loans and notes payable outstanding as of March 31, 2024 and December 31, 2023.

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

As of March 31, 2024 and December 31, 2023, the balance of the note payable was $64 thousand and $66 thousand, and accrued interest was $0 and $0, respectively.

NOTE 6 – RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its current Carlsbad, California facility, which expires in 2025. The term of the lease is for five years. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an effective borrowing rate of 12% within the calculation.

In October 2023, the Company entered into a lease agreement commencing October 1, 2023 for its Austin, Texas office, which expires in March 2025. The term of the lease is for 20 months.

The rent expense was $22 thousand and $22 thousand for the three months ended March 31, 2024 and 2023, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

NCR Lawsuit

On November 30, 2022, AppTech filed a complaint against NCR Payment Solutions, LLC in the United States District Court for the Southern District of California alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Specific Performance and Accounting. NCR filed a motion to dismiss, motion to transfer venue and motion to compel arbitration.

In March 2024, the Company and NCR reached a Settlement and Release Agreement (“Settlement Agreement”). Both parties affirm that this agreement is solely for settlement purposes and does not imply any admission of liability. Each party expressly denies any liability, and nothing within this Settlement Agreement should be interpreted as an admission of liability by either party. No further other actions required by either party.

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

In the years of 2021 and 2022, the Company paid Infinios $1.8 million and issued to an Infinios’ affiliate about 2,347,905 shares of common stock of the Company.

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

Terminated Employees

As of March 31, 2024, the Company was engaged in ongoing negotiations regarding severance payments with three former employees. These employees have not complied fully with the contractual terms of their employment and separation agreements. This non-compliance leads the Company to assess that it is less likely than not that a severance obligation will be incurred. Given this assessment and the ongoing status of negotiations, the Company has determined that no accrual for severance payments is necessary at this time due to the uncertainty of the obligation. The outcome of these negotiations could lead to potential arbitration or litigation, the impact of which is currently indeterminate.

NOTE 8 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 10,526 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of March 31, 2024 and December 31, 2023. The holders of Series A preferred stock are entitled to one vote per share on an “as converted” basis on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of Series A preferred stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available, therefore on a pro rata basis according to their holdings of shares of Series A preferred stock, on an as converted basis. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into 82 shares common stock.

Common Stock

The Company is authorized to issue 105,263,158 shares of $0.001 par value as of March 31, 2024 and December 31, 2023. There were 24,729,922 and 22,251,742, respectively, shares of common stock outstanding as of March 31, 2024 and December 31, 2023. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available, therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

Public Offerings

In February 2023, the Company announced the closing of its previously announced $5.0 million registered direct offering (the “Registered Direct Offering”) with a single institutional investor to sell 1,666,667 shares of its common stock (the “Shares”) and warrants to purchase up to 1,666,667 shares (the “Warrants”) in a concurrent private placement (the “Private Placement”). The combined purchase price for one Share and one Warrant was $3.00. Each of the Warrants has an exercise price of $4.64 per share of common stock and are exercisable on and after August 1, 2023. The Warrants expire five years from the date on which they become exercisable. The aggregate gross proceeds from the Registered Direct Offering and the concurrent Private Placement were approximately $5.0 million before deducting placement agent fees and other estimated offering expenses. The offering that was completed in February 2023, caused a reset to the exercise price of existing warrants from the S-1 offering that had a strike price of $5.19 and a future offerings floor price of $4.15. Accordingly, the floor price was reset to $4.15 in February 2023. 4,156,626 warrants were reset and $763 thousand was recorded to additional paid-in capital and accumulated deficit as a result of the reset.

In August 2023, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $18.0 million through “at-the-market” offerings (ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. In total, as of the end of March 31, 2024, the Company sold 898,780 shares of common stock under the ATM, for which the Company received net proceeds of $2.1 million, after deducting commissions, fees and expenses.

In October 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with a certain accredited and institutional investor (the “Purchaser”) pursuant to which the Company has agreed to issue and sell to Purchaser an aggregate of: (i) 1,666,667 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and (ii) warrants (the “Purchase Warrants”) to purchase up to 1,666,667 shares of Common Stock, exercisable at $2.74 per share (the “Offering”). The offering price per Share and associated Purchase Warrants is $2.10. The October Warrants will expire five years from the date on which they become exercisable. On October 26, 2023, the Company closed the Offering and raised $3.5 million in gross proceeds from the Offering.

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

As of March 31, 2024, approximately $61.9 million remains available under the shelf registration statement Form S-3 (File No. 333-265526) previously filed and declared effective by the Securities and Exchange Commission (SEC) on July 15, 2022. SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently limited by the Baby Shelf Rule as of the filing of this Annual Report, until such time as our public float exceeds $75 million. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner.

Stock Issued for Services

During the three months ended March 31, 2024 and 2023, the Company issued 40,000 and 150,000, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $60 thousand and $466 thousand, respectively, based upon the closing market price of the Company’s common stock on the date of the agreement.

Stock Issued related to Acquisition

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

On March 1, 2024, the Company issued 15,000 shares of common stock valued at $1.75 per share to the former owner of Alliance Partners, LLC as consideration for extending the payment due date for the remaining balance due of the acquisition consideration.

See Note 1 - Purchase of Alliance Partners, LLC.

Stock Options

The Company grants stock options as part of employee compensation and recognizes these options’ expense over the vesting period. If an employee does not meet certain conditions such as sales targets or leaves the Company before the options vest, these options are forfeited as they occur.

On December 7, 2021, the board authorized the Company’s Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of our company to enable our company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to our long-term success. The shareholders approved an additional 700,000 shares for the Company’s Equity Incentive plan in May 2023. A total of 1,752,632 shares of common stock were authorized under the Equity Incentive Plan, for which as of March 31, 2024, a total of 378,364 are available for issuance.

On October 26, 2023, the Company acquired FinZeo, a Nevada based LLC. As part of the acquisition of FinZeo, the previous management team received 1.5 million options of AppTech’s common stock, with vesting contingent upon reaching specified sales milestones. The options would be forfeited if they left the Company prior to achieving their target. The Company did not record any stock-based compensation expense during the three months ended March 31, 2024 as these were not determined to be probable of vesting. See Note 1 - Purchase of Alliance Partners, LLC.

On March 20, 2024, the Company extended the expiration term of vested and outstanding stock options to 10 years from the original grant date for current employees and consultants. The fair value was calculated both on the modification date and prior to the modification. During the three months ended March 31, 2024, the Company recorded the option modification expense of $325 thousand.

During the three months ended March 31, 2024, the Company granted 1,028,750 options to purchase of common stock. The grants included:

1) 1,000,000 shares of common stock to a consultant, with vesting contingent upon reaching specified sales milestones. The fair value of these options, which are non-plan with a one-year life, will be recognized as an expense when vesting appears probable. These options have an exercise price of $1.58 per share and a fair value of $0.64 per share on the issuance date. The Company did not record any stock based compensation expense during the three months ended March 31, 2024 as these were not determined to be probable of vesting.

2) 28,750 shares of common stock granted to the board of directors, with an exercise price of $2.11 per share and a fair value at $1.78 per share.

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2023	2,725,564	$1.84	4.07
Issued	1,028,750	1.59
Exercised	–	–
Cancelled	–	–
Outstanding as of March 31, 2024	3,754,314	$1.78	6.56
Outstanding as of March 31, 2024, vested	1,204,317	$1.29	7.45

The unvested options includes a total of 2.5 million options contingent upon reaching specified sales milestones. The remaining expense to be recognized, exclusive of the contingent performance-based options, is $30 thousand as of March 31, 2024. This amount is expected to be recognized by the end of July 2025.

During the three months ended March 31, 2024, the Company recorded $400 thousand in option expenses, which includes the modification expense noted above of $325 thousand.

The options vest in equal monthly installments ranging from instantly to 12 months. For the three months ended March 31, 2024, the fair value of the options were valued using a Black-Scholes option pricing model with the following range of assumptions:

Market value of common stock on issuance date	$0.72 - $3.12
Exercise price	$0.72 - $3.12
Expected volatility	102% - 144%
Expected term (in years)	1.0 - 10.0
Risk-free interest rate	3.84% - 5.00%
Expected dividend yields	–

Warrants

See Note 8 - Common Stock - related to the issuance of warrants.

As of March 31, 2024, the Company has 7,489,960 warrants outstanding. The following table summarizes warrant activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2023	7,489,960	$3.52	3.83
Cancelled	–	–
Issued	–	–
Outstanding as of March 31, 2024	7,489,960	$3.52	3.58

See Note 1 for information on warrants issued during the Offering

NOTE 9 – SUBSEQUENT EVENTS

On April 4, 2024, the Company granted 406,000 options to current employees and consultants with an exercise price of $0.95, a ten-year expiration term, and a fair value on the grant date of $0.86. The Company recognized $349,000 related to this grant. The options were fully vested upon on the grant date.

As previously disclosed in a Form 10-K filed with the Securities and Exchange Commission on April 1, 2024, the Company completed its acquisition of Alliance Partners on October 26, 2023. The Parties entered into an Amendment to the Membership Interest Purchase Agreement (the “Fourth Amendment”) on April 29, 2024. See Note 1.

In May 2024, the Company received a notification of a lawsuit filed by three former employees seeking severance payments.

See Note 7.

On May 9, 2024, AppTech Payments Corp. received a deficiency notification from Nasdaq due to the Company’s common stock trading below the minimum bid price of $1.00 for thirty consecutive business days, as required by Nasdaq Listing Rule 5550(a)(2). While the notice does not currently affect the Company’s listing, AppTech Payments Corp. has until November 5, 2024, to regain compliance. The Company may consider actions such as a reverse stock split to address compliance issues. However, there is no assurance of regaining compliance within the prescribed timeframe or maintaining compliance with other Nasdaq requirements.

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

AppTech is positioned to further accelerate digital transformation through BaaS, layered with financial management tools that empower financial institutions to provide businesses, professionals, and individuals with the ability to better manage their finances anywhere, anytime at a fraction of the cost of traditional banking and financial services. BaaS fosters an ecosystem of immersive and scalable digital financial management services, including FinZeo’s groundbreaking automated underwriting portal. By digitizing the underwriting process, Automated Underwriting expedites business onboarding with its intuitive digital application and e-signature capabilities. This portal offers customizable pricing, risk models, and access to multiple processors, ensuring tailored solutions for diverse needs.

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

FinZeo has a flexible architecture and can be fully white labeled to allow for rich, personalized payment and banking experiences. This cloud-based platform packages together elements of AppTech’s intellectual property, BaaS, PaaS and Commerse™ Portal to create a one-hub connection point of multi tenant portals giving the merchant, ISO/ISV, and each customer a well-defined user experience.

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

Recent Developments

On May 9, 2024, we received a deficiency notification from Nasdaq due our common stock trading below the minimum bid price of $1.00 for thirty consecutive business days, as required by Nasdaq Listing Rule 5550(a)(2). While the notice does not currently affect our listing, we have until November 5, 2024 to regain compliance. We may consider actions such as a reverse stock split to address compliance issues. However, there is no assurance that we will regain compliance within the prescribed timeframe or maintaining compliance with other Nasdaq requirements.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2024 and 2023, respectively.

The following table presents our historical results of operations for the periods indicated:

	Three Months Ended March 31		Change
(in thousands, except per share data)	2024	2023	Amount	%
Revenue	$105	$89	$16	18%
Cost of revenue	11	53	(42)	(79%	)
Gross profit	94	36	58	161%
Operating expenses
General and administrative	2,481	2,073	408	(20%	)
Research and development	644	1,525	(881)	(58%	)
Total operating expenses	3,125	3,598	(473)	(13%	)

Loss from operations	(3,031)	(3,562)	531	(15%	)
Other income (expenses)
Interest expense, net	(3)	(46)	43	(93%	)
Change in fair value of Derivative Liability	–	27	(27)	(100%	)
Other income (expenses)	(3)	430	(433)	(101%	)
Total other expenses	(6)	411	(417)	(101%	)

Loss before income taxes	(3,037)	(3,151)	114	(4%	)
Provision for income taxes	–	–	–	–
Net loss	$(3,037)	$(3,151)	$114	(4%	)

Revenue

Revenue was approximately $105 thousand for the three months ended March 31, 2024, compared to $89 thousand for the three months ended March 31, 2023, representing an increase of 18%. The increase was principally driven by the new licensing revenue and offset by lower merchant processing revenue.

Cost of Revenue

Cost of revenue was approximately $11 thousand for the three months ended March 31, 2024, compared to $53 thousand for the three months ended March 31, 2023, representing a decrease of 79%. The decrease was principally driven by lower transaction volume, and the licensing revenue has no corresponding costs of revenue.

General and Administrative Expenses

General and administrative expenses were approximately $2.5 million for the three months ended March 31, 2024, compared to $2.1 million or the three months ended March 31, 2023, representing an increase of $408 thousand or 20%. The increase was primarily due to higher professional fees.

Research and Development Expenses

Research and development expenses were approximately $0.6 million for the three months ended March 31, 2024, compared to $1.5 million for the three months ended March 31, 2023, representing a decrease of $881 thousand or 58%. The decrease was primarily due to lower stock based compensation of $588 thousand, lower payroll and benefit of $605 thousand, and offset by higher outsourced development consultants of $294 thousand.

Interest Expense, net

Interest expense, net was approximately $3 thousand for the three months ended March 31, 2024, compared to $46 thousand for the year ended March 31, 2023, representing a decrease of 93%. The decrease was primarily due to the Company's repayment of forbearance loan and interest in February 2023.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was approximately $0 for the three months ended March 31, 2024, compared to $27 thousand for the year ended March 31, 2023, representing a decrease of 100%. The decrease was primarily due to the Company's settlement of the notes and warrants that contained the embedded derivative liabilities in April 2023.

Other income (expenses)

Other income was approximately $3 thousand for the three months ended March 31, 2024, compared to approximately $430 thousand for the three months ended March 31, 2023. The decrease was primarily driven by $430 thousand gain from cancellation of stock repurchase liabilities during the three months ended March 31, 2023.

Liquidity and Capital Resources

In March 2024, AppTech Payments Corp. (the “Company”) entered into an underwriting agreement (the “Underwriting Agreement”) with EF Hutton LLC, as representative of the several underwriters (the “Underwriters”), relating to the public offering of 2,000,000 shares of common stock, par value $0.001 per share (“Common Stock”), at a purchase price per share to the public of $1.00 (the “Offering Price”). Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 300,000 shares of Common Stock at the Offering Price, less any underwriting discounts and commissions, for use solely in covering any over-allotments.

In August 2023, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $18.0 million through “at-the-market” offerings (ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. During the three months ended March 31, 2024, the Company sold 423,180 shares of common stock under the ATM, for which the Company received net proceeds of $701 thousand, after deducting commissions, fees and expenses. As of March 31, 2024, the Company has sold a total of 898,780 shares of common stock under the ATM, for which the Company received net proceeds of $2.1 million, after deducting commissions, fees and expenses.

As of March 31, 2024, approximately $61.9 million remains available under the shelf registration statement Form S-3 (File No. 333-265526) previously filed and declared effective by the Securities and Exchange Commission (SEC) on July 15, 2022. SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently limited by the Baby Shelf Rule as of the filing of this Annual Report, until such time as our public float exceeds $75 million. However, factors such as stock price, volatility, trading volume, market conditions, demand and regulatory requirements may adversely affect the Company’s ability to raise capital in an efficient manner.

As of March 31, 2024, we had cash and cash equivalents of approximately $1.6 million, working capital of negative $2.3 million, and stockholders’ equity of approximately $4.1 million.

During the three months ended March 31, 2024, we met our immediate cash requirements through existing cash balances, public offerings, and “at-the-market” offerings (ATM). See Note 8 – Stockholders’ Equity.

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

Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023

Net cash used in operating activities	$(2,164)	$(3,050)
Net cash provided by (used in) investing activities	$–	$–
Net cash provided by financing activities	$2,436	$2,982

Cash Flow from Operating Activities

Net cash used in operating activities during the year ended March 31, 2024, was approximately $2.2 million, which is comprised of (i) our net loss of $3.0 million, adjusted for non-cash expenses totaling $0.8 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities of approximately $39 thousand.

Net cash used in operating activities during the three months ended March 31, 2023 was approximately $3.1 million, which is comprised of (i) our net loss of $3.2 million, adjusted for non-cash expenses totaling $0.9 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) increased by changes in operating assets and liabilities of approximately $0.8 million.

Cash Flow from Investing Activities

There no cash used by investing activities during the three months ended March 31, 2024 and 2023.

Cash Flow from Financing Activities

During the three months ended March 31, 2024, net cash provided by financing activities was approximately $2.4 million. This amount primarily consists of $1.8 million in net proceeds from the issuance of common shares in our public offering, and $0.7 million from the At-The-Market (ATM) offering.

Net cash provided by financing activities during the year ended March 31, 2023 was approximately $3.0 million, which principally consists of net proceeds of $4.5 million through the issuance of common shares and warrants in our public offering.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates include those related to the valuation of goodwill impairment and intangible assets, and equity-based compensation. These estimates are based on historical experience and assumptions believed to be reasonable under current conditions. It’s important to note that actual results could differ from these estimates.

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of March 31, 2024, there have been no significant changes to our critical accounting estimates nor to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Goodwill Impairment

Goodwill Impairment Testing: The process requires an annual test for impairment of goodwill, and more frequent testing if certain indicators suggest that the goodwill might be impaired. This assessment involves comparing the carrying amount of a reporting unit, including goodwill, to its fair value. Key estimates in determining fair value include: a) Cash Flow Projections: Utilizing the DCF method, management estimates future cash flows based on current performance, business plans, and expected market growth, introducing judgment due to forecasting uncertainties. b) Discount Rate: The discount rate, reflecting the WACC and adjusted for unit-specific risks, is crucial for present value calculations, with changes significantly affecting fair value estimations; c) Long-term Growth Rates: Assumptions on sustainable growth rates impact the terminal value in the DCF model, thus influencing the overall fair value of the reporting unit.

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

Impairment of Long-Lived Assets

Our company evaluates long-lived assets, including capitalized software, for impairment when there are indicators that the carrying amount may not be recoverable. This process involves comparing the carrying amount to the expected future undiscounted cash flows from the asset. If the carrying amount exceeds the expected cash flows, an impairment charge is recognized to reduce the asset’s carrying amount to its fair value.

Indicators of impairment include significant underperformance against projections, market or economic downturns, and technological obsolescence. The fair value is determined using market data or discounted cash flow models. An impairment loss is recorded as an expense immediately.

Recent Accounting Pronouncements

As of March 31, 2024, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Because we are allowed to comply with the disclosure obligations applicable to a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, with respect to this Form 10-Q, we are not required to provide the information required by this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - Other Information

Item 1. Legal Proceedings.

NCR Lawsuit

On November 30, 2022, AppTech filed a complaint against NCR Payment Solutions, LLC in the United States District Court for the Southern District of California, alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Specific Performance and Accounting. NCR filed a motion to dismiss, motion to transfer venue and motion to compel arbitration.

In March 2024, the Company and NCR reached a Settlement and Release Agreement ("Settlement Agreement"). Both parties affirm that this agreement is solely for settlement purposes and does not imply any admission of liability. Each party expressly denies any liability, and nothing within this Settlement Agreement should be interpreted as an admission of liability by either party. No further other actions required by either party.

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

In the years of 2021 and 2022, the Company paid Infinios $1.8 million and issued to an Infinios’ affiliate about 1,895,948 shares of common stock of the Company.

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

Former Employees

In May 2024, the Company received a notification of a lawsuit filed by three former employees seeking severance payments. Upon assessing the merits of the case, the Company has determined that the likelihood of loss is less than likely, as the employees failed to fulfill certain contractual obligations. The Company remains committed to vigorously defending its position and will continue to closely monitor developments in this case.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed on a Form 10-K filed with the Securities and Exchange Commission on April 1, 2024, the Company completed its acquisition of Alliance Partners on October 26, 2023. On October 31, 2023, the Company issued 1,000,000 shares of common stock valued at $2.44 per share to an entity owned by the Seller in exchange for the cancellation of long-term debt of FinZeo. On May 2, 2024, the Board approved the cancellation and reissuance of these shares to accommodate an internal request by the Seller, with no impact on equity or the value of the asset.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Title

2.1	Amendment to the Membership Interest Purchase Agreement, dated December 28, 2023, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.1 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

2.2	Amendment to the Membership Interest Purchase Agreement, dated January 31, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.2 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

2.3	Amendment to the Membership Interest Purchase Agreement, dated March 1, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.3 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

2.4	Amendment to the Membership Interest Purchase Agreement, dated April 29, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.4 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2024

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 14, 2024

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2024

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated May 14, 2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104.0	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Payments Corp.

Date: May 14, 2024	By:	/s/ Luke D’Angelo
	Name:	Luke D’Angelo
	Title:	Chief Executive Officer

Date: May 14, 2024	By:	/s/ Meilin Yu
Meilin Yu
Chief Financial Officer and Treasurer

