Form 10-Q
period 2024-06-30
AppTech Payments Corp.
filed 2024-08-14
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 14, 2024, the registrant had 25,114,922 shares of common stock issued and outstanding.

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

APPTECH PAYMENTS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

(in thousands, except shares and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$16	$1,281
Accounts receivable	15	30
Prepaid expenses	297	205
Total current assets	328	1,516
Note receivable	26	26
Right of use asset	48	66
Security deposit	19	9
Intangible assets, net of accumulated amortization	3,919	4,428
Goodwill	1,161	1,161
Capitalized software development, net of accumulated amortization	963	1,147
TOTAL ASSETS	$6,464	$8,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,480	$1,680
Accounts payable - related party	102	119
Accrued liabilities	1,675	1,958
Notes payable, net of discount of $10 and $0, respectively	191	1
Deferred revenue	150	244
Right of use liability	63	78
Total current liabilities	4,661	4,080
Long-term liabilities
Right of use liability, net of current portion	–	14
Notes payable, net of current portion	63	65
Total long-term liabilities	63	79
TOTAL LIABILITIES	4,724	4,159
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: 100,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; Series A preferred stock: $0.001 par value;14 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively.	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 24,864,922 and 22,251,742 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	25	22
Additional paid-in capital	167,423	163,921
Accumulated deficit	(165,708)	(159,749)
Total stockholders’ equity	1,740	4,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,464	$8,353

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 and 2023

(UNAUDITED)

(in thousands, except shares and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$76	$134	$181	$223
Cost of revenues	14	62	25	115
Gross profit	62	72	156	108

Operating expenses:
Selling, general and administrative, including stock based compensation of $462 and $811 for the three months ended June 30, 2024 and 2023, respectively, $909 and $1,043 for the six months ended June 30, 2024 and 2023, respectively	2,320	2,816	4,803	4,887
Impairment of intangible assets	–	6,131	–	6,131
Research and development, including stock based compensation of $91 and $2 for the three months ended June 30, 2024 and 2023, respectively, $131 and $630 for the six months ended June 30, 2024 and 2023, respectively	633	498	1,276	2,023
Total operating expenses	2,953	9,445	6,079	13,041

Loss from operations	(2,891)	(9,373)	(5,923)	(12,933)

Other income (expenses)
Interest expense (income)	(32)	3	(35)	(43)
Change in fair value of derivative liability	–	–	–	27
Other income (expenses)	1	287	(1)	715
Total other expenses	(31)	290	(36)	699

Loss before provision for income taxes	(2,922)	(9,083)	(5,959)	(12,234)
Provision for income taxes	–	–	–	–
Net loss	$(2,922)	$(9,083)	$(5,959)	$(12,234)
Deemed dividend related to warrant resets	–	–	–	(763)
Net loss attributable to common stockholders	$(2,922)	$(9,083)	$(5,959)	$(12,997)

Basic and diluted net loss per common share	$(0.12)	$(0.49)	$(0.25)	$(0.71)
Weighted-average number of shares used basic and diluted per share amounts	24,765,307	18,468,741	23,653,211	18,200,197

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 and 2023

(UNAUDITED)

(in thousands, except shares and per share data)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2022	14	$–	16,697,280	$17	$147,881	$(140,474)	$7,424
Net loss	–	–	–	–	–	(3,151)	(3,151)
Stock based compensation	–	–	178,750	–	1,094	–	1,094
Repricing of warrants	–	–	–	–	763	(763)	–
Net proceeds from sale of offering shares	–	–	1,666,667	2	4,488	–	4,490
Balance March 31, 2023	14	$–	18,542,697	$19	$154,226	$(144,388)	$9,857
Net loss	–	–	–	–	–	(9,083)	(9,083)
Stock based compensation	–	–	38,750	–	813	–	813
Balance June 30, 2023	14	$–	18,581,447	$19	$155,039	$(153,471)	$1,587

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	14	$–	22,251,742	$22	$163,921	$(159,749)	$4,194
Net loss	–	–	–	–	–	(3,037)	(3,037)
Stock based compensation	–	–	55,000	1	486	–	487
Net proceeds from sale of common shares	–	–	2,423,180	2	2,436	–	2,438
Balance March 31, 2024	14	$–	24,729,922	$25	$166,843	$(162,786)	$4,082
Net loss	–	–	–	–	–	(2,922)	(2,922)
Stock based compensation	–	–	105,000	–	553	–	553
Shares issued with Note Payable	–	–	30,000	–	27	–	27
Balance June 30, 2024	14	$–	24,864,922	$25	$167,423	$(165,708)	$1,740

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 and 2023

(UNAUDITED)

(in thousands, except shares and per share data)

	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,959)	$(12,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,040	1,673
Cancellation of stock repurchase liabilities	–	(430)
Impairment of intangible assets	–	6,131
Gain on settlement of convertible note, warrants, and derivative liabilities	–	(250)
Amortization of debt discount	17	4
Amortization of intangible assets and software	693	586
Change in fair value of derivative liabilities	–	(27)
Changes in operating assets and liabilities:
Accounts receivable	16	(391)
Prepaid expenses	(102)	454
Accounts payable	781	129
Accrued liabilities	(283)	(1,447)
Deferred revenue	(94)	390
Right of use asset and liability, net	(10)	(4)
Net cash used in operating activities	(3,901)	(5,416)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	200	–
Payments on loans payable - related parties	–	(88)
Proceeds from sale of common stock	2,438	4,490
Repayment of notes payable	(2)	(1,020)
Repayment of convertible notes payable	–	(679)
Net cash provided by financing activities	2,636	2,703

Changes in cash and cash equivalents	(1,265)	(2,713)
Cash and cash equivalents, beginning of year	1,281	3,462
Cash and cash equivalents, end of year	$16	$749

Supplemental disclosures of cash flow information:
Cash paid for interest	$2	$1,429
Cash paid for income taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock for prepaid services	$111	$234
Common stock issued with Note Payable	27	–
Cancellation of stock repurchase liabilities	$–	$430

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

In June 2023, the Company entered into licensing agreements with InstaCash and PayToMe.co. As part of the arrangement with these parties, the Company negotiated a 7.5% preferred share equity interest. As of the date of this filing, the shares have not been issued to AppTech. InstaCash’s CEO also provides investor relation services to the Company. The shares have not been issued as of the date of this filing. Additionally, PayToMe.co is a related party to AppTech. Senior members of the Company sit on PayToMe.co’s board of directors and AppTech’s Chief Financial Officer (“CFO”) is married to its founder and Chief Executive Officer (“CEO”).

In August 2023, the Company entered into a sales agreement under which it may sell shares of its common stock having an aggregate offering price of up to $18.0 million through “at-the-market” (ATM) offerings, pursuant to its shelf registration statement on Form S-3 on file with the SEC. As of this filing, and due to the baby shelf calculation, the Company cannot currently raise capital under the ATM.

On October 13, 2023, Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Alliance Partners, LLC, a Nevada-based software development company doing business as FinZeo, and Chris Leyva (the “Seller”). Under this agreement, the Company acquired 100% of the Seller’s membership interest in Alliance Partners. The primary purpose of this acquisition was to gain control of FinZeo’s intellectual property, key personnel, and software platform, which are integral to boarding the Company’s potential customers. The total consideration for the transaction was $2.0 million in cash, with the Company also assuming certain short-term and long-term liabilities of Alliance Partners. The transaction closed on October 26, 2023.

Subsequent to the closing of the transaction, the payment terms were amended various times with the last amendment executed on June 20, 2024. For details regarding the payment schedule and the equity considerations provided to the Seller, refer to Footnote 8. Stockholders’ Equity - Equity Issued related to Acquisition section.

The remaining outstanding payable as of June 30, 2024 is $1.35 million and is secured by substantially all the Company’s assets.

Management’s Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company’s current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

Management is actively pursuing additional funding options and is confident that it will begin generating revenue during the following twelve months from the issuance date of these financial statements, although no assurances can be made.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2024 and June 30, 2023. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying consolidated unaudited financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. The interim results for the six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the year ended December 31, 2024 or for any future interim periods.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, the Company reclassified ‘Accounts Payable - Related Party’ from ‘Accounts Payable’ within the consolidated balance sheet. As a result, ‘Accounts Payable - Related Party’ is presented separately as of June 30, 2024 and December 31, 2023.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation insurance premiums. The Company has never experienced any losses related to these balances.

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. As of June 30, 2024, 81% of the accounts receivable balance was generated from three customers. As of December 31, 2023, the same three customers accounted for 96% of total accounts receivable.

For the six months ended June 30, 2024, 82% of the revenue was generated from three customers. For the six months ended June 30, 2023, the same three customers represented 86% of total revenues. The loss of the customer would have a significant impact on the Company’s financials.

Revenue Recognition

The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, codified as Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

The Company provides merchant processing solutions for credit cards and electronic payments. In all cases, the Company acts as an agent between the merchant, which generates the credit card and electronic payments, and the bank, which processes such payments.

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

Capitalized Software Development Costs

The Company capitalizes certain costs related to the development of its digital payment and banking platform, including employee compensation and consulting fees for third-party developers, only when it is probable that the development will result in new or additional functionality. Costs incurred during the preliminary project planning phase and post-implementation phase are expensed as incurred. The identifiable intangible assets, such as acquired technology, intellectual property, and non-competes, are recorded at their acquisition-date fair value using a combination of the income and cost approaches. The capitalized software development costs are amortized on a straight-line basis over the estimated useful life of the asset.

Goodwill

The Company accounts for goodwill in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of our technology platform, contract and other outside services. Total R&D costs for the six months ended June 30, 2024 and 2023 were approximately $1.3 million and $2.0 million, respectively.

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

The number of common stock equivalents not included in diluted income per share was 10,702,946 and 6,705,196 for the six months ended June 30, 2024 and 2023, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	June 30, 2024	June 30, 2023

Series A preferred stock	1,148	1,148
Warrants	7,489,960	5,823,036
Options	3,211,838	881,012
Total	10,702,946	6,705,196

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

NOTE 3 – INTANGIBLE ASSETS

Intellectual Property

The Company has two patent portfolios, which include:

Mobile Payment Technology This portfolio consists of four mobile technology patents that range from System & Method for Delivering Web Content to a Mobile Device, Computer to Mobile Two-Way Chat System & Method, and Mobile to Mobile payment.

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

As of June 30, 2024 and December 31, 2023, the gross value of patents is $407 thousand. As of June 30, 2024 and December 31, 2023, cumulative amortization is approximately $300 thousand and $232 thousand, respectively.

On October 26, 2023, the Company acquired FinZeo, a Nevada based LLC. The gross value of acquired intangible assets is $4.4 million. As of June 30, 2024 and December 31, 2023, cumulative amortization is approximately $588 thousand and $147 thousand, respectively. The estimated aggregate amortization of the intellectual property for each of the five succeeding fiscal years is approximately $882 thousand.

Intellectual Property as of June 30, 2024 and December 31, 2023 are as follows:

Intellectual Property	June 30, 2024	December 31, 2023
Beginning Balance	$4,428	$311
Acquisition of intangible assets	–	4,400
Amortization expenses	(509)	(283)
Ending Balance	$3,919	$4,428

Capitalized Software Development Costs

The Company capitalizes certain costs related to the development of its digital payment and banking platform.

As of June 30, 2024, the gross value of capitalized software development cost is approximately $1.6 million. As of June 30, 2024 and December 31, 2023, cumulative amortization is approximately $603 thousand and $419 thousand, respectively. The estimated aggregate amortization of the capitalized software development cost for each of the four succeeding fiscal years is approximately $368 thousand.

Capitalized Software Development Cost	June 30, 2024	December 31, 2023
Beginning Balance	$1,147	$4,921
Impairment	–	(3,072)
Amortization expenses	(184)	(702)
Ending Balance	$963	$1,147

See Note 7 - Commitments and Contingencies for discussions of Infinios Financial Services (formerly NEC Payments B.S.C.) and the write-off of capitalized software development costs.

Goodwill

On October 26, 2023, the Company completed the acquisition of Alliance Partners, LLC, a Nevada limited liability company. The difference between the fair value of the purchase price and the net assets acquired (including the assembled workforce) is recorded as goodwill. As of June 30, 2024, the Company recorded goodwill of approximately $1.2 million.

See Note 1 - Purchase of Alliance Partners, LLC.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
Accrued payroll	$188	$189
Anti-dilution provision	72	72
Payables due to related party	1,350	1,500
Other	65	197
Total accrued liabilities	$1,675	$1,958

Related parties noted below are either members of management, board of directors, significant shareholders, or individuals that have significant influence over the Company.

Anti-dilution provision

In connection with the shares to be issued as part of the HotHand acquisition, and anti-dilution provision with Infiinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares have not been issued to Infinios as of June 30, 2024.

See Note 7 - Commitment and Contingencies.

Payables due to related party

The remaining outstanding payable as of June 30, 2024, is $1.35 million for the purchase of FinZeo. See Note 1. Purchase of Alliance Partners, LLC (Business Combinations).

NOTE 5 – NOTES PAYABLE

The following is a summary of notes payable outstanding as of June 30, 2024 and December 31, 2023.

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with the U.S. Small Business Administration office for $68 thousand in proceeds and with interest at 3.75% per annum. All payments of principal and interest are deferred for thirty months from the date of the note. Payments totaling $4 thousand are due each year through the maturity date of July 1, 2050.

On June 10, 2024, the Company entered into a 60-day unsecured note agreement with Black Ice Advisors, LLC, a third-party lender, for proceeds of $200 thousand. The note bears interest of $24 thousand, due along with the principal amount within 60 days of receipt of funds, resulting in a total payable amount of $224 thousand. Additionally, the Company issued 30,000 shares of Rule 144 Restricted AppTech Common Stock to the lender on June 17, 2024. The implied annual interest rate for this note is 73%. The maturity date of the note is August 10, 2024.

The note agreement includes a default provision where the Company’s failure to pay the total amount of $224,000 by the due date will result in an additional 140% of the outstanding principal and interest, payable in free-trading AppTech Common Stock valued at the average bid price from the past 7 trading days, or a late fee of $500 per day, at the Company’s discretion. Refer to Note 9 - Subsequent Events for the Status of the Note Payable.

As of June 30, 2024, the balance of all note payable outstanding was $254 thousand and $66 thousand, with accrued interest was $8 thousand and $0, respectively.

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

The rent expense was $37 thousand and $36 thousand for the six months ended June 30, 2024 and 2023, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

NCR Lawsuit

On November 30, 2022, AppTech filed a complaint against NCR Payment Solutions, LLC in the United States District Court for the Southern District of California.

In March 2024, the Company and NCR reached a Settlement and Release Agreement. Both parties expressly denied any liability and no further actions are required by either party.

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

During 2021 and 2022, the Company paid Infinios $1.8 million and issued to an Infinios’ affiliate 2,347,905 shares of common stock of the Company.

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

On or about October 5, 2023, Infinios filed a demand for arbitration and a Statement of Claim before the International Centre for Dispute Resolution (the “Arbitration Claim”). In the Arbitration Claim, Infinios asserts claims for breach of contract, quantum meruit, and account stated. Infinios alleges damages of $598,525, and asserts a demand for the grant and registration of shares.

On November 13, 2023, the Company filed an Answer to the Arbitration Claim, along with Counterclaims for breach of contract, fraudulent inducement, unjust enrichment, breach of fiduciary duty, and breach of the covenant of good faith and fair dealing.

At a Preliminary Hearing held on February 22, 2024, hearing dates of August 12 and 13, 2024, August 19 and 20, 2024, and October 21 and 22, 2024 were scheduled. While the Company will continue to pursue consensual means of resolving this dispute, it intends to vigorously defend the claims in the Arbitration Claim, and prosecute the causes of action in its Counterclaims. Refer to Note 9 – Subsequent Events for the Status of the Litigation.

Terminated Employees

Following unsuccessful negotiations regarding severance payments, three former employees filed a lawsuit against the Company in May 2024 concerning their severance claims. After reviewing the case details, including the lawsuit, the Company has assessed that it is less likely than not that a severance obligation will be incurred. Given this assessment, the Company has determined that no accrual for severance payments is necessary as of June 30, 2024.

NOTE 8 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.001 per share. As of June 30, 2024 and December 31, 2023. There were fourteen (14) shares of Series A preferred stock issued and outstanding. The holders of Series A preferred stock are entitled to one vote per share on an “as converted” basis on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of Series A preferred stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available, therefore on a pro rata basis according to their holdings of shares of Series A preferred stock, on an as converted basis. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into 82 shares of common stock.

Common Stock

The Company is authorized to issue 105,263,158 shares of $0.001 par value as of June 30, 2024 and December 31, 2023. There were 24,864,922 and 22,251,742, respectively, shares of common stock outstanding as of June 30, 2024 and December 31, 2023. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available, therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

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

In August 2023, the Company entered into a sales agreement under which it may sell shares of its common stock having an aggregate offering price of up to $18.0 million through “at-the-market” offerings (ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. In total, as of the end of June 30, 2024, the Company sold 898,780 shares of common stock, for which we received net proceeds of $2.1 million, after deducting commissions, fees and expenses.

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

On March 26, 2024, AppTech Payments Corp. entered into an underwriting agreement with EF Hutton LLC, as representative of the several underwriters, relating to the public offering of 2,000,000 shares of common stock, par value $0.001 per share, at a purchase price per share to the public of $1.00. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 300,000 shares of Common Stock at the Offering Price, less any underwriting discounts and commissions.

As of June 30, 2024, approximately $52.7 million remains available under the shelf registration statement Form S-3 (File No. 333-265526) previously filed and declared effective by the Securities and Exchange Commission (SEC) on July 15, 2022. SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently limited by the Baby Shelf Rule as of the filing of this Report, until such time as our public float exceeds $75 million.

Stock Issued for Services

During the six months ended June 30, 2024, the Company granted 160,000 and 160,000, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $175 thousand and $382 thousand, respectively, based upon the closing market price of the Company’s common stock on the date of the agreement.

Stock Issued with Note Payable

During the six months ended June 30, 2024, the Company issued 30,000 shares of common stock in connection with a note payable. The 2024 issuance was valued at $27 thousand based on the closing market price of the Company’s common stock on the agreement date. The issuance of the shares was part of the consideration for the note payable. The value of the shares issued was recorded as a debt discount and will be amortized over the note’s life. The interest expense related to this amortization is $17 thousand and is included in the Company’s financial statements for the period.

Equity Issued related to Acquisition

On October 26, 2023, the Company completed the acquisition of FinZeo. The Seller received cash and stock as part of the purchase price. See Note 1 - Purchase of Alliance Partners, LLC.

As of June 30, 2024, the payment terms under the Purchase Agreement with Alliance Partners, LLC, were amended as follows: 1) $150,000 due on or before July 11, 2024; 2) Remaining payments are deferred until either February 1, 2025, or until the Company generates $400,000 in monthly revenue from the FinZeo products (after cost of sales, excluding operating expenses). Once either condition is met, the payment schedule will resume with payments every 30 days, in amounts ranging from $75,000 to $375,000.

In consideration for modifying the payment schedule, Chris Leyva received a total of 15,000 shares of AppTech Payments Corp. and 55,000 options to purchase shares of the Company’s stock.

Stock Options

The Company grants stock options as part of employee compensation and recognizes these options’ expense over the vesting period. If an employee does not meet certain conditions such as sales targets or leaves the Company before the options vest, these options are forfeited as they occur.

On December 7, 2021, the board authorized the Company’s Equity Incentive Plan to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners, and employees of our company. This plan is essential for attracting, retaining, and motivating these key personnel, which is critical to our long-term success. In May 2023, shareholders approved an additional 700,000 shares for the Company’s Equity Incentive Plan, bringing the total authorized shares to 1,752,632. In May 2024, shareholders approved an additional 950,000 shares under a newly adopted 2024 Equity Incentive Plan (the “2024 Plan”), which replaced the previous plan in its entirety. As a result, a total of 2,702,632 shares of common stock were authorized under the 2024 Plan, with 990,114 shares available for issuance as of June 30, 2024.

In June 2024, the Company canceled 1 million contingent options related to the termination of a former employee.

On March 20, 2024, the Company extended the expiration term of vested and outstanding stock options to 10 years from the original grant date for current employees and consultants. The fair value was calculated both on the modification date and prior to the modification. During the six months ended June 30, 2024, the Company recorded the option modification expense of $325 thousand.

During the six months ended June 30, 2024, the Company granted 1,518,500 options to purchase of common stock. These grants included:

1.	1,000,000 options to a consultant, with vesting contingent upon reaching specified sales milestones. The fair value of these options, which are non-plan with a one-year life, will be recognized as an expense when vesting appears probable. These options have an exercise price of $1.58 per share and a fair value of $0.64 per share on the issuance date. The Company did not record any stock based compensation expense during the six months ended June 30, 2024 as these were not determined to be probable of vesting.

2.	On April 4, 2024, the Company granted 406,000 options to current employees and consultants with an exercise price of $0.95, a ten-year expiration term, and a fair value on the grant date of $0.86. The Company recognized $349 thousand related to this grant. The options were fully vested upon on the grant date.

3.	During the six months ended June 30, 2024, the Company granted 112,500 options to the board of directors and consultants. These options have a ten-year expiration period, with exercise prices ranging from $1.70 to $2.165 per share. The fair value of these options, as determined on the grant date, ranged from $0.76 to $1.53 per share.

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2023	2,725,564	$1.84	4.07
Issued	1,518,500	1.40
Exercised	–	–
Cancelled	(1,032,226)	2.25
Outstanding as of June 30, 2024	3,211,838	$1.50	5.94
Outstanding as of June 30, 2024, vested	1,661,841	$1.21	8.06

The unvested options includes a total of 1.5 million options contingent upon reaching specified sales milestones. The remaining expense to be recognized, exclusive of the contingent performance-based options, is $7 thousand as of June 30, 2024. This amount is expected to be recognized by the end of July 2024.

During the six months ended June 30, 2024, the Company recorded $865 thousand in option expenses, which includes the modification expense of $325 thousand and the company-wide grant of 406,000 shares valued at $349 thousand.

The options vest in equal monthly installments ranging from instantly to 12 months. For the six months ended June 30, 2024, the fair value of the options were valued using a Black-Scholes option pricing model with the following range of assumptions:

Market value of common stock on issuance date	$0.72 - $3.12
Exercise price	$0.72 - $3.12
Expected volatility	102% - 144%
Expected term (in years)	1.0 - 10.0
Risk-free interest rate	3.84% - 5.00%
Expected dividend yields	–

Warrants

As of June 30, 2024, the Company has 7,489,960 warrants outstanding. The following table summarizes warrant activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2023	7,489,960	$3.52	3.83
Cancelled	–	–
Issued	–	–
Outstanding as of June 30, 2024	7,489,960	$3.52	3.33

See Note 1 for information on warrants issued during the Offering.

NOTE 9 – SUBSEQUENT EVENTS

Private Placement Offering

On July 10, 2024, the Company closed a private placement offering (the “Private Placement Offering”) consisting of a 6% convertible debenture (the “Debenture”) with a principal amount of $1,100,000 and a warrant (the “Warrant”) to purchase up to 750,000 shares of the Company’s common stock. The Debenture was sold to the investor (the “Purchaser”) for $1,000,000, reflecting an original issue discount of 10%, pursuant to a Securities Purchase Agreement executed on the same date. The Warrant, which expires five years from its date of issuance, is exercisable at any time by the holder for up to 750,000 shares of common stock at an exercise price of $1.16 (the “Exercise Price”), subject to adjustments similar to those applicable to the Conversion Price.

Net proceeds from the Private Placement Offering were $910,000, after accounting for a $20,000 non-accountable fee withheld pursuant to the Purchase Agreement and $70,000 paid to a registered broker-dealer, for the Company’s benefit. The offering includes dilutive issuance protection and prohibits variable rate transactions until the Debenture is fully paid. In connection with the Private Placement Offering, the Company also issued an aggregate of 100,000 shares of restricted common stock (the “Commitment Shares”) on the closing date, with 50,000 shares issued to the Purchaser and 50,000 shares issued to the Purchaser’s designee.

The Debenture matures twelve months from its date of issuance and bears interest at a rate of 6% per annum, payable on the maturity date. The Debenture is convertible, at the option of the holder, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest, at a conversion price of $1.07 (the “Conversion Price”), subject to adjustment for stock splits, stock dividends, recapitalizations, and similar events. Additionally, the Conversion Price may be reduced at the option of the holder if the Company issues or grants any option to purchase common stock or other convertible securities at an effective price lower than the then-current Conversion Price.

The Debenture includes a redemption feature allowing the Company to prepay the Debenture at 110% of the principal amount and 110% of accrued interest. Additionally, if the Company raises $1.5 million or more in aggregate funds from public offerings or private placements (excluding insider investments), 50% of the proceeds from such fundraising activities must be used for the repayment of the Debenture, unless otherwise waived by the Purchaser. Default provisions are also included, providing for specific penalties and remedies in the event of non-compliance with the terms of the Debenture.

Stock and Option Grants

On July 3, 2024, the Company granted 785,000 options under the equity plan and approximately 1.2 million options outside of the plan to employees and consultants. These options, which expire ten years from the grant date, have an exercise price of $0.97 per share and a fair value of $0.87 per share on the issuance date. The vesting of these options is contingent upon reaching specified company milestones. The fair value of these options will be recognized as an expense when the vesting becomes probable.

On July 29, 2024, the Company entered into a consulting agreement with a third-party marketing firm. In connection with this agreement, the Company executed an Equity Grant Agreement on July 31, 2024, under which the grantee was granted 150,000 shares of the Company’s common stock at a grant price of $0.893 per share. The shares were fully vested on the grant date.

Status of the Note Payable

On June 10, 2024, the Company entered into a 60-day unsecured note agreement with a third party, for $200,000. The note matured on August 10, 2024. Refer to Note 5. - Notes Payable

As of August 14, 2024, the note and accrued interest have not been repaid, and the note is accruing $500 per day in late fees.

Infinios Financial Services Case Update

The Company had previously entered into a strategic partnership with Infinios Financial Services BSC (formerly NEC Payments B.S.C.) on October 1, 2020. This partnership was governed by a series of agreements, later amended and restated on February 11, 2021. The relationship faced challenges, leading to a termination notice issued by the Company in May 2023. Subsequently, Infinios filed a demand for arbitration, and the Company responded with counterclaims.

On August 8, 2024, the Company entered into a Settlement Agreement and Mutual Release with Infinios Solutions (Bahrain) W.L.L. The terms of this Settlement Agreement are confidential. The terms of the settlement do not currently result in any additional amounts payable outside what has already been accrued. Following the fulfillment of its terms, both parties will jointly file for the dismissal and termination of the arbitration, expected to be completed before the end of September 2024.

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

Recent Developments

On May 9, 2024, AppTech Payments Corp. received a deficiency notification from Nasdaq due to the Company’s common stock trading below the minimum bid price of $1.00 for thirty consecutive business days, as required by Nasdaq. While the notice does not currently affect the Company’s listing, AppTech Payments Corp. has until November 5, 2024, to regain compliance.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2024 and 2023, respectively.

Revenue

Revenue was approximately $76 thousand and $134 thousand for the three months ended June 30, 2024 and 2023, representing a decrease of 43%. The decrease was principally driven by lower merchant processing revenue.

Revenue was approximately $181 thousand and $223 thousand for the six months ended June 30, 2024 and 2023, representing a decrease of 19%. The decrease was principally driven by lower merchant processing revenue.

Cost of Revenue

Cost of revenue was approximately $14 thousand and $62 thousand for the three months ended June 30, 2024 and 2023, respectively., representing a decrease of 77%, driven primarily by an decrease in residual payouts.

Cost of revenue was approximately $25 thousand and $115 thousand for the six months ended June 30, 2024 and 2023, representing a decrease of 78%, driven primarily by an decrease in residual payouts.

General and Administrative Expenses

General and administrative expenses were approximately $2.3 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively, representing a decrease of 18%. The decrease was primarily driven by lower stock based compensation.

General and administrative expenses were approximately $4.8 million and $4.9 million for the six months ended June 30, 2024 and 2023, respectively, representing a decrease of 2%. The decrease was primarily driven by lower stock based compensation.

Research and Development Expenses

Research and development expenses were approximately $0.6 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively. The increase was primarily driven by higher stock based compensation.

Research and development expenses were approximately $1.3 million and $2.0 million for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to lower stock based compensation of $0.5 million, lower payroll and benefit of $0.9 million, and offset by higher outsourced development consultants of $0.6 million.

Impairment of Intangible Assets

Impairment of intangible assets were approximately $0 and $6.1 million for the three and six months ended June 30, 2024 and 2023. On May 4, 2023, the Company notified Infinios of its intent to terminate its relationship. Infinios turned off all its services in June 2023 and the Company wrote-off the $6.1 million capitalized asset as it was deemed to be impaired. See Note 3 Intangible Assets - Capitalized Development Cost and Prepaid Licenses, and Note 7 - Commitments and Contingencies.

Interest Expense, net

Interest expense, net was approximately $32 thousand for the three months ended June 30, 2024, compared to interest income, net at $3 thousand for the three months ended June 30, 2023. The increase of interest expense was primarily due to the Company’s interest on a new loan in June 2024.

Interest expenses, net was approximately $35 thousand and $43 thousand for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to the Company’s repayment of forbearance loan and interest in February 2023, offset by the Company’s interest on the new loan in June 2024.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was approximately $0 and $0 for the three months ended June 30, 2024 and 2023.

Change in fair value of derivative liability was approximately $0 and $27 thousand for the six months ended June 30, 2024 and 2023, respectively. The decrease was primarily due to the Company’s settlement of derivative liabilities in April 2023.

Other income (expenses)

Other income was approximately $1 thousand and $287 thousand for the three months ended June 30, 2024 and 2023. The Company’s repaid its derivative liabilities in April 2023.

Other income was approximately $1 thousand and $715 thousand for the six months ended June 30, 2024 and 2023. The decrease was primarily driven by $430 thousand gain from cancellation of stock repurchase liabilities during the three months ended March 31, 2023, and, the Company’s repayment of derivative liabilities in April 2023.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of approximately $16 thousand, working capital of negative $4.3 million, and stockholders’ equity of approximately $1.7 million.

During the six months ended June 30, 2024, we met our immediate cash requirements through existing cash balances, public offerings, “at-the-market” offerings (ATM), and debt financing.

Additionally, we used equity and equity-linked instruments to pay for services and compensation.

See Note 8 – Stockholders’ Equity.

Management’s Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company’s current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

Management is actively pursuing additional funding options and is confident that it will begin generating revenue during the following twelve months from the issuance date of these financial statements, although no assurances can be made.

Management undertook cost cutting measures to lower its expenses and it intends to maintain adequate working capital and adhere to prudent financial forecasting.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods (in thousands).

Six Months Ended June 30, 2024 and 2023

	Six Months Ended June 30,
	2024	2023

Net cash used in operating activities	$(3,901)	$(5,416)
Net cash provided by (used in) investing activities	$–	$–
Net cash provided by financing activities	$2,636	$2,703

Cash Flow from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024, was approximately $3.9 million, which is comprised of (i) our net loss of $6.0 million, adjusted for non-cash expenses totaling $1.8 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities of approximately $308 thousand.

Net cash used in operating activities during the six months ended June 30, 2023 was approximately $5.4 million, which is comprised of (i) our net loss of $12.2 million, adjusted for non-cash expenses totaling $7.7 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) increased by changes in operating assets and liabilities of approximately $0.9 million.

Cash Flow from Investing Activities

There was no cash used for investing activities during the six months ended June 30, 2024 and 2023.

Cash Flow from Financing Activities

During the six months ended June 30, 2024, net cash provided by financing activities was approximately $2.6 million. This amount primarily consists of $1.8 million in net proceeds from the issuance of common shares in our public offering, $0.7 million from the At-The-Market (ATM) offering, and a $0.2 million loan in June 2024.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of June 30, 2024, there have been no significant changes to our critical accounting estimates nor to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Recent Accounting Pronouncements

As of June 30, 2024, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

Item 1. Legal Proceedings

NCR Lawsuit

On November 30, 2022, AppTech filed a complaint against NCR Payment Solutions, LLC in the United States District Court for the Southern District of California.

In March 2024, the Company and NCR reached a Settlement and Release Agreement. Both parties expressly denied any liability and no further actions are required by either party.

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

On or about October 5, 2023, Infinios filed a demand for arbitration and a Statement of Claim before the International Centre for Dispute Resolution, (the “Arbitration Claim”). In the Arbitration Claim, Infinios asserts claims for breach of contract, quantum meruit, and account stated. Infinios alleges damages of $598,525, and asserts a demand for the grant and registration of shares.

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

While the Company will continue to pursue consensual means of resolving this dispute, it intends to vigorously defend the claims in the Arbitration Claim, and prosecute the causes of action in its Counterclaims. Refer to Note 9 – Subsequent Events for the Status of the Litigation.

Former Employees

Following unsuccessful negotiations regarding severance payments, three former employees filed a lawsuit against the Company in May 2024 concerning their severance claims. After reviewing the case details, including the lawsuit, the Company has assessed that it is less likely than not that a severance obligation will be incurred. Given this assessment, the Company has determined that no accrual for severance payments is necessary as of June 30, 2024.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2024, we have issued unregistered securities to the persons described below. We believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act thereof as a transaction not involving a public offering. The recipients both had access, through their relationship with us, to information about us.

As previously disclosed, the Company completed its acquisition of Alliance Partners on October 26, 2023. On October 31, 2023, the Company issued 1,000,000 shares of common stock valued at $2.44 per share to an entity owned by the Seller in exchange for the cancellation of long-term debt of FinZeo. On May 2, 2024, the Board approved the cancellation and reissuance of these shares to accommodate an internal request by the Seller, with no impact on equity or the value of the asset.

During the quarter ended June 30, 2024, the Company granted 160,000 shares of common stock to several consultants in connection with business development and professional services, valued at $175 thousand.

On June 10, 2024, the Company entered into a 60-day unsecured note agreement with Black Ice Advisors, LLC, a third-party lender, for proceeds of $200 thousand. The note bears interest of $24 thousand, due along with the principal amount, within 60 days of receipt of funds, resulting in a total payable amount of $224 thousand. Additionally, the Company issued 30,000 shares of Rule 144 restricted common stock to the lender on June 17, 2024. The maturity date of the note is August 10, 2024.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a. During the quarter ended June 30, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

b. During the quarter ended June 30, 2024, there were no material changes to the procedures by which members may recommend nominees to our board of directors.

c. During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Amendment to the Membership Interest Purchase Agreement, dated December 28, 2023, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.1 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

2.2	Amendment to the Membership Interest Purchase Agreement, dated January 31, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.2 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

2.3	Amendment to the Membership Interest Purchase Agreement, dated March 1, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.3 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

2.4	Amendment to the Membership Interest Purchase Agreement, dated April 29, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.4 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

3.1	http://www.sec.gov/Archives/edgar/data/1070050/000157570520000035/ex3_1.htm

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006(filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007(filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007(filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007(filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008 (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009(filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009(filed as Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010(filed as Exhibit 3.9 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010(filed as Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010(filed as Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010(filed as Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010(filed as Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010(filed as Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011(filed as Exhibit 3.15 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (filed as Exhibit 3.16 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011(filed as Exhibit 3.17 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.18	AppTech Corp. Bylaws dated May 07, 2013(filed as Exhibit 3.18 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013(filed as Exhibit 3.19 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013(filed as Exhibit 3.20 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015 (filed as Exhibit 3.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.22	AppTech Corp. Bylaws (Amended and Restated) dated March 27, 2020 (filed as Exhibit 3.22 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.23	AppTech Certificate of Incorporation filed with the Secretary of State of Delaware dated December 13, 2021 (filed as Exhibit 3.23 to the Registrant’s Registration Statement on Form S-1, as filed on December 15, 2021, and incorporated herein by reference)

3.24	AppTech Certificate of Correction filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.24 to the Registrant’s Registration Statement on Form S-1, as filed on December 23, 2021, and incorporated herein by reference)

3.25	AppTech Certificate of Conversion filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.25 to the Registrant’s Registration Statement on Form S-1, as filed on December 23, 2021, and incorporated herein by reference)

3.26	AppTech Certificate of Correction filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.26 to the Registrant’s Registration Statement on Form S-1, as filed on January 3, 2022, and incorporated herein by reference)

3.27	AppTech Certificate of Amendment filed with the Secretary of State of Delaware dated December 27, 2021 (filed as Exhibit 3.27 to the Registrant’s Registration Statement on Form S-1, as filed on January 3, 2022, and incorporated herein by reference)

3.28	AppTech Amended and Restated Bylaws (filed as Exhibit 3.22 to the Registrant’s Registration Statement on Form S-1, as filed on December 17, 2021, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2024

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 14, 2024

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2024

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 14, 2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104.0	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Payments Corp.

Date: August 14, 2024	By:	/s/ Luke D’Angelo
	Name:	Luke D’Angelo
	Title:	Chief Executive Officer

Date: August 14, 2024	By:	/s/ Meilin Yu
	Name:	Meilin Yu
	Title:	Chief Financial Officer and Treasurer

