Form 10-Q
period 2024-09-30
AppTech Payments Corp.
filed 2024-11-14
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, the registrant had 27,646,185 shares of common stock issued and outstanding.

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

APPTECH PAYMENTS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

(UNAUDITED)

(in thousands, except shares and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$104	$1,281
Accounts receivable	12	30
Prepaid expenses	196	205
Total current assets	312	1,516
Note receivable	–	26
Right of use asset	29	66
Security deposit	19	9
Intangible assets, net of accumulated amortization	3,664	4,428
Goodwill	1,161	1,161
Capitalized software development, net of accumulated amortization	1,429	1,147
TOTAL ASSETS	$6,614	$8,353
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,484	$1,680
Accounts payable - related party	102	119
Accrued liabilities	1,691	1,958
Convertible note payable and accrued interest, net of discount of $428 and $0, respectively	687	–
Notes payable	1	1
Deferred revenue	150	244
Right of use liability	38	78
Total current liabilities	5,153	4,080
Long-term liabilities
Right of use liability, net of current portion	–	14
Notes payable, net of current portion	62	65
Total long-term liabilities	62	79
TOTAL LIABILITIES	5,215	4,159
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock: 100,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; Series A preferred stock: $0.001 par value;14 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively.	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 27,478,328 and 22,251,742 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	27	22
Additional paid-in capital	169,120	163,921
Accumulated deficit	(167,748)	(159,749)
Total stockholders’ equity	1,399	4,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,614	$8,353

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

(UNAUDITED)

(in thousands, except shares and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$43	$140	$224	$363
Cost of revenues	24	44	49	159
Gross profit	19	96	175	204

Operating expenses:
Selling, general and administrative, including stock based compensation of $306 and $958 for the three months ended September 30, 2024 and 2023, respectively, $1,214 and $2,002 for the nine months ended September 30, 2024 and 2023, respectively	1,867	2,227	6,669	7,114
Impairment of intangible assets	–	–	–	6,131
Research and development, including stock based compensation of $6 and $327 for the three months ended September 30, 2024 and 2023, respectively, $138 and $956 for the nine months ended September 30, 2024 and 2023, respectively	2	751	1,278	2,774
Total operating expenses	1,869	2,978	7,947	16,019

Loss from operations	(1,850)	(2,882)	(7,772)	(15,815)

Other income (expenses)
Interest expense	(18)	(4)	(53)	(48)
Change in fair value of derivative liability	–	–	–	27
Debt discount amortization	(151)	–	(151)	–
Other income (expenses)	(6)	(5)	(8)	711
Total other expenses	(175)	(9)	(212)	690

Loss before provision for income taxes	(2,025)	(2,891)	(7,984)	(15,125)
Provision for income taxes	–	–	–	–
Net loss	$(2,025)	$(2,891)	$(7,984)	$(15,125)
Deemed dividend related to warrant resets	(15)	–	(15)	(763)
Net loss attributable to common stockholders	$(2,040)	$(2,891)	(7,999)	(15,888)

Basic and diluted net loss per common share	$(0.08)	$(0.15)	$(0.33)	$(0.86)
Weighted-average number of shares used basic and diluted per share amounts	25,892,683	18,801,754	24,405,150	18,402,919

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

(UNAUDITED)

(in thousands, except shares and per share data)

	Series A Preferred		Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance December 31, 2022	14	$–	16,697,280	$17	$147,881	$(140,474)	$7,424
Net loss	–	–	–	–	–	(3,151)	(3,151)
Stock based compensation	–	–	178,750	–	1,094	–	1,094
Repricing of warrants	–	–	–	–	763	(763)	–
Net proceeds from sale of offering shares	–	–	1,666,667	2	4,488	–	4,490
Balance March 31, 2023	14	$–	18,542,697	$19	$154,226	$(144,388)	$9,857
Net loss	–	–	–	–	–	(9,083)	(9,083)
Stock based compensation	–	–	38,750	–	813	–	813
Balance June 30, 2023	14	$–	18,581,447	$19	$155,039	$(153,471)	$1,587
Net loss	–	–	–	–	–	(2,891)	(2,891)
Stock based compensation	–	–	53,750	–	1,285	–	1,285
Issuance of stock for prepaid services	–	–	145,000	–	153	–	153
Option exercise	–	–	10,528	–	15	–	15
Net proceeds from ATM offering	–	–	229,283	–	667	–	667
Balance September 30, 2023	14	$–	19,020,008	$19	$157,159	$(156,362)	$816

	Series A Preferred		Common Stock		Additional Paid-	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity

Balance December 31, 2023	14	$–	22,251,742	$22	$163,921	$(159,749)	$4,194
Net loss	–	–	–	–	–	(3,037)	(3,037)
Stock based compensation	–	–	55,000	1	486	–	487
Net proceeds from sale of common shares	–	–	2,423,180	2	2,436	–	2,438
Balance March 31, 2024	14	$–	24,729,922	$25	$166,843	$(162,786)	$4,082
Net loss	–	–	–	–	–	(2,922)	(2,922)
Stock based compensation	–	–	105,000	–	553	–	553
Shares issued with Note Payable	–	–	30,000	–	27	–	27
Balance June 30, 2024	14	$–	24,864,922	$25	$167,423	$(165,708)	$1,740
Net loss	–	–	–	–	–	(2,025)	(2,025)
Stock based compensation	–	–	325,000	–	312	–	312
Shares issued with convertible note payable	–	–	100,000	–	96	–	96
Offering costs	–	–	–	–	(68)	–	(68)
Warrants issued with convertible note payable	–	–	–	–	334	–	334
Warrant repricing	–	–	–	–	15	(15)	–
Warrant exercise, net of offering costs	–	–	1,666,667	2	1,008	–	1,010
Warrant exercise - cashless	–	–	521,739	–	–	–	–
Balance September 30, 2024	14	$–	27,478,328	$27	$169,120	$(167,748)	$1,399

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

(UNAUDITED)

(In thousands, except shares and per share data)

	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,984)	$(15,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,352	2,958
Cancellation of stock repurchase liabilities	–	(430)
Write off of note receivable	25	–
Impairment of intangible assets	–	6,131
Gain on settlement of convertible note, warrants, and derivative liabilities	–	(250)
Amortization of debt discount	151	4
Amortization of intangible assets and software	1,039	712
Change in fair value of derivative liabilities	–	(27)
Changes in operating assets and liabilities:
Accounts receivable	18	(202)
Prepaid expenses	10	614
Accounts payable	785	205
Accrued liabilities	(254)	(1,685)
Deferred revenue	(94)	557
Right of use asset and liability, net	(16)	(7)
Net cash used in operating activities	(4,968)	(6,545)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development	(557)	(50)
Other assets	(10)	–
Net cash used in investing activities	(567)	(50)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable	200	–
Payments on loans payable - related parties	–	(88)
Proceeds on convertible note payable	910	–
Proceeds from sale of common stock	2,438	5,157
Proceeds from exercise of warrants	1,010	–
Repayment of notes payable	(200)	(1,021)
Repayment of convertible notes payable	–	(679)
Proceeds received from exercise of stock options	–	15
Net cash provided by financing activities	4,358	3,384
Changes in cash and cash equivalents	(1,177)	(3,211)
Cash and cash equivalents, beginning of period	1,281	3,462
Cash and cash equivalents, end of period	$104	$251
Supplemental disclosures of cash flow information:
Cash paid for interest	$32	$1,233
Cash paid for income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock for prepaid services	$68	$268
Common stock issued with note payable	$27	$–
Common stock issued with convertible note payable	$96	$–
Warrants issued with the convertible note payable	$334	$–
Cancellation of stock repurchase liabilities	$–	$430

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

In June 2023, the Company entered into licensing agreements with InstaCash and PayToMe.co. As part of the arrangement with these parties, the Company negotiated preferred stock equal to 7.5% of each party’s total fully diluted capital stock. As of the date of this filing, the shares have not been issued to AppTech. InstaCash’s CEO also provides investor relation services to the Company. Additionally, PayToMe.co is a related party to AppTech. Senior members of the Company sit on PayToMe.co’s board of directors and AppTech’s Chief Financial Officer (“CFO”) is married to its founder and Chief Executive Officer (“CEO”).

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

On October 13, 2023, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) with Alliance Partners, LLC, a Nevada-based software development company doing business as FinZeo, and Chris Leyva (the “Seller”). Under this agreement, the Company acquired 100% of the Seller’s membership interest in Alliance Partners. The primary purpose of this acquisition was to gain control of FinZeo’s intellectual property, key personnel, and software platform, which are integral to boarding the Company’s potential customers. The total consideration for the transaction was $2.0 million in cash, with the Company also assuming certain short-term and long-term liabilities of Alliance Partners. The transaction closed on October 26, 2023.

Subsequent to the closing of the transaction, the payment terms were amended various times with the last amendment executed on June 20, 2024. For details regarding the payment schedule and the equity considerations provided to the Seller, refer to Note 8. Stockholders’ Equity - Equity Issued related to Acquisition section.

The remaining outstanding payable as of September 30, 2024 is $1.20 million and is secured by substantially all the Company’s assets.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2024 and September 30, 2023. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC.

The accompanying consolidated unaudited financial statements should be read in conjunction with the Company’s financial statements and notes related thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024. The interim results for the nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future interim periods.

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

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. Specifically, the Company reclassified ‘Accounts Payable - Related Party’ from ‘Accounts Payable’ within the consolidated balance sheet. As a result, ‘Accounts Payable - Related Party’ is presented separately as of September 30, 2024 and December 31, 2023.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation insurance premiums. The Company has never experienced any losses related to these balances.

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. As of September 30, 2024, 94% of the accounts receivable balance was generated from four customers represent 41%, 23%, 19%, and 11% respectively. As of December 31, 2023, 80% of the accounts receivable balance was generated from two customers.

For the nine months ended September 30, 2024, 77% of the revenue was generated from three customers, represent 42%, 21% and 14%, respectively. For the nine months ended September 30, 2023, two customers represented a significant amount of total revenue, at 61% and 20%, respectively. The loss of the customers would have a significant impact on the Company’s financials.

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

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of our technology platform, contract and other outside services. Total R&D costs for the nine months ended September 30, 2024 and 2023 were approximately $1.3 million and $2.8 million, respectively.

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

The number of common stock equivalents not included in diluted income per share was 14,360,863 and 7,436,726 for the nine months ended September 30, 2024 and 2023, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	September 30, 2024	September 30, 2023

Series A preferred stock	1,148	1,148
Warrants	9,156,627	5,823,036
Options	5,203,088	1,612,542
Total	14,360,863	7,436,726

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

As of September 30, 2024 and December 31, 2023, the gross value of patents is $407 thousand. As of September 30, 2024 and December 31, 2023, cumulative amortization is approximately $334 thousand and $232 thousand, respectively.

On October 26, 2023, the Company acquired FinZeo, a Nevada based LLC. The gross value of acquired intangible assets is $4.4 million. As of September 30, 2024 and December 31, 2023, cumulative amortization is approximately $809 thousand and $147 thousand, respectively. The estimated aggregate amortization of the intellectual property for each of the five succeeding fiscal years is approximately $882 thousand.

Intellectual Property as of September 30, 2024 and December 31, 2023 are as follows:

Intellectual Property	September 30, 2024	December 31, 2023
Beginning Balance	$4,428	$311
Acquisition of intangible assets	–	4,400
Amortization expenses	(764)	(283)
Ending Balance	$3,664	$4,428

Capitalized Software Development Costs

The Company capitalizes certain costs related to the development of its digital payment and banking platform.

During the nine months of September 30, 2024, the Company capitalized software development cost at $557 thousand.

As of September 30, 2024, the gross value of capitalized software development cost is approximately $2.1 million. As of September 30, 2024 and December 31, 2023, cumulative amortization is approximately $695 thousand and $419 thousand, respectively. The estimated aggregate amortization of the capitalized software development cost for each of the four succeeding fiscal years is approximately $480 thousand.

	September 30, 2024	December 31, 2023
Beginning Balance	$1,147	$4,921
Additions	557	–
Impairment	–	(3,072)
Amortization expenses	(275)	(702)
Ending Balance	$1,429	$1,147

See Note 7 - Commitments and Contingencies for discussions of Infinios Financial Services (formerly NEC Payments B.S.C.) and the write-off of capitalized software development costs.

Goodwill

On October 26, 2023, the Company completed the acquisition of Alliance Partners, LLC, a Nevada limited liability company. The difference between the fair value of the purchase price and the net assets acquired (including the assembled workforce) is recorded as goodwill. As of September 30, 2024, the Company recorded goodwill of approximately $1.2 million.

See Note 1 - Purchase of Alliance Partners, LLC.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
Accrued payroll	$241	$189
Anti-dilution provision	72	72
Payables due to related party	1,200	1,500
Other	178	197
Total accrued liabilities	$1,691	$1,958

Related parties noted below are either members of management, board of directors, significant shareholders, or individuals that have significant influence over the Company.

Anti-dilution provision

In connection with the shares to be issued as part of the HotHand acquisition, and anti-dilution provision with Infinios, the Company accrued an additional 39,706 shares of its common stock at $1.81 per share for a total of $72 thousand. The shares will be canceled and returned to the Company treasury after the Settlement Agreement is fulfilled and have not been issued to Infinios as of September 30, 2024.

See Note 7 - Commitment and Contingencies.

Payables due to related party

The remaining outstanding payable as of September 30, 2024, is $1.20 million for the purchase of FinZeo. See Note 1. Purchase of Alliance Partners, LLC (Business Combinations).

NOTE 5 – NOTES PAYABLE

The following is a summary of notes payable outstanding as of September 30, 2024 and December 31, 2023.

Notes Payable

In 2020, the Company entered into a 30-year unsecured note payable with the U.S. Small Business Administration office for $68 thousand in proceeds and with interest at 3.75% per annum. All payments of principal and interest are deferred for thirty months from the date of the note. Payments totaling $4 thousand are due each year through the maturity date of July 1, 2050.

On June 10, 2024, the Company entered into a 60-day unsecured note agreement with Black Ice Advisors, LLC, a third-party lender, for proceeds of $200 thousand. The note bears interest of $24 thousand, due along with the principal amount within 60 days of receipt of funds, resulting in a total payable amount of $224 thousand. Additionally, the Company issued 30,000 shares of AppTech Common Stock to the lender on June 17, 2024. The implied annual interest rate for this note is 73.0%. The maturity date of the note is August 10, 2024. The note agreement includes a default provision where the Company’s failure to pay the total amount of $224,000 by the due date will result in an additional 140% of the outstanding principal and interest, payable in free-trading AppTech Common Stock valued at the average bid price from the past 7 trading days, or a late fee of $500 per day, at the Company’s discretion. On August 12, 2024, the note and accrued interest, totaling $230,000, were repaid. Refer to Note 8 – Stockholders’ Equity /Stock Issued for Note Payable.

As of September 30, 2024 and December 31, 2023, the balance of all note payable outstanding was $63 thousand and $66 thousand, with accrued interest of $0 and $0, respectively.

Convertible Note

On July 10, 2024, the Company closed a private placement offering (the “Private Placement Offering”) consisting of a 6% convertible debenture (the “Debenture”) with a principal amount of $1,100,000 and a warrant (the “Warrant”) to purchase up to 750,000 shares of the Company’s common stock. The Debenture was sold to the investor (the “Purchaser”) for $1,000,000, reflecting an original issue discount of 10%, pursuant to a Securities Purchase Agreement executed on the same date. The Warrant, which expires five years from its date of issuance, is exercisable at any time by the holder for up to 750,000 shares of common stock at an initial exercise price of $1.16 (the “Exercise Price”), subject to adjustments as further discussed below. The fair value of the warrants was determined to be $0.85 per share as further discussed in Note 8 - Stockholder’s Equity.

Net proceeds from the Private Placement Offering were $910,000, after accounting for a $20,000 non-accountable fee withheld pursuant to the Purchase Agreement and $70,000 paid to a registered broker-dealer, for the Company’s benefit. The offering includes dilutive issuance protection and prohibits variable rate transactions until the Debenture is fully paid. In connection with the Private Placement Offering, the Company also issued an aggregate of 100,000 shares of restricted common stock (the “Commitment Shares”) on the closing date, with a fair value of $0.96 per share.

The Debenture matures twelve months from its date of issuance and bears interest at a rate of 6% per annum, payable on the maturity date. The Debenture is convertible, at the option of the holder, into such number of shares of common stock of the Company equal to the principal amount of the Debenture plus all accrued and unpaid interest, at an initial conversion price of $1.07 (the “Conversion Price”), subject to adjustment for stock splits, stock dividends, recapitalizations, and similar events. Additionally, the Conversion Price may be reduced at the option of the holder if the Company issues or grants any option to purchase common stock or other convertible securities at an effective price lower than the then-current Conversion Price.

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

The Warrant Shares, the Commitment Shares and the shares of our common stock issuable under the Debenture were later registered under the Securities Act pursuant to the registration statement on Form S-1 (File No. 333-281409), which was declared effective by the SEC on August 22, 2024. In connection with the Inducement Transaction between us and Armistice Capital Master Fund discussed in Note 8. The exercise price of the Warrant was reduced to $0.70 per share. The conversion price of the debenture was also reduced to $0.70 as a result of this transaction triggering the conversion price adjustment provisions within the debenture. As a result of the adjustment provision within the warrants being triggered, the Company revalued the warrants both before and after the reset event, and the change in fair value of $15 thousand was recorded to additional paid-in capital and accumulated deficit as a reset.

Effective as of August 29, 2024, the Warrant was exercised cashless pursuant to the terms of the Warrant, resulting in the issuance of 521,739 freely tradable shares of our common stock.

As of September 30, 2024, the outstanding balance on the convertible note payable was $1.1 million, with accrued interest of $15 thousand. The total discount on the Debenture related to the debt component amounted to $552 thousand, composed of the following components: (i) Original Issue Discount (OID) of $100 thousand; (ii) the relative fair market value of Warrants of $334 thousand; (iii) costs allocated to debt component of the transaction of $57 thousand, and (iv) allocation of the value of the common shares issued at $61 thousand, with the remainder of the additional costs allocated to equity.

The total allocation of costs, including a portion of the value of the common shares, to equity was $68 thousand. The remaining unamortized discount balance on the convertible note was $428 thousand, following amortization expenses of $124 thousand recorded during the period.

See Note 9 - Subsequent Event - Convertible Note Payable - Debenture Conversion.

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

The rent expense was $56 thousand and $55 thousand for the nine months ended September 30, 2024 and 2023, respectively.

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

On May 4, 2023, unsatisfied with Infinios’ performance of its contractual obligations, the Company notified Infinios of its intent to terminate its relationship and commenced a good-faith negotiation with Infinios regarding the termination terms. In June 2023, Infinios turned off all its services, and the Company wrote off the $6.1 million net capitalized assets included in Capitalized software development and license and Prepaid license fees, as they were deemed to be impaired. On or about October 5, 2023, Infinios filed a demand for arbitration and a Statement of Claim before the International Centre for Dispute Resolution (the “Arbitration Claim”). In the Arbitration Claim, Infinios asserts claims for breach of contract, quantum meruit, and account stated. Infinios alleged damages of $598,525, and asserted a demand for the grant and registration of shares.

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

On August 8, 2024, the Company entered into a Settlement Agreement and Mutual Release with Infinios Solutions (Bahrain) W.L.L. and Infinios Financial Services B.S.C. The terms of this Settlement Agreement are confidential.

On October 29, 2024, the Company agreed to additional compensation payments to Infinios if the Settlement Payment is not made within specified time frames. If the Settlement Payment is not fully settled by October 21, 2024, additional compensation of $25,000 will apply, with further incremental amounts added based on the timing of the settlement, potentially reaching up to $80,000. These additional payments will accrue every two weeks if the Settlement Payment and any additional accrued compensation are not fully paid by December 9, 2024. As of date of financial statements, amounts have yet to be paid.

The terms of the Settlement Agreement and Amendment do not currently result in any additional amounts payable outside what has already been accrued by the Company. Upon fulfilling the terms of the Settlement Agreement, both parties have agreed to jointly file for the dismissal and termination of the ongoing arbitration. This process is anticipated to be completed before the end of November 2024. See Note 9 Subsequent Events.

Terminated Employees

Following unsuccessful negotiations regarding severance payments, three former employees filed a lawsuit against the Company in May 2024 concerning their severance claims. After reviewing the case details, including the lawsuit, the Company has assessed that it is less likely than not that a severance obligation will be incurred. Given this assessment, the Company has determined that no accrual for severance payments is necessary as of September 30, 2024.

The case is ongoing, with key proceedings scheduled for the first half of 2025. The Company will continue to monitor the case and reassess its legal obligations as necessary.

NOTE 8 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of preferred stock with a par value of $0.001 per share. As of September 30, 2024 and December 31, 2023, there were fourteen (14) shares of Series A preferred stock issued and outstanding. The holders of Series A preferred stock are entitled to one vote per share on an “as converted” basis on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of Series A preferred stock are entitled to any dividends that may be declared by the Board of Directors out of funds legally available, therefore on a pro rata basis according to their holdings of shares of Series A preferred stock, on an as converted basis. In the event of liquidation or dissolution of the Company, holders of Series A preferred stock are entitled to share ratably in all assets remaining after payment of liabilities and have no liquidation preferences. Holders of Series A preferred stock have a right to convert each share of Series A into 82 shares of common stock.

Common Stock

The Company is authorized to issue 105,263,158 shares of $0.001 par value as of September 30, 2024 and December 31, 2023. There were 27,478,328 and 22,251,742, respectively, shares of common stock outstanding as of September 30, 2024 and December 31, 2023. The holders of common stock are entitled to one vote per share on all matters submitted to a vote of stockholders and are not entitled to cumulate their votes in the election of directors. The holders of common stock are entitled to any dividends that may be declared by the board of directors out of funds legally available, therefore subject to the prior rights of holders of any outstanding shares of preferred stock and any contractual restrictions against the payment of dividends on common stock. In the event of liquidation or dissolution of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding shares of preferred stock. Holders of common stock have no preemptive or other subscription rights and no right to convert their common stock into any other securities.

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

In August 2023, the Company entered into a sales agreement under which it may sell shares of its common stock having an aggregate offering price of up to $18.0 million through “at-the-market” offerings (ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. In total, as of the end of September 30, 2024, the Company sold 898,780 shares of common stock, for which we received net proceeds of $2.1 million, after deducting commissions, fees and expenses.

In October 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with a certain accredited and institutional investor (the “Purchaser”) pursuant to which the Company has agreed to issue and sell to Purchaser an aggregate of: (i) 1,666,667 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and (ii) warrants (the “Purchase Warrants”) to purchase up to 1,666,667 shares of Common Stock, exercisable at $2.74 per share (the “Offering”). The offering price per Share and associated Purchase Warrants was $2.10. The October Warrants will expire five years from the date on which they become exercisable. On October 26, 2023, the Company closed the Offering and raised $3.5 million in gross proceeds from the Offering.

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

As of September 30, 2024, approximately $60.7 million remains available under the shelf registration statement Form S-3 (File No. 333-265526) previously filed and declared effective by the Securities and Exchange Commission (SEC) on July 15, 2022. SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our effective shelf registration statement on Form S-3. We are currently limited by the Baby Shelf Rule as of the filing of this Report, until such time as our public float exceeds $75 million.

Stock Issued for Services

During the nine months ended September 30, 2024 and 2023, the Company granted 485,000 and 330,000 shares of common stock, respectively, to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $467 thousand and $711 thousand, respectively, based upon the closing market price of the Company’s common stock on the date of the agreement.

Stock Issued with Note Payable

During the nine months ended September 30, 2024, the Company issued 30,000 shares of common stock in connection with a note payable. The 2024 issuance was valued at $27 thousand, based on the closing market price of the Company’s common stock on the agreement date. The issuance of the shares was part of the consideration for the note payable. The value of the shares issued was recorded as a debt discount and was amortized over the note’s life. The interest expense related to this amortization is $27 thousand and is included in the Company’s financial statements for the period. On August 12, 2024, the note and accrued interest, totaling $230,000, were repaid. Refer to Note 5 - Note Payables.

Stock Issued for Convertible Note

See Note 5 - Note Payable - Convertible Note.

Equity Issued related to Acquisition

On October 26, 2023, the Company completed the acquisition of FinZeo. The Seller received cash and stock as part of the purchase price. See Note 1 - Purchase of Alliance Partners, LLC.

As of September 30, 2024, the payment terms under the Purchase Agreement with Alliance Partners, LLC, were amended as follows: 1) $150,000 due on or before July 11, 2024; 2) Remaining payments are deferred until either February 1, 2025, or until the Company generates $400,000 in monthly revenue from the FinZeo products (after cost of sales, excluding operating expenses). Once either condition is met, the payment schedule will resume with payments every 30 days, in amounts ranging from $75,000 to $375,000.

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

On December 7, 2021, the board authorized the Company’s Equity Incentive Plan to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners, and employees of our company. This plan is essential for attracting, retaining, and motivating these key personnel, which is critical to our long-term success. In May 2023, shareholders approved an additional 700,000 shares for the Company’s Equity Incentive Plan, bringing the total authorized shares to 1,752,632. In May 2024, shareholders approved an additional 950,000 shares under a newly adopted 2024 Equity Incentive Plan (the "2024 Plan"), which replaced the previous plan in its entirety. As a result, a total of 2,702,632 shares of common stock were authorized under the 2024 Plan, with 451,864 shares available for issuance as of September 30, 2024.

In June 2024, the Company canceled 1 million contingent options related to the termination of a former employee.

On March 20, 2024, the Company extended the expiration term of vested and outstanding stock options to 10 years from the original grant date for current employees and consultants. The fair value was calculated both on the modification date and prior to the modification. During the nine months ended September 30, 2024, the Company recorded the option modification expense of $325 thousand.

During the nine months ended September 30, 2024, the Company granted 3,509,750 options to purchase of common stock. These grants included:

1.	1,000,000 options to a consultant, with vesting contingent upon reaching specified sales milestones. The fair value of these options, which are non-plan with a one-year life, will be recognized as an expense when vesting appears probable. These options have an exercise price of $1.58 per share and a fair value of $0.64 per share on the issuance date. The Company did not record any stock based compensation expense during the nine months ended September 30, 2024 as these were not determined to be probable of vesting.

2.	On April 4, 2024, the Company granted 406,000 options to current employees and consultants with an exercise price of $0.95, a ten-year expiration term, and a fair value on the grant date of $0.86. The Company recognized $349 thousand related to this grant. The options were fully vested upon on the grant date.

3.	During the nine months ended September 30, 2024, the Company granted 141,250 options to the board of directors and consultants. These options have a ten-year expiration period, with exercise prices ranging from $1.70 to $2.165 per share. The fair value of these options, as determined on the grant date, ranged from $0.76 to $1.53 per share.

4.	On July 3, 2024, the Company granted 510,000 options under the equity plan and approximately 1.5 million options outside of the plan to employees and consultants. These options, which expire ten years from the grant date, have an exercise price of $0.97 per share and a fair value of $0.87 per share on the issuance date. The vesting of these options is contingent upon reaching specified company milestones. The fair value of these options will be recognized as an expense when the vesting becomes probable.

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2023	2,725,564	$1.84	4.07
Issued	3,509,750	1.15
Exercised	–	–
Cancelled	(1,032,226)	2.25
Outstanding as of September 30, 2024	5,203,088	$1.30	7.25
Outstanding as of September 30, 2024, vested	1,740,591	$1.23	7.87

The unvested options includes a total of 3.5 million options contingent upon reaching specified sales milestones. The remaining expense to be recognized, exclusive of the contingent performance-based options, is $0 thousand as of September 30, 2024.

During the nine months ended September 30, 2024, the Company recorded $885 thousand in option expenses, which includes the modification expense of $325 thousand and the company-wide grant of 406,000 options valued at $349 thousand.

The options vest in equal monthly installments ranging from instantly to 12 months. For the nine months ended September 30, 2024, the fair value of the options were valued using a Black-Scholes option pricing model with the following range of assumptions:

Market value of common stock on issuance date	$0.72 - $3.12
Exercise price	$0.70 - $3.12
Expected volatility	102% - 144%
Expected term (in years)	1.0 - 10.0
Risk-free interest rate	3.58% - 5.00%
Expected dividend yields	–

Warrants

As of September 30, 2024, the Company has 9,156,627 warrants outstanding. The following table summarizes warrant activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2023	7,489,960	$3.52	3.83
Cancelled	–	–
Exercised	(2,416,667)	$(0.70)
Issued	4,083,334	$0.78
Outstanding as of September 30, 2024	9,156,627	$2.67	3.68

See Note 5 for warrants issued with convertible note.

Issuance of New Warrants (Inducement Transaction)

On August 30, 2024, AppTech Payments Corp. ("the Company") entered into a Warrant Inducement Agreement with Armistice Capital Master Fund Ltd. (the "Selling Stockholder") to induce the immediate exercise of warrants previously issued in October 2023. On August 30, 2024, Armistice Capital exercised 1,666,667 warrants to purchase shares of AppTech Payments Corp. (the "Company") common stock on a cash basis at a reduced exercise price of $0.70 per share. This exercise generated gross proceeds of $1,166,667 for the Company. After deducting fees and expenses, including a 7% cash fee and other associated legal expenses, the Company received net proceeds of approximately $1,010,000.

As part of the inducement transaction, the Company issued new warrants ("New Warrants") to the Selling Stockholder for the purchase of an additional 3,333,334 shares of the Company’s common stock at an exercise price of $0.70 per share. The New Warrants are exercisable beginning six months from the date of issuance and expire five and a half years from the date of issuance. The fair value of the New Warrants was determined to be $0.67 per warrant, using the Black-Scholes option-pricing model. The inputs used were similar to those used for the options as disclosed above. The total fair value of the 3,333,334 new Warrants, approximately $2.2 million, was recognized as an addition to Additional Paid-in Capital (APIC), with an offsetting entry to APIC, as this represents an equity transaction under ASC 815-40 and ASC 505-50.

Concurrent with the issuance of the New Warrants, the Company entered into a modification agreement for the February 2023 Warrants, which originally allowed the Selling Stockholder to purchase up to 1,666,667 shares of the Company’s common stock at an exercise price of $4.64 per share. In October 2023, the Company reduced the exercise price of these warrants from $4.64 to $2.74, and subsequently to $0.70 per share as part of this inducement.

This change in the exercise price increased the fair value per warrant, as calculated using the Black-Scholes model with inputs consistent with those disclosed for similar options. The fair value of the February and October 2023 Warrants increased by $350 thousand which was recognized as an addition to Additional Paid-in Capital (APIC), with an offsetting entry to APIC, as this represents an equity transaction under ASC 815-40 and ASC 505-50.

Cashless Exercise of Peak One Warrants

Refer to Note 5 - Note Payables.

Release S-1

On September 27, 2024, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”), which relates to the resale by Armistice Capital Master Fund Ltd. (the “Selling Stockholder”) of up to 5,000,001 shares of common stock, par value $0.001 per share (the “Common Stock”), of AppTech Payments Corp. (the “Company”). The shares consist of (i) up to 1,666,667 shares issuable upon exercise of warrants at an exercise price of $0.70 per share, issued on February 2, 2023 (the “February 2023 Warrants”), and (ii) up to 3,333,334 shares issuable upon exercise of warrants at an exercise price of $0.70 per share, issued on August 30, 2024 (the “New Warrants”).

The resale of the shares under the S-1 is at the discretion of the Selling Stockholder, with pricing determined based on prevailing market conditions or negotiated transactions. The Company will not receive proceeds from the sale of shares by the Selling Stockholder. However, the Company will receive the proceeds from the exercise of the warrants if they are exercised for cash.

See Note 9 - Subsequent Events for additional subsequent events.

NOTE 9 – SUBSEQUENT EVENTS

Issuance of Common Stock Purchase Warrants

In October 2024, the Company issued two separate common stock purchase warrants. One warrant was issued to a consultant for the purchase of up to 355,000 shares of common stock, with an exercise price of $0.90 per share, and a five-year term expiring on October 25, 2029. Additionally, a warrant was issued to another consultant, entitling the holder to purchase up to 300,000 shares of common stock, also at an exercise price of $0.90 per share, expiring on the same date. Both warrants were issued in reliance on exemptions from registration under the Securities Act of 1933, as amended. These are part of consulting agreements in which the terms of the agreements have yet to be finalized.

Issuance of restricted stock

In October 2024, the Company granted 25,000 shares of restricted stock to a consultant at a price of $0.56 per share, based on the prior closing stock price. The shares vested immediately.

Infinios Financial Services Case Update (formerly NEC Payments B.S.C.)

Refer to Note 8 - Commitments and Contingencies.

Nasdaq

On May 9, 2024, AppTech Payments Corp. (the “Company”) received a deficiency notice from Nasdaq, indicating that the Company's common stock had traded below the minimum bid price of $1.00 for thirty consecutive business days, as required by Nasdaq Listing Rule 5550(a)(2). The Company was initially given until November 5, 2024, to regain compliance; however, as the Company has not achieved compliance and does not meet the $5 million minimum stockholders' equity required for an additional extension, the Company is ineligible for a second 180-day compliance period.

Separately, on August 21, 2024, the Company was notified by Nasdaq of a deficiency in meeting the $2.5 million minimum stockholders' equity requirement under Nasdaq Listing Rule 5550(b)(1), based on our Form 10-Q filing for the period ended June 30, 2024. The Company submitted an updated compliance plan to Nasdaq on October 25, 2024, detailing steps to regain and maintain compliance. However, Nasdaq has determined that this deficiency, in conjunction with the bid price deficiency, constitutes an additional basis for delisting.

On November 6, 2024, Nasdaq issued a Staff Determination Letter, notifying the Company that its securities are subject to delisting from The Nasdaq Capital Market. The Company formally requested a Hearing on November 12, 2024, to appeal this determination with a Nasdaq Hearings Panel. The Company is waiting for a Hearing date, which is expected to be 30-45 days from the request. The Company’s appeal to the delisting action is now stayed pending the Panel's decision.

Convertible Note Payable - Debenture Conversion

On October 22, 2024, the Company received a Notice of Conversion from Peak One Opportunity Fund, LP to convert $100 thousand at a conversion price of $0.70 for 142,857 shares of common stock, decreasing the outstanding principal amount of the Debenture to $1 million. See Note 5 - Note Payables - Convertible Note

Potential Private Offering

In October, the Company received $600 thousand from a potential investor. The Company and the potential investor are actively engaged in finalizing the full terms of the investment, with the goal of an additional investment and concluding the agreement by the end of November 2024.

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

Recent Developments

Private Placement Offering of Warrants for Armistice Capital Master Fund Ltd.

On February 2, 2023, AppTech sold to Armistice Capital Master Fund Ltd. (“Armistice”) in a private placement, certain warrants to purchase up to 1,666,667 shares of the Company’s common stock at an exercise price of $4.64 per share (the “February 2023”). The February 2023 Warrants are exercisable six months following the issue date and will expire five and one-half years from the issue date. The February 2023 Warrants were issued pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

In October 2023, AppTech sold to Armistice certain warrants to purchase up to 1,666,667 shares of the Company’s common stock at an exercise price of $2.74 per share (the “October 2023 Warrants”). The October 2023 Warrants are exercisable from October 24, 2023 until October 24, 2028 (five years from the initial exercise date). The issuance of the shares of common stock issuable upon exercise of the October 2023 Warrants is registered pursuant to an effective registration statement on Form S-3 (File No. 333-265526).

On August 28, 2024, AppTech entered into a definitive agreement with Armistice for the exercise of the October 2023 Warrants at a reduced exercise price of $0.70 per share (the “Warrant Inducement Agreement”). Pursuant to the Warrant Inducement Agreement, in consideration for the immediate exercise of the October 2023 Warrants for cash, on August 30, 2024, AppTech issued the New Warrants to Armistice to purchase up to an aggregate of 3,333,334 shares of common stock (the “New Warrant Shares”) at an exercise price of $0.70 per share (the “Inducement Transaction”). The New Warrants will be exercisable six months following the date of issuance and have a term of five and one-half years from the date of issuance. Pursuant to the Warrant Inducement Agreement, AppTech is prohibited from entering into subsequent equity sales, subject to certain exceptions, for a 45-day period commencing on the closing date of the Inducement Transaction. Furthermore, AppTech is prohibited from entering into any agreement to issue common stock or common stock equivalents involving a Variable Rate Transaction (as defined in the Warrant Inducement Agreement), subject to certain exceptions, for a six-month period commencing on the closing date of the Inducement Transaction.

In connection with the Inducement Transaction, AppTech also entered into a certain Warrant Amendment Agreement (the “Warrant Amendment Agreement”) with Armistice, to amend the February 2023 Warrants to purchase up to 1,666,667 shares of common stock, such that the February 2023 Warrants will have a reduced exercise price of $0.70 per share and will expire five and one-half years from August 30, 2024.

The October 2023 Warrant Shares and the New Warrant Shares were later registered under the Securities Act pursuant to the registration statement on Form S-1 (File No. 333- 282388), which was declared effective by the SEC on October 11, 2024.

Private Placement Offering of Common Stock, Debenture and Warrants

On July 11, 2024, AppTech closed a private placement offering (the “Private Placement”) of $1,100,000 in principal amount of its 6% convertible debenture (“Debenture”) to Peak One Investments, LLC and a warrant (the “Peak One Warrant”) to purchase up to 750,000 shares of its common stock to Peak One Investments, LLC. Pursuant to a certain Securities Purchase Agreement, dated as of July 10, 2024 (“Securities Purchase Agreement”), the Debenture was sold to Peak One Opportunity Fund, L.P. for a purchase price of $1,000,000 (the “Purchase Price”), representing an original issue discount of ten percent (10%).

The Peak One Warrant expires five years from its date of issuance. The Peak One Warrant is exercisable, at the option of the holder, at any time, for up to 750,000 shares of the Company’s common stock (the “Peak One Warrant Shares”) at an exercise price equal to $1.16 (the “Exercise Price”), subject to adjustment for any stock splits, stock dividends, recapitalizations and similar events and in the event AppTech, at any time while the Peak One Warrant is outstanding, issues, sells or grants any option to purchase, or sells or grants any right to reprice, or otherwise disposes of, or issues common stock or other securities convertible into, exercisable for, or otherwise entitle any person the right to acquire, shares of common stock, at an effective price per share that is lower than the then Exercise Price. In the event of any such anti-dilutive event, the Exercise Price will be reduced at the option of the holder to such lower effective price of the dilutive event.

In connection with the Private Placement, we paid a placement fee of $70,000, a non-accountable fee of $20,000, and certain legal fees. We also agreed to issue an aggregate of 100,000 shares of restricted common stock (the “Commitment Shares”) on the closing date as follows: 50,000 of the Commitment Shares to Peak One and 50,000 of the Commitment Shares to Peak One Investments.

In connection with the Private Placement, AppTech entered into a Registration Rights Agreement, dated July 10, 2024, with Peak One Opportunity Fund, L.P. where AppTech agreed to file a registration statement within 30 days of the date of the Securities Purchase Agreement to register the Commitment Shares, the shares of the Company’s common stock issuable under the Debenture and the Peak One Warrant, and shares of common stock issued to Peak One Opportunity Fund, L.P. and Peak One Investments, LLC as a result of any stock split, stock dividend, recapitalization, exchange or similar event or otherwise, without regard to any limitation on beneficial ownership in the Debenture or Peak One Warrant, with the Securities and Exchange Commission.

The Securities Purchase Agreement and the Registration Rights Agreement contain customary representations, warranties, agreements and conditions to completing future sale transactions, indemnification rights and obligations of the parties. The securities were sold in reliance upon an exemption from registration contained in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

The Peak One Warrant Shares, the Commitment Shares and the shares of the Company’s common stock issuable under the Debenture were later registered under the Securities Act pursuant to the registration statement on Form S-1 (File No. 333-281409), which was declared effective by the SEC on August 22, 2024. In connection with the Inducement Transaction between AppTech and Armistice Capital Master Fund Ltd., the exercise price of the Peak One Warrant was reduced to $0.70 per share. Effective as of August 29, 2024, the Peak One Warrant was exercised cashless pursuant to the terms of the Peak One Warrant, resulting in the issuance of 521,739 freely tradeable shares of the Company’s common stock.

Failure to Satisfy a Continued Listing Rule

On May 9, 2024, AppTech received a deficiency notification from Nasdaq due to the Company’s common stock trading below the minimum bid price of $1.00 for thirty consecutive business days, as required by Nasdaq. While the notice does not currently affect the Company’s listing, AppTech Payments Corp. has until November 5, 2024, to regain compliance.

On August 21, 2024, AppTech received another deficiency letter (the “August Deficiency Letter”) from the Staff of Nasdaq notifying AppTech that, AppTech is not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Listing Rule”), which requires AppTech to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing, and AppTech also does not meet the alternatives of market value of listed securities or net income from continuing operations. The August Deficiency Letter has no immediate effect on the listing of the Company’s securities, and the Company’s common stock and warrants will continue to trade on The Nasdaq Capital Market under the symbols “APCX” and “APCXW”, respectively, at this time.

The Notice states that AppTech has 45 calendar days, or until October 7, 2024, to submit a plan to regain compliance. The Company submitted an updated compliance plan to Nasdaq on October 25, 2024, detailing steps to regain and maintain compliance. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice, to evidence compliance with the Listing Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision to a Nasdaq Hearings Panel. There can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing criteria.

AppTech intends to monitor the closing bid price of its common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

On November 6, 2024, Nasdaq issued a Staff Determination Letter, notifying the Company that its securities are subject to delisting from The Nasdaq Capital Market. The Company has until November 13, 2024, to appeal this determination by requesting a hearing with a Nasdaq Hearings Panel. The Company formally requested a Hearing on November 12, 2024, to appeal this determination with a Nasdaq Hearings Panel. The Company is waiting for a Hearing date, which is expected to be 40-60 days from the request. When the Company appealed and requested the hearing, the delisting action was stayed pending the Hearing Panel's decision. Otherwise, trading in the Company's securities would have been suspended at the opening of business on November 15, 2024, and Nasdaq would have filed a Form 25-NSE with the SEC to formally delist the securities.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and nine months ended September 30, 2024 and 2023, respectively.

Revenue

Revenue was approximately $43 thousand and $140 thousand for the three months ended September 30, 2024 and 2023, representing a decrease of 69%. The decrease was principally driven by $34 thousand lower merchant processing revenue and $62 thousand lower licensing fee.

Revenue was approximately $224 thousand and $363 thousand for the nine months ended September 30, 2024 and 2023, representing a decrease of 38%. The decrease was principally driven by $161 thousand lower merchant processing revenue and offset by $21 thousand higher licensing fee.

Cost of Revenue

Cost of revenue was approximately $24 thousand and $44 thousand for the three months ended September 30, 2024 and 2023, respectively, representing a decrease of 45%, driven primarily by a decrease in residual payouts.

Cost of revenue was approximately $49 thousand and $159 thousand for the nine months ended September 30, 2024 and 2023, representing a decrease of 69%, driven primarily by a decrease in residual payouts.

General and Administrative Expenses

General and administrative expenses were approximately $1.9 million and $2.2 million for the three months ended September 30, 2024 and 2023, respectively, representing a decrease of 16%. The decrease was primarily driven by lower stock based compensation.

General and administrative expenses were approximately $6.7 million and $7.1 million for the nine months ended September 30, 2024 and 2023, respectively, representing a decrease of 6%. The decrease was primarily driven by lower stock based compensation.

Research and Development Expenses

Research and development expenses were approximately $0.0 million and $0.8 million for the three months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to the reclassification of $557 thousand in expenses as capitalized software development costs.

Research and development expenses were approximately $1.3 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to lower stock based compensation approximately $0.8 million, and the reclassification of $557 thousand in expenses as capitalized software development costs.

Impairment of Intangible Assets

Impairment of intangible assets were approximately $0 and $6.1 million for the nine months ended September 30, 2024 and 2023. On May 4, 2023, the Company notified Infinios of its intent to terminate its relationship. Infinios turned off all its services in June 2023 and the Company wrote-off the $6.1 million capitalized asset as it was deemed to be impaired. See Note 3 Intangible Assets - Capitalized Development Cost and Prepaid Licenses, and Note 7 - Commitments and Contingencies.

Interest Expense, net

Interest expense, net was approximately $18 thousand for the three months ended September 30, 2024, compared to interest expense, net at $4 thousand for the three months ended September 30, 2023. The increase in interest expense was primarily due to the Company’s interest on a new convertible note in July 2024.

Interest expenses, net was approximately $53 thousand and $48 thousand for the nine months ended September 30, 2024 and 2023, respectively. The increase was primarily due to a new convertible note in July 2024.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was approximately $0 and $0 for the three months ended September 30, 2024 and 2023.

Change in fair value of derivative liability was approximately $0 and $27 thousand for the nine months ended September 30, 2024 and 2023, respectively. The decrease was primarily due to the Company’s settlement of derivative liabilities in April 2023.

Other income (expenses)

Other expense was approximately $6 thousand and $5 thousand for the three months ended September 30, 2024 and 2023.

Other expense was approximately $8 thousand for the nine months ended September 30, 2024, and other income was $711 thousand for the nine months ended September 2023. The decrease was primarily driven by $430 thousand gain from cancellation of stock repurchase liabilities during the three months ended March 31, 2023, and, the Company’s repayment of derivative liabilities in April 2023.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of approximately $104 thousand, working capital of negative $4.8 million, and stockholders’ equity of approximately $1.4 million.

During the nine months ended September 30, 2024, we met our immediate cash requirements through existing cash balances, public offerings, “at-the-market” offerings (ATM), and debt financing.

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

Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended September 30,
	2024	2023

Net cash used in operating activities	$(4,968)	$(6,545)
Net cash used in investing activities	$(567)	$(50)
Net cash provided by financing activities	$4,358	$3,384

Cash Flow from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2024, was approximately $5.0 million, which is comprised of (i) our net loss of approximately $8.0 million, adjusted for non-cash expenses totaling $2.6 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities of approximately $449 thousand.

Net cash used in operating activities during the nine months ended September 30, 2023 was approximately $6.5 million, which is comprised of (i) our net loss of $15.1 million, adjusted for non-cash expenses totaling $9.1 million (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) decreased by changes in operating assets and liabilities of approximately $0.5 million.

Cash Flow from Investing Activities

There was $567 thousand and $50 thousand cash used in investing activities during the nine months ended September 30, 2024 and 2023, respectively.

Cash Flow from Financing Activities

During the nine months ended September 30, 2024, net cash provided by financing activities was approximately $4.4 million. This amount primarily consists of $1.8 million in net proceeds from the issuance of common shares in our public offering, $0.7 million from the At-The-Market (ATM) offering, $910 thousand proceeds from convertible note payable, and $1.0 million proceeds from exercise of warrants.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of September 30, 2024, there have been no significant changes to our critical accounting estimates nor to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Recent Accounting Pronouncements

As of September 30, 2024, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 8, 2024, the Company entered into a Settlement Agreement and Mutual Release with Infinios Solutions (Bahrain) W.L.L. and Infinios Financial Services B.S.C. The terms of this Settlement Agreement are confidential. On October 29, 2024, the Company agreed to additional compensation payments to Infinios if the Settlement Payment is not made within specified time frames. If the Settlement Payment is not fully settled by October 21, 2024, additional compensation of $25,000 will apply, with further incremental amounts added based on the timing of the settlement, potentially reaching up to $80,000. These additional payments will accrue every two weeks if the Settlement Payment and any additional accrued compensation are not fully paid by December 9, 2024.

The terms of the Settlement Agreement and Amendment do not currently result in any additional amounts payable outside what has already been accrued by the Company. Upon fulfilling the terms of the Settlement Agreement, both parties have agreed to jointly file for the dismissal and termination of the ongoing arbitration. This process is anticipated to be completed before the end of November 2024.

Former Employees

Following unsuccessful negotiations regarding severance payments, three former employees filed a lawsuit against the Company in May 2024 concerning their severance claims. After reviewing the case details, including the lawsuit, the Company has assessed that it is less likely than not that a severance obligation will be incurred. Given this assessment, the Company has determined that no accrual for severance payments is necessary as of September 30, 2024.

The case is ongoing, with key proceedings scheduled for the first half of 2025. The parties are encouraged to pursue Alternative Dispute Resolution (ADR) no later than March 21, 2025, to potentially resolve the matter before trial. The Company will continue to monitor the case and reassess its legal obligations as necessary.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2024, the Company has issued unregistered securities to the persons described below. We believe that each transaction was exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act thereof as a transaction not involving a public offering. The recipients both had access, through their relationship with us, to information about us.

During the nine months ended September 30, 2024, the Company granted 485,000 shares of common stock, to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $0.5 million, based upon the closing market price of the Company’s common stock on the date of the agreement.

On July 10, 2024, the Company closed a private placement offering (the “Private Placement Offering”), consisting of (i) a 6% convertible debenture (the “Debenture”) with a principal amount of $1,100,000, pursuant to which 2,179,440 shares of common stock (the “Debenture Shares”) are issuable upon the conversion of the Debenture, (ii) a warrant (the “Warrant”) to purchase up to 750,000 shares of the Company’s common stock. In connection with the Private Placement Offering, the Company also issued an aggregate of 100,000 shares of restricted common stock (the “Commitment Shares”) on the closing date, with 50,000 shares issued to the Purchaser and 50,000 shares issued to the Purchaser’s designee. - See Note 5. Note Payable - Convertible Note

On August 28, 2024, the Company entered into a definitive agreement with a certain holder of its certain existing warrants (the “Existing Warrants”), for the exercise of the Existing Warrants to purchase an aggregate of 1,666,667 shares of its common stock having an exercise price of $2.74 per share and issued in October 2023, at a reduced exercise price of $0.70 per share (the “Warrant Inducement Agreement”). Pursuant to the Warrant Inducement Agreement, in consideration for the immediate exercise of the Existing Warrants for cash, the Company issued new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 3,333,334 shares of common stock (the “New Warrant Shares”) at an exercise price of $0.70 per share (the “Inducement Transaction”). The New Warrants will be exercisable six months following the date of issuance and have a term of five and one-half years from the date of issuance.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a. During the quarter ended September 30, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

b. During the quarter ended September 30, 2024, there were no material changes to the procedures by which members may recommend nominees to our board of directors.

c. During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1	Amendment to the Membership Interest Purchase Agreement, dated December 28, 2023, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.1 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

2.2	Amendment to the Membership Interest Purchase Agreement, dated January 31, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.2 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

2.3	Amendment to the Membership Interest Purchase Agreement, dated March 1, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.3 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

2.4	Amendment to the Membership Interest Purchase Agreement, dated April 29, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.4 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007(filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007 (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007 (filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008 (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009 (filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009 (filed as Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010 (filed as Exhibit 3.9 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010 (filed as Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010 (filed as Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010 (filed as Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011 (filed as Exhibit 3.15 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (filed as Exhibit 3.16 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011 (filed as Exhibit 3.17 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.18	AppTech Corp. Bylaws dated May 07, 2013 (filed as Exhibit 3.18 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013 (filed as Exhibit 3.19 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013 (filed as Exhibit 3.20 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015 (filed as Exhibit 3.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.22	AppTech Corp. Bylaws (Amended and Restated) dated March 27, 2020 (filed as Exhibit 3.22 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.23	AppTech Certificate of Incorporation filed with the Secretary of State of Delaware dated December 13, 2021 (filed as Exhibit 3.23 to the Registrant’s Registration Statement on Form S-1, as filed on December 15, 2021, and incorporated herein by reference)

3.24	AppTech Certificate of Correction filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.24 to the Registrant’s Registration Statement on Form S-1, as filed on December 23, 2021, and incorporated herein by reference)

3.25	AppTech Certificate of Conversion filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.25 to the Registrant’s Registration Statement on Form S-1, as filed on December 23, 2021, and incorporated herein by reference)

3.26	AppTech Certificate of Correction filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.26 to the Registrant’s Registration Statement on Form S-1, as filed on January 3, 2022, and incorporated herein by reference)

3.27	AppTech Certificate of Amendment filed with the Secretary of State of Delaware dated December 27, 2021 (filed as Exhibit 3.27 to the Registrant’s Registration Statement on Form S-1, as filed on January 3, 2022, and incorporated herein by reference)

3.28	AppTech Amended and Restated Bylaws (filed as Exhibit 3.22 to the Registrant’s Registration Statement on Form S-1, as filed on December 17, 2021, and incorporated herein by reference)

4.1	Form of Debenture, dated July 10, 2024, in the principal amount of $1,100,000 (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on July 12, 2024, and incorporated herein by reference)

4.2	Form of Warrant, dated July 10, 2024 (filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, as filed on July 12, 2024, and incorporated herein by reference)

4.3	Form of New Warrant (filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, as filed on August 28, 2024, and incorporated herein by reference)

10.1	Form of Securities Purchase Agreement, dated July 10, 2024 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on July 12, 2024, and incorporated herein by reference)

10.2	Form of Registration Rights Agreement, dated July 10, 2024 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on July 12, 2024, and incorporated herein by reference)

10.3	Form of Warrant Inducement Agreement, dated August 28, 2024, by and between AppTech Payments Corp. and the Purchaser (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 28, 2024, and incorporated herein by reference)

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2024

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated November 14, 2024

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2024

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated November 14, 2024

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104.0	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Payments Corp.

Date: November 14, 2024	By:	/s/ Luke D’Angelo
	Name:	Luke D’Angelo
	Title:	Chief Executive Officer

Date: November 14, 2024	By:	/s/ Meilin Yu
	Name:	Meilin Yu
	Title:	Chief Financial Officer and Treasurer

