Form 10-Q/A
period 2024-09-30
AppTech Payments Corp.
filed 2024-11-18
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amendment is being filed solely to provide clarification around the pricing of certain stock issuances that happened in the period subsequent to the quarter end. The Company had received questions from investors and determined to make the filing to assist investors in their understanding of the transactions.

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

Resale S-1

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

Issuance of restricted stock

In October 2024, the Company granted 25,000 shares of restricted stock to a consultant and the shares vested immediately.

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

AppTech Payments Corp.

Date: November 18, 2024	By:	/s/ Luke D’Angelo
	Name:	Luke D’Angelo
	Title:	Chief Executive Officer

Date: November 18, 2024	By:	/s/ Meilin Yu
	Name:	Meilin Yu
	Title:	Chief Financial Officer and Treasurer

