Form 10-K
period 2024-12-31
AppTech Payments Corp.
filed 2025-03-31
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of common stock of the registrant held by non-affiliates as of June 30, 2024, was approximately $19.0 million. As of March 31, 2025, 33,283,329 shares of common stock, $0.0001 par value were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2025 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AppTech Payments Corp.

Form 10-K

i

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

We encourage you to read the discussion and analysis of our financial condition and our consolidated financial statements contained both in our Form S-1 that was filed with the Securities and Exchange Commission on January 3, 2022, and in this Annual Report on Form 10-K. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.

Unless the context otherwise requires, throughout this Annual Report on Form 10-K, the words “AppTech Payments,” “we,” “us,” the “registrant” or the “Company” refer to AppTech Payments Corp.

Item 1. Business

Business Overview

The financial services industry is going through a period of intensive growth driven by the advancement of technology and the rapid rise of contactless transactions due to societal changes. End-users expect ease of use and an enhanced user experience in all their daily financial interactions. In this rapidly evolving digital marketplace, businesses have broad and frequently changing requirements to meet consumer expectations and operational efficiencies to maintain their competitive edge.

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

AppTech’s all-in-one Fintech platform, FinZeo™, delivers best-in-class financial technologies and capabilities through an ever-evolving modular cloud/edge-based architecture. The FinZeo platform houses a large array of financial products and services that can be implemented off-the-shelf or customized via modern APIs. Within its FinZeo platform, AppTech offers Payments-as-a-Service (“PaaS”), Instant Bank Analysis, Automated Underwriting, and Banking-as-a-Service (“BaaS”).

FinZeo provides PaaS via integrated solutions for frictionless digital and mobile payment acceptance. These solutions provide advanced payment processing solutions by catering to the unique needs of each merchant. FinZeo’s PaaS solutions include ACH (automatic clearing house), credit & debit cards, eCheck, mobile processing, electronic billing, and text-to-pay. PaaS will also solve multi-use case, multi-channel, API-driven, account-based issuer processing for card, digital tokens, and payment transfer transactions.

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

The FinZeo Portal empowers Independent Sales Organizations (“ISOs”) and Independent Software Vendors (“ISVs”) to seamlessly integrate their businesses, facilitating swift technology adoption. By leveraging the FinZeo, ISOs/ISVs can streamline operations and foster growth, meeting the economic demands of their merchants. Through personalized portals, ISOs/ISVs have the flexibility to select and integrate FinZeo payments and banking services, thereby enhancing their offerings to clients.

FinZeo has a flexible architecture and can be fully white labeled to allow for rich, personalized payment and banking experiences. This cloud-based platform packages together elements of AppTech’s intellectual property, BaaS, PaaS and FinZeo Portal to create a one-hub connection point of multitenant portals giving the merchant, ISO/ISV, and each customer a well-defined user experience.

Corporate Information

AppTech Corp. reincorporated in Delaware on December 23, 2021, and changed its name to AppTech Payments Corp. The Company’s principal executive offices are located at 5876 Owens Avenue, Suite 100, Carlsbad, California 92008. Its phone number is (760) 707-5959. Its website address is www.apptechcorp.com and www.finzeo.com. AppTech does not incorporate the information on or accessible through our website into this report. AppTech has included our website address in this report solely as an inactive textual reference.

Industry Background

The financial technology and payment processing industries have become crucial components of the global financial structure, constantly evolving due to technological advancements, shifting consumer behavior, and new business models. As digital transformation accelerates, sectors like Automated Clearing House (ACH) payments and card processing play a pivotal role in reshaping the payment landscape.

Automated Clearing House (ACH) Payments, the ACH network has experienced remarkable growth, both in the volume of transactions and their monetary value. In 2022, ACH processed 30 billion payments valued at $76.7 trillion, reflecting a 3% increase in transaction volume and a 5.6% rise in the transaction value from the previous year1. By 2023, The Clearing House’s ACH network had processed over 19 billion transactions worth $52.4 trillion, showing an 8% growth compared to 20222. Between 2018 and 2021, the dollar value of ACH payments grew at an annual rate of 12.7%, the highest growth rate recorded by the Federal Reserve Payments Study3. This continued growth of ACH payments is primarily driven by high-value transactions, subscription-based businesses, and e-commerce, all of which require efficient and low-cost payment systems to handle recurring transactions.

Card payment processing remain a dominant force in the global transaction landscape, with both general-purpose and private-label cards leading the charge. In 2022, the Federal Reserve Payments Study highlighted the large volume of card payments, underscoring their significant role in consumer transactions. By 2023, card payments continued to be the most widely used payment method, both for consumer and business transactions. This market continues to evolve, driven by the growing demand for contactless and instant payment methods, which are pushing the adoption of card-based payments on a global scale.

The fintech sector is expanding rapidly, spurred by technological advancements and regulatory changes. Between 2024 and 2032, the fintech industry is projected to grow at a compound annual growth rate (CAGR) of 16.5%4. Within this sector, digital banking—including FDIC-insured neobanks offering banking-as-a-service—is expected to reach a value of $2.6 trillion by 2027, with over 78 million users. Neobanks are disrupting traditional banking models by providing digital-first financial services, often lowering costs and enhancing the customer experience. This growth is expected to continue, especially among younger, tech-savvy consumers.

Small credit unions are increasingly adopting digital payment solutions to meet the changing demands of consumers. As of mid-2024, 11% of credit unions have incorporated open banking payment options, signaling a growing trend toward advanced payment solutions5. Digital transformation is enabling credit unions to attract and retain members by offering secure and convenient digital payment services6. To remain competitive in the rapidly evolving financial landscape, many small credit unions are forging partnerships with fintech companies to enhance their digital payment offerings.

The digital payments ecosystem presents significant revenue opportunities, especially through mobile wallets and ACH systems. PwC’s consumer research estimates a revenue opportunity of $60 billion for digital payment ecosystems⁶. As digital payments become more integrated into everyday financial transactions, businesses and financial institutions are eager to capture a larger share of this rapidly expanding market.

 _____________________

1 Federal Reserve Payments Study (FRPS) – July 202

2 The Clearing House, ACH Report – March 2024

3 Federal Reserve Payments Study (FRPS) – 2023

4 Statista: Digital & Trends – Neobanking US Report – 2023

5 CUInsight: Credit Unions Adopting Open Banking Payments – 2024

6 PwC Global Consumer Insights Survey – 2021

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

Our target market is forward-thinking financial institutions, technology companies, and Small to Medium Enterprises (“SME”) seeking to broaden their distribution through the addition of digital omnichannel payments and digital banking technologies. We will serve these markets by reducing integration complexity and streamlining their integrated financial services capabilities.

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

While leveraging new technology is vital to our growth plan, it is equally important that the technology is relevant and seamlessly fits into and benefits our end-user’s daily lives. Consumers are sometimes reluctant to alter their typical routines, especially when it relates to financial services. The launch of our payment system and broader digital banking solutions will meet both needs. We will offer financial technologies that do not rely on legacy rails, thus increasing the opportunity to improve the end-user’s digital experiences. Once properly developed and rolled out, we anticipate rapid adoption.

We seek to grow our business by pursuing the following strategies:

•	Increasing our customer base by offering unique and compelling, patent protected technology solutions;

•	Driving growth in our merchant services business through new and flexible technologies that will enable our customers to adapt to a rapidly changing marketplace;

•	Rolling-out our API-driven, account-based, issuer processing solution for card, digital token, and payment transfer transactions that will enable us to target multi-currency and multi-channel digital banking and embedded B2B payment opportunities;

•	Providing advanced technology to our clients to engage end-users via lead generation and text marketing services to enable businesses to better communicate with their customers and integrate our full suite of products;

•	Maintaining technological leadership by continuing to innovate and improve our scalable, extensible, cloud-based technology;

•	Pursuing strategic acquisitions, investments, or partnerships to complement and bolster our suite of Fintech products;

•	Creating cross-selling synergies through white-labeling or SaaS distribution enabling us to provide a holistic suite of products and services to financial institutions, technology companies, and SMEs;

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

Management believes there are substantial opportunities in emerging and developing markets for our anticipated products. Our payment systems and digital banking solutions offer innovative avenues to unbanked and under banked communities to transact and provide remittances. Further, since internet connectivity is not required for our text payment solution, individuals with limited internet access will still be able to transact. These two factors could open our products to markets with immense growth potential.

Our Products and Services

We offer Fintech solutions that empowers financial institutions and enterprise brands to deliver “best-of-breed” B2B (Business to Business) and B2C (Business to Consumer) experiences through our revolutionary all-in-one platform and deployment model. Our modular platform will seamlessly integrate with legacy and cloud platforms to power a multitude of commerce experiences, including digital payments, financial wellness and more.

Merchant Services

Our core historical business is merchant transaction services. We create revenue by processing payments for credit and debit cards via point of sale (“POS”) equipment, eCommerce gateways, periodic ACH payments and gift & loyalty programs. We currently support over 150 merchants representing dozens of market verticals in managing their financial transactions.

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

Digital Financial Technology Platform consisting of Omnichannel Payments and Digital Banking

To power commerce experiences, our digital financial technology platform incorporates two distinct product pillars: (1) omnichannel digital payments featuring patented payment technology and (2) digital banking capabilities. The omnichannel payments pillar will consist of several stand-alone solutions, including hosted ecommerce checkout, a flexible payment gateway, patented payment technology, alternative payment methods (“APMs”), as well as mobile and contactless payments. The FinZeo Platform’s digital banking pillar will supply financial institutions with technology to give their customers – businesses, professionals, and individuals the ability to better manage their finances anywhere, anytime and at a fraction of the cost of traditional banking and financial services.

Developing and deploying customized commerce experiences runs atop the Platform stack. This will include 1) open and private payment and digital banking APIs, 2) select third-party APIs centered on personalization and automation, 3) white labeling 4) online collaboration and development tools, and 5) optional professional services engagement and support.

Similar to experience-focused offerings, our FinZeo Platform powers immersive content, conversion, marketing automation, payment, and value transfer capabilities for nearly every online and offline shopping, banking, and financial services scenario. Additionally, our Platform experiences can be taken off-the-shelf or tapped into via modern APIs to build and embed fully branded and customizable experiences.

In many cases, our products and services are both available off-the-shelf or through embedded commerce experiences. For example, our patented payment capabilities can be licensed off-the-shelf, so our clients can take advantage of quick market entry while doing this without any lifting or technical requirements. Alternatively, payment capabilities and feature sets are available via our open APIs so businesses can embed and customize the experience, i.e. alter the onboarding experience and subscription triggers.

Our white-label, digital banking technology platform with payment capabilities will equip financial institutions (“Fis”), technology providers and brands with a digital “bank-in-a-box” – also referred to as our Banking-as-a-Service (BaaS) product. Furthermore, our Platform will enable multi-channel, pure digital financial services products unlike many other providers in the world. It incorporates a “plug-and-play” capability to facilitate deep integration with payment gateways, POS merchant services, alternative payment mechanisms, open-banking, ERP (“Enterprise Resource Planning”), Customer Relationship Management (“CRM”) and web and mobile user interfaces to form an end-to-end, embedded, payment acceptance and digital banking solution that drives innovative and disruptive digital distribution products. Anticipated products include:

•	Neo-Banking for consumers and SMEs;

•	Embedded B2B and consumer virtual payments (“VCNs”);

•	P2P money transfer;

•	Payroll, expenses, management and B2C and government to consumer (“G2C”) disbursements;

•	Treasury management;

•	Any other product that requires a prepaid or credit balance to be held and transacted upon.

Other attributes to our FinZeo Platform will include:

•	Patented Technology including a Text-to-Pay patent that enables B2B, B2C and P2P payments via SMS, mobile push, email and other forms of embedded links. Combined with four mobile-to-computer messaging and lead generation patents, we can enable financial institutions, technology companies and businesses to unlock innovative customer experiences.

•	Personalization and User Experience are also at the core of our Platform. Through marketing automation capabilities, our Platform will provide an industry first online-to-offline customer attribution capability. Licensees of our Platform will be able to link their customer’s online behavior to their buying preferences in real-time in order to personalize the selling and buying experience, streamline checkout and improve conversion rates.

•	Automation is delivered through our APIs to unlock automated financial transactions and customer experiences. For example, our Platform can be simply configured to create many types of automated customer benefits and incentives including instant cashback or added-value promotions. Further, our Platform will be easily leverageable to create similar money saving experiences like round ups, i.e., rounding to the nearest dollar and depositing the difference between the purchase price and round-up into a digital bank account.

•	Integration and Embedded Payments are central functions of our Platform. As such, we offer developers and enterprises an open platform with flexible rest APIs to build new payment and financial transaction features in SaaS and cloud apps or create compelling new digital financial services user experiences from scratch.

Our Platform continues to be developed including integration, testing and proper technical certifications before market readiness and client delivery. We expect that our Platform will continue to evolve as discussed to continually provide ongoing improvements, new features and functions and improved opportunities to deliver best in class experiences to the markets we serve.

Employees

As of the date of this annual report, we have nine full-time employees. In addition to our employees, we utilize various consultants and contractors for other services on an as-needed basis.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We recognize the importance of cybersecurity in protecting our operations, customer information, and proprietary data. We are committed to implementing robust security measures to mitigate the risk of cyber incidents that could potentially disrupt our business operations or compromise the integrity of our data.

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

Our cybersecurity strategy encompasses a comprehensive suite of measures designed to protect our systems and data from unauthorized access, use, alteration, or destruction. These measures include, but are not limited to:

• Implementation of advanced cybersecurity technologies, including firewalls, intrusion detection systems, and encryption protocols, to safeguard our network and data.

• Regular security assessments and penetration testing conducted by external experts to identify and remediate potential vulnerabilities.

• Establishing and maintaining incident response and recovery plans to ensure timely and effective responses to any cybersecurity incidents.

Oversee Third-party Risk

To manage the risks associated with third-party service providers, AppTech conducts weekly calls with its providers to monitor compliance on an ongoing basis. Issues that arise are addressed immediately with mitigating measures added to avoid future problems.

Risks from Cybersecurity Threats

Like other companies in our industry, we face several cybersecurity risks in connection with our business. Although such risks have not materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, to date, we have, from time to time, experienced threats to and security incidents related to our data and systems, including denial of service and phishing attacks.

Risk Management Personnel

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our third-party provider, the Company's Director of Information Technology and Director of Software Engineering (referred to as “IT”). Their knowledge, experience and relationship with our third-party vendor are instrumental in developing and executing our cybersecurity strategies.

Risk Management Reporting

The IT Team provides updates to upper Management on a routine basis or as potentially critical risks from cybersecurity threats or incidents arise. In addition, the audit committee is notified of any material cybersecurity concerns that may impact internal controls, data storage, or the integrity of our financial reporting.

Risk Management

Despite our diligent efforts to secure our systems and data, we acknowledge that no cybersecurity measures can completely eliminate the risk of cyber incidents. The evolving nature of cyber threats means that we must continually adapt our cybersecurity strategies to address new and emerging risks.

In recognition of these risks, we have implemented a comprehensive risk management framework that includes:

• Continuous monitoring of our networks and systems for signs of unauthorized activity.

• Regular updates to our cybersecurity measures to address new vulnerabilities and threats.

• Collaboration with industry partners and government agencies to share information on threats and best practices for cybersecurity.

• Maintaining cyber insurance to mitigate the financial impact of potential cybersecurity incidents.

Potential Impact of Cybersecurity Incidents

We recognize that a significant cybersecurity incident could have material adverse effects on our business, including operational disruptions, financial losses, legal liabilities, and damage to our reputation. Such incidents could also result in the loss of proprietary information or the exposure of sensitive customer data, leading to further financial and reputational harm.

In conclusion, while AppTech Payment Corp is committed to employing comprehensive cybersecurity measures to protect against cyber threats, there are inherent risks associated with cybersecurity that could impact our business. We continue to monitor our cybersecurity landscape actively and adapt our defenses to mitigate these risks as much as possible.

Item 2. Properties

Corporate headquarters is located at 5876 Owens Avenue, Suite 100, Carlsbad, CA 92008, consisting of approximately 3,000 square feet of leased office space. As of December 31, 2024, the Company also leases office space in Austin, Texas. The Company does not own any real property.

Item 3. Legal Proceedings

NCR Litigation

On November 30, 2022, AppTech filed a complaint against NCR Payment Solutions, LLC in the United States District Court for the Southern District of California alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Specific Performance and Accounting. On March 11, 2024, both parties agreed to dismiss the lawsuit. There was no impact to the Company’s financial statements.

Infinios Financial Services Litigation

On October 1, 2020, the Company entered into a strategic partnership with NEC PAYMENTS B.S.C., which subsequently became Infinios Financial Services B.S.C. (“Infinios”).

On May 4, 2023, the Company notified Infinios of its intent to terminate its relationship and commenced a good-faith negotiation with Infinios.

In October 2023, the Company and Infinios entered arbitration.

As of December 31, 2024, the parties settled the lawsuit under a confidential Settlement Confirmation letter whereby the terms of the Settlement Agreement and Mutual Release were fulfilled. Under the settlement, no payments were exchanged between the parties, and both the anti-dilution liability and the payable owed to Infinios of $72 thousand and $249 thousand, respectively, were fully extinguished. The matter is closed.

Litigation with Former Employees

On May 3, 2024, the Company was sued by three former employees over severance payments. On February 14, 2025, the Company filed a cross complaint against the Plaintiffs for breach of fiduciary duty and breach of contract. In March 2025, the Company settled its lawsuit for $172 thousand. The settlement amount was accrued for at December 31, 2024.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been registered with the SEC since 1999. We successfully uplisted to NASDAQ on January 7, 2022 under the symbol “APCX”. Our warrants are listed under the symbol “APCXW”. The Company joined the Russell Microcap® Index at the conclusion of the 2023 Russell Indexes annual reconstitution, effective after the US market opened on June 26, 2023.

Stockholder Data

As of March 31, 2025, 33,283,329 shares of our common stock were outstanding and held of record by 5,611 stockholders, and 14 shares of preferred stock held by 11 shareholders were outstanding.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception.

Equity Compensation Plan

For information regarding securities authorized under the equity compensation plan, see Item 12.

Recent Sales of Unregistered Securities

In 2024, we did not sell any shares of stock that were not registered under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K.

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

Business Overview

The financial services industry is going through a period of intensive growth driven by the advancement of technology and the rapid rise of contactless transactions due to societal changes. End-users expect ease of use and an enhanced user experience in all their daily financial interactions. In this rapidly evolving digital marketplace, businesses have broad and frequently changing requirements to meet consumer expectations and operational efficiencies to maintain their competitive edge.

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

AppTech’s all-in-one Fintech platform, FinZeo™, delivers best-in-class financial technologies and capabilities through an ever-evolving modular cloud/edge-based architecture. The FinZeo platform houses a large array of financial products and services that can be implemented off-the-shelf or customized via modern APIs. Within its FinZeo platform, AppTech offers Payments-as-a-Service (“PaaS”), and Banking-as-a-Service (“BaaS”).

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

The FinZeo Portal for Independent Sales Organizations (ISOs) and Independent Software Vendors (ISVs) to seamlessly integrate their businesses, facilitating swift technology adoption. By leveraging the FinZeo portal, ISOs/ISVs can streamline operations and foster growth, meeting the economic demands of their merchants. Through personalized portals, ISOs/ISVs have the flexibility to select and integrate FinZeo payments and banking services, thereby enhancing their offerings to clients.

FinZeo has a flexible architecture and can be fully white labeled to allow for rich, personalized payment and banking experiences. This cloud-based platform packages together elements of AppTech’s intellectual property, BaaS, and PaaS to create a one-hub connection point of multi-tenant portals giving the merchant, ISO/ISV, and each customer a well-defined user experience.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items (in thousands, except per share data).

Revenues

Our Revenues. We derive our revenue by providing financial services to businesses.

Licensing Revenue

The Company is actively pursuing strategic partnership agreements that license our technology for a fee. The licensing fee is deferred and recognized over the term of the service period or contract.

Merchant Processing Services

The Company provides merchant processing solutions for credit card and ACH transactions. We act as an intermediary between merchants, who initiate transactions and banks that process them. We collect either a flat fee, a fee for each transaction, and or a fee calculated as a percentage of its value, from both credit cards and ACHs. Revenue is recognized when transactions are processed by banks or at month-end based on the processing activity. Payments to channel partners are deducted from revenue.

Accrued Residuals

The Company pays commissions to independent agents who refer merchant accounts. The amounts payable to these independent agents is based upon a percentage of the amounts processed by these merchant accounts.

Expenses

Cost of Revenue. Includes costs directly attributable to processing and other services the Company provides. These also include related costs such as residual payments to our business development partners, which are based on a percentage of the net revenue generated from client referrals.

General and administrative. Include salaries, professional services, software costs, regulatory expenses, stock-based compensation, rent and utilities, and other operating costs.

Research and development. Includes the internal and outsourced services costs incurred to maintain and further develop the FinZeo platform, and the development of additional technology needed to pursue new product offerings.

Other income (expenses). Consists of interest on outstanding indebtedness, the change in value of derivative liabilities, and the gain/loss on debt extinguishment.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the years ended December 31, 2024 and 2023, respectively. We have derived this data from our annual consolidated financial statements included elsewhere in this report.

The following table presents our historical results of operations for the periods indicated:

	Years ended December 31		Change
($ in thousands)	2024	2023	Amount	%

Revenue	$276	$504	$(228)	(45%	)
Cost of revenue	52	187	(135)	(72%	)
Gross profit	224	317	(93)	(29%	)

Operating expenses
General and administrative	7,794	9,873	(2,079)	(21%	)
Research and development	1,977	3,498	(1,521)	(43%	)
Impairment of Intangible assets	–	6,131	(6,131)	(100%	)
Total operating expenses	9,771	19,502	(9,731)	(50%	)

Loss from operations	(9,547)	(19,185)	9,638	(50%	)

Other income (expenses)
Interest expense, net	(646)	(52)	(594)	NM
Change in fair value of derivative liability	–	27	(27)	(100%	)
Other income	1,260	698	562	81%
Total other income	614	673	(59)	9%

Loss before income taxes	(8,933)	(18,512)	9,579	52%

Provision for income taxes	–	–	–	–

Net loss	$(8,933)	$(18,512)	$9,579	52%

Revenue

Revenue was approximately $276 thousand for the year ended December 31, 2024, compared to $504 thousand for the year ended December 31, 2023, representing a decrease of 45%. The decrease was principally driven by the cancellation of a licensing arrangement and a reduction in legacy processing revenue.

Cost of Revenue

Cost of revenue was approximately $52 thousand for the year ended December 31, 2024, compared to $187 thousand for the year ended December 31, 2023, representing a decrease of 72%. The decrease was principally driven by lower transaction volume.

General and Administrative Expenses

General and administrative expenses decreased 21% to approximately $7,794 thousand for the year ended December 31, 2024, from $9,873 thousand in 2023. The reduction was mainly due to lower salaries following the Company’s restructuring plan and a $1,240    thousand decrease in stock-based compensation for 2024.

Research and Development Expenses

Research and development expenses were approximately $1,977 thousand for the year ended December 31, 2024, compared to $3,498 thousand for the year ended December 31, 2023, representing a decrease of 43%. The decrease was primarily due to less stock-based compensation and the capitalization of specific software development costs.

Other Income (Expenses)

Interest Expense, net

Interest expense, net was approximately $646 thousand and $52 thousand for the years ended December 31, 2024 and December 31, 2023, respectively, representing an increase of $594 thousand. The increase was primarily due to the amortization of the debt discount.

Change in Fair Value of Derivative Liability

Change in fair value of derivative liability was approximately $0 for the year ended December 31, 2024, compared to $27 thousand for the year ended December 31, 2023, representing a decrease of 100%. The decrease was primarily due to the Company's settlement of the notes and warrants that contained the embedded derivative liabilities in April 2023.

Other income (expenses)

Other income was approximately $1,260 thousand for the year ended December 31, 2024, compared to approximately $698 thousand for the year ended December 31, 2023, representing an increase of $562 thousand or 81%. The increase was primarily driven by a $1,245 thousand gain from extinguishment of debt related to 2024, less the $430 thousand gain from the cancellation of stock repurchase liabilities and gain of $250 thousand from extinguishment of debt related to 2023.

Liquidity and Capital Resources

The Company routinely evaluates its immediate working capital needs and liquidity sources. For the years ended December 31, 2024 and 2023, the Company maintained its liquidity sources primarily through cash and cash equivalents, and proceeds received from various registered offerings such as public registered offerings and “at-the-market” offerings (ATM). Additionally, we used equity and equity-linked instruments to pay for services and compensation.

Cash and cash equivalents at December 31, 2024 and 2023 were $868 thousand and $1,281 thousand, respectively.

During the year ended December 31, 2024, we met our immediate cash requirements through existing cash balances, public offerings, “at-the-market” offerings (ATM), a debt financing, and a $2,500 thousand direct investment.

See Note 9 – Stockholders’ Equity.

Management's Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company's current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

Management is actively pursuing additional funding options and is confident that its revenue streams will begin generating revenue in the following twelve months from the issuance date of these financial statements.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting. In December 2024, Management began implementing comprehensive expense reduction strategies across the Company’s operations to enhance financial stability.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities ($ in thousands):

	2024	2023

Net cash used in operating activities	$(7,457)	$(8,859)
Net cash used in investing activities	$(1,159)	$(500)
Net cash provided by financing activities	$8,203	$7,178

Cash Flow from Operating Activities

Net cash used in operating activities during the year ended December 31, 2024 was approximately $7,457 thousand, which is comprised of (i) our net loss of $8,933 thousand, adjusted for non-cash expenses totaling $2,175 thousand (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) is decreased by changes in operating assets and liabilities of approximately $699 thousand.

Net cash used in operating activities during the year ended December 31, 2023, was approximately $8,859 thousand, which is comprised of (i) our net loss of $18,512 thousand, adjusted for non-cash expenses totaling $10,306 thousand (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) is decreased by changes in operating assets and liabilities of approximately $653 thousand.

Cash Flow from Investing Activities

Net cash used by investing activities during the year ended December 31, 2024 was approximately $1,159 thousand. This expenditure was primarily attributable to capitalized software costs.

Net cash used by investing activities during the year ended December 31, 2023 was approximately $500 thousand. This expenditure was primarily attributable to an initial payment of $500 thousand related to the acquisition of FinZeo.

Cash Flow from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 was approximately $8,203  thousand, driven by net proceeds received of $6,288  thousand through the issuance of common shares and warrants in our public offerings, $1,010 thousand proceeds received from exercise of warrants, and $910 thousand net proceeds received from convertible notes payable.

Net cash provided by financing activities during the year ended December 31, 2023 was approximately $7,178 thousand, driven by net proceeds received of $8,933 thousand through the issuance of common shares and warrants in our public offerings, $33 thousand proceeds received from exercise of stock options partially offset by repayment of loan and note payables of $1,788 thousand.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates include those related to the valuation of goodwill impairment and intangible assets. These estimates are based on historical experience and assumptions believed to be reasonable under current conditions. It's important to note that actual results could differ from these estimates.

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of December 31, 2024, there have been no significant changes to our critical accounting estimates nor to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Management concluded that the fair value of the goodwill recorded as part of the FinZeo acquisition significantly exceeds its carrying amount, and there is no significant risk of goodwill impairment based on current assumptions and market conditions.

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

Recent Accounting Pronouncements

As of December 31, 2024, there was no significant changes to our recently issued accounting pronouncements.

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

During the years ended December 31, 2024, and 2023, 260,000 shares and 460,000 shares of common stock were issued to several consultants and employees in connection with business development, professional, and employment services with a value of $267 thousand and $906 thousand, respectively.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and related financial statement schedules required to be filed are indexed on page 24 and are incorporated herein.

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to the material weaknesses in our internal control over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2024, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024.

The management has identified a material weakness in our internal control over financial reporting, primarily due to insufficient formal financial reporting policies and procedures resulting in material post-close adjustments.

Policies and procedures should be implemented to ensure that any significant events requiring disclosure are identified, accounted for, disclosed and reviewed by the management.

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2024 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

For the quarter ended December 31, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the quarter ended December 31, 2024, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our executive officers will be presented under the caption “Executive Officers” in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2024 (the 2025 Proxy Statement) and is incorporated herein by reference.

The information required by this item regarding our compliance with Section 16 of the Exchange Act of 1934, as amended, will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our 2025 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee will be presented under the caption “Corporate Governance - Board Committee - Audit Committee” in our 2025 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our code of ethics will be presented under the caption “Corporate Governance - Code of Business Conduct” in our 2025 Proxy Statement and is incorporated herein by reference. There is no material change.

The information required by this item regarding our insider trading policy will be presented under the caption “Insider Trading Policy” in our 2025 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be presented under the caption “Executive Compensation” in our 2025 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director compensation will be presented under the caption “Corporate Governance - Director Compensation” in our 2025 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our compensation committee will be presented under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our 2025 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership and certain beneficial owners and management will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2025 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan

The following table provides information, as of December 31, 2024, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under existing or future awards under our 2024 Equity Incentive Plan (“2024 Plan”). The 2024 Plan was approved by our Board of Directors and ratified by our shareholders at our 2024 Annual Shareholder Meeting.

	A	B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))

Equity compensation plans approved by security holders	1,841,157	$1.13	[7]	508,167
Equity compensation plans not approved by security holders	–	–		–
Total	1,841,157	$1.13		508,167

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related persons transactions will be presented under the caption “Certain Relationships and Related Persons Transactions” in our 2025 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director independence will be presented under the caption “Corporate Governance - Independent Directors” in our 2025 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item regarding aggregate fees billed to us by our independent registered public accounting firm’s fees will be presented in our 2025 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee’s pre-approval policies and procedures will be presented in our 2025 Proxy Statement and is incorporated herein by reference.

7 The weighted-average exercise price does not take into account restricted stock units, which do not have an exercise price.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AppTech Payments Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AppTech Payments Corp. (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined there were no critical audit matters.

/s/ dbbmckennon

We have served as the Company’s auditor since 2014
San Diego, California
March 31, 2025

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$868	$1,281
Accounts receivable	43	30
Prepaid expenses	159	205
Other current assets	1,350	–
Total current assets	2,420	1,516
Note receivable	–	26
Right of use asset	86	66
Security deposit	86	9
Intangible assets, net of accumulated amortization	3,410	4,428
Goodwill	1,161	1,161
Capitalized software development, net of accumulated amortization	1,823	1,147
TOTAL ASSETS	$8,986	$8,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,853	$1,799
Accrued liabilities	1,519	1,958
Notes payable	–	1
Deferred revenue	–	244
Right of use liability	68	78
Total current liabilities	3,440	4,080
Long-term liabilities
Right of use liability, net of current portion	18	14
Notes payable, net of current portion	61	65
Total long-term liabilities	79	79
TOTAL LIABILITIES	3,519	4,159

Commitments and contingencies (Note 8)	–	–

Stockholders’ equity
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at December 31, 2024 and 2023	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 33,278,934 and 22,251,742 issued and outstanding at December 31, 2024 and 2023, respectively	33	22
Additional paid-in capital	174,131	163,921
Accumulated deficit	(168,697)	(159,749)
Total stockholders’ equity	5,467	4,194
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,986	$8,353

See accompanying notes to the consolidated financial statements

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	December 31, 2024	December 31, 2023

Revenues	$276	$504
Cost of revenues	52	187
Gross profit	224	317

Operating expenses:
General and administrative, including stock-based compensation of $1,254 thousand and $2,494 thousand, for the years ended December 31, 2024 and 2023, respectively	7,794	9,873
Impairment of intangible assets	–	6,131
Research and development, including stock-based compensation of $138 thousand and $982 thousand, for the years ended December 31, 2024 and 2023, respectively	1,977	3,498
Total operating expenses	9,771	19,502

Loss from operations	(9,547)	(19,185)

Other income (expenses)
Interest expense	(646)	(52)
Change in fair value of derivative liability	–	27
Gain (loss) on debt extinguishment	1,245	(17)
Other income (expenses)	15	715
Total other expenses	614	673

Loss before provision for income taxes	(8,933)	(18,512)

Provision for income taxes	–	–

Net loss	$(8,933)	$(18,512)
Deemed dividend related to warrant resets	(15)	(763)
Net loss attributable to common stockholders	$(8,948)	$(19,275)

Basic and diluted net loss per common share	$(0.35)	$(1.01)
Weighted-average number of shares used basic and diluted per share amounts	25,305,837	19,103,000

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except per share data)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2022	14	$–	16,697,280	$17	$147,881	$(140,474)	$7,424
Net loss	–	–	–	–	–	(18,512)	(18,512)
Stock based compensation	–	–	460,000	–	3,476	–	3,476
Issuance of shares for settlement	–	–	250,000	–	400	–	400
Option exercise	–	–	35,528	–	33	–	33
Repricing of warrants	–	–	–	–	763	(763)	–
Net proceeds from sale of common shares	–	–	3,808,934	4	8,929	–	8,933
Shares issued for debt extinguishment	–	–	1,000,000	1	2,439	–	2,440
Balance December 31, 2023	14	$–	22,251,742	$22	$163,921	$(159,749)	$4,194
Net loss	–	–	–	–	–	(8,933)	(8,933)
Stock based compensation	–	–	260,000	–	1,392	–	1,392
Net proceeds from sale of common stock	–	–	6,473,180	7	6,281	–	6,288
Offering costs	–	–	–	–	(68)	–	(68)
Repricing of warrants	–	–	–	–	15	(15)	–
Shares issued for debt conversion	–	–	1,975,606	2	1,124	–	1,126
Warrants issued	–	–	–	–	334	–	334
Warrants exercised, net	–	–	1,666,667	2	1,008	–	1,010
Warrants exercised – Cashless	–	–	521,739	–	–	–	–
Shares issued with Notes Payable	–	–	130,000	–	124	–	124
Balance December 31, 2024	14	$–	33,278,934	$33	$174,131	$(168,697)	$5,467

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,933)	$(18,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	1,392	3,476
Expense/loss from shares issued for settlement	–	400
(Gain) loss on debt extinguishment	(1,245)	17
Cancellation of stock repurchase liabilities	–	(430)
Impairment of intangible assets	–	6,131
Gain on settlement of convertible note, warrants and derivative liabilities	–	(250)
Amortization of debt discount	579	4
Amortization of intangible assets and software	1,423	985
Change in fair value of derivative liabilities	–	(27)
Write-off of note receivable	26	–
Changes in operating assets and liabilities:
Accounts receivable	(12)	21
Prepaid expenses	46	362
Other current assets	(1,350)	–
Accounts payable	1,150	540
Accrued liabilities	(413)	(1,809)
Deferred revenue	(94)	244
Right of use asset and liability, net	(26)	(11)
Net cash used in operating activities	(7,457)	(8,859)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development	(1,081)	–
Other assets	(78)	–
Acquisition	–	(500)
Net cash used in investing activities	(1,159)	(500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on loans payable - related parties	–	(88)
Proceeds from sale of common stock	6,288	8,933
Proceeds from note payable	200	–
Repayment of note payable	(205)	(1,021)
Proceeds from convertible note payable	910	–
Repayment of convertible note payable	–	(679)
Proceeds received from exercise of stock options and warrants	1,010	33
Net cash provided by financing activities	8,203	7,178
Changes in cash and cash equivalents	(413)	(2,181)
Cash and cash equivalents, beginning of year	1,281	3,462
Cash and cash equivalents, end of year	$868	$1,281
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$67	$1,233
Cash paid for income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of stock repurchase liabilities	$–	$430
Accrual of the acquisition consideration	$–	$1,500
Goodwill from acquisition	$–	$1,161
Intangible assets from acquisition	$–	$4,400
ROU assets and lease liabilities recognized from the new lease	$86	$–
Shares issued for debt conversion	$1,126	$2,440
Shares issued for prepaid services	$68	$–
Shares issued with notes payable	$124	$–
Warrants issued with convertible notes payable	$334	$–

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except per share data)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AppTech Payments Corp. (“AppTech” or the “Company”), a Delaware corporation, is a Fintech Company headquartered in Carlsbad, California. AppTech utilizes innovative payment processing and digital banking technologies to complement its core merchant services capabilities. The Company’s proprietary software will provide progressive and adaptable products that are available through a suite of synergistic offerings directly to merchants, banking institutions, and business enterprises.

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

The Company successfully completed its uplisting onto Nasdaq Capital Market (“NASDAQ”) on January 7, 2022. AppTech trades under the symbol “APCX” and its warrants trade under the symbol “APCXW”.

In April 2022, the Company acquired HotHand Inc. (“HotHand”), a patent-holding company. These patents are focused on the delivery, purchase, or request of any products or services within specific geolocation and time parameters, provided by a consumer’s cell phone anywhere in the United States, and protect all mobile phone advertising, including in a store’s mobile application. The Company is actively pursuing licensing revenue associated with these patents.

In June 2023, the Company entered into licensing agreements with InstaCash and PayToMe.co. The licensing arrangement with InstaCash was terminated in December 2024.

The shares related to the 7.5% preferred share equity stake in PayToMe.co have not been issued as of the date of this filing. Additionally, PayToMe.co is a related party to AppTech. Senior members of the Company sit on PayToMe.co's board of directors and AppTech's former Chief Financial Officer is married to its founder and Chief Executive Officer.

Purchase of Alliance Partners, LLC

On October 13, 2023, the Company entered into a purchase agreement to acquire 100% of Alliance Partners, LLC, a Nevada based software development limited liability company (“Alliance Partners”, “FinZeo”). As consideration for the purchase, the Company agreed to pay the Seller total consideration of $2,000 thousand in cash and assume certain short-term and long-term liabilities of Alliance Partners. The primary reason for the purchase was to acquire FinZeo's intellectual property, personnel, and software platform.

The Company closed the Transaction on October 26, 2023.

On October 31, 2023, the Company issued 1 million shares of its common stock to an entity owned by the Seller. In exchange for the shares, the Seller waived, cancelled, and forgave the long-term debt of FinZeo.

Liquidity and Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company's current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

In late 2024, we reorganized senior leadership and initiated actions to reduce indebtedness to improve the current financial condition. In addition, we are actively pursuing additional funding options and are confident that our revenue streams will begin generating cash, although no assurances can be made.

Management continues to maintain adequate working capital and adhere to prudent financial forecasting.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. As of December 31, 2024 and 2023, 85% and 80% of the accounts receivable balance was generated from three customers in 2024 and two customers in 2023.

For the year ended December 31, 2024, three customers accounted for 34%, 22% and 15% of our revenues compared to 49% and 31% for the top two customers for the year ended December 31, 2023. The loss of the customers would have a significant impact on the Company's financials

Cash and Cash Equivalents

The Company's cash consists of cash on deposit at its bank. Cash equivalents, if applicable, represents highly liquid investments with maturities of three months or less at the date of purchase. Management determines the appropriate classification.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts, when applicable. The Company regularly monitors receivables for recoverability. Historically, the Company has not written off any accounts receivable balances and does not maintain an allowance for doubtful accounts.

Revenue Recognition

The Company accounts for revenue under Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

Licensing Revenue

The Company is actively pursuing strategic partnership agreements that license our technology for a fee. The licensing fee is deferred and recognized over the term of the service period or contract. As of December 31, 2024 and 2023, the Company recognized $94 thousand and $156 thousand in licensing revenue, respectively.

Merchant Processing Services

The Company provides merchant processing solutions for credit card and ACH transactions. We act as an intermediary between merchants, who initiate transactions and banks that process them. We collect either a flat fee, a fee for each transaction, and or a fee calculated as a percentage of its value, from both credit cards and ACHs. Revenue is recognized when transactions are processed by banks or at month-end based on the processing activity. Payments to channel partners are deducted from revenue.

Accrued Residuals

The Company pays commissions to independent agents who refer merchant accounts. The amounts payable to these independent agents are based upon a percentage of the amounts processed by these merchant accounts.

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

Capitalized Software Development Cost

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

Goodwill

The Company accounts for goodwill in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. Goodwill represents the excess of the purchase price over the estimated fair values of the net tangible and intangible assets of acquired entities. The Company performs a goodwill impairment test annually and more frequently if an event or circumstance indicates that impairment may have occurred. Triggering events that may indicate a potential impairment include, but are not limited to, significant adverse changes in customer demand or business climate and related competitive considerations. The Company first performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company performs a goodwill impairment test to calculate the fair value of the applicable reporting   unit(s) and compares it to its carrying amount. We recognize an impairment on any amount of the carrying value over the fair value. If the Company determines that the implied fair value of a reporting unit is greater than its carrying amount, the goodwill impairment test is not required. Management performed the analysis and no impairment was deemed necessary.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. During the years ended December 31, 2024 and 2023, there was $0 and $6,131 thousand asset impairment, respectively.

Leases

The Company recognizes right -of-use assets and lease liabilities at the commencement date of the lease based on the present value of remaining fixed and determinable lease payments over the lease term. The Company calculates the present value of future payments by using an estimated incremental borrowing rate, which approximates the rate at which the Company would borrow on a secured basis and over a similar term, and recognizes lease expense for operating leases on a straight-line basis over the lease term. Right-of-use assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company uses the incremental borrowing rate on the commencement date in determining the present value of the lease payments.

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

Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of December 31, 2024 and 2023, management determined that there were no variable lease costs.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. As of December 31, 2024 and 2023, the Company does not believe any provisions are required in connection with uncertain tax positions.

Research and Development

Research and Development (R&D) expenses include internal and outsourced service costs incurred to maintain the FinZeo platform. Per ASC 730, R&D costs are expensed as incurred. Total R&D expenses for the years ended December 31, 2024, and December 31, 2023, were approximately $1,977 thousand and $3,498 thousand, respectively.

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

The number of common stock equivalents not included in diluted income per share for the years ended December 31, 2024 and 2023, respectively are presented below. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	December 31, 2024	December 31, 2023
Series A preferred stock	1,148	1,148
Warrants	15,906,627	7,489,960
Options	5,446,785	2,725,564
Total	21,354,560	10,216,672

Stock Based Compensation

Stock options are valued using the estimated grant-date fair value method of accounting in accordance with ASC Topic 718, Compensation – Stock Compensation. Fair value is determined based on the Black-Scholes Model using inputs reflecting our estimates of expected volatility, term and future dividends. We recognize forfeitures as they occur. The Company has several consulting agreements that have share-based payment awards based on performance. These agreements typically require the Company to issue common stock to the consultants on a monthly basis. The Company records the fair market value of the common stock issuable at each month end when the performance is complete based upon the closing market price of the Company’s common stock.

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

NOTE 3 – OTHER CURRENT ASSETS

On December 13, 2024, the Company entered into an agreement with AFIOS Partners (“AFIOS”) for a $5,000 thousand direct investment. AFIOS receives up to 5,200,000 shares at an average price of $0.96 per share, 5,200,000 warrants to purchase our common stock at $0.90 per share and 7,800,000 warrants to purchase common stock at $1.20 per share.

From January to March 2025, $1,350 thousand had been received.

See Note 9 – Notes Payable – Stock Issued as part of an Investment.

NOTE 4 – INTANGIBLE ASSETS

Intellectual Property

The Company has two patent portfolios. As of December 31, 2024 and 2023, we have gross value of patents at $407 thousand. As of December 31, 2024 and 2023, accumulated amortization is approximately $368 thousand and $232 thousand, respectively.

As of December 31, 2024 and 2023, we have gross value of acquired technology of $4,400 thousand. As of December 31, 2024 and 2023, accumulated amortization is approximately $1,029 thousand and $147 thousand, respectively.

Intellectual Property	December 31, 2024	December 31, 2023
Beginning balance	$4,428	$311
Acquisition of intangible assets	–	4,400
Amortization expenses	(1,018)	(283)
Ending balance	$3,410	$4,428

Capitalized Software Development Cost

The Company capitalizes certain costs related to the development of its digital payment and banking platform.

As of December 31, 2024 and 2023, we have gross value of capitalized software development cost at $2,647 thousand and $1,566 thousand and accumulated amortization is approximately $824 thousand and $419 thousand, respectively.

In 2020, the Company entered into a strategic partnership with NEC PAYMENTS B.S.C., which subsequently became Infinios Financial Services B.S.C. (“Infinios”). In 2023, the Company determined that there was an impairment of capitalized software and prepaid license fees due to terminating its partnership with Infinios and canceling the platform being developed.

Capitalized Software Development Cost	December 31, 2024	December 31, 2023
Beginning balance	$1,147	$4,921
Additions	1,081	–
Impairment	–	(3,072)
Amortization expenses	(405)	(702)
Ending balance	$1,823	$1,147

Goodwill

On October 26, 2023, the Company completed the acquisition of Alliance Partners. The difference between the fair value of the purchase price and the net assets acquired is recorded as goodwill. As of December 31, 2024 and 2023, the goodwill was approximately $1,161 thousand.

Amortization Schedule

The following table presents the estimated aggregate amortization expense for each of the five succeeding fiscal years related to intangible assets subject to amortization as of December 31, 2024 (in thousands):

Fiscal Year Ending December 31	Amortization Expense
2025	$1,430
2026	1,390
2027	1,318
2028	946
2029	149

The estimated amortization expense is based on the carrying value of intangible assets and their remaining useful lives as of the balance sheet date. These estimates are subject to change based on future acquisitions, disposals, or impairments of intangible assets.

NOTE 5 – ACCRUED LIABILITIES

	December 31, 2024	December 31, 2023
Payables due to seller for acquisition	$1,200	$1,500
Accrued payroll	202	189
Accrued residuals	15	12
Anti-dilution provision	–	72
Other	102	185
Total accrued liabilities	$1,519	$1,958

In connection with the original purchase of Alliance Partners, $1,200 thousand and $1,500 thousand remained outstanding as of December 31, 2024 and 2023, respectively. The payable amount is secured by substantially all the Company's assets.

Anti-dilution provision

During 2024, the Company and Infinios entered into a settlement agreement during the arbitration process with no financial obligation by either party. The anti-dilution provision of $72 thousand was extinguished as a result of the settlement. See Note 8.

NOTE 6 – NOTES PAYABLE

The Company has a 30-year unsecured note payable with the U.S. Small Business Administration. The note payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. Payments totaling $4 thousand are due each year through the maturity date of July 1, 2050.

As of December 31, 2024 and 2023, the balance of the note payable was $61 thousand and $66 thousand, respectively.

On June 10, 2024, the Company entered into a 60-day unsecured note agreement with Black Ice Advisors, LLC, a third-party lender, for proceeds of $200 thousand and flat interest of $30 thousand. Additionally, the Company issued 30,000 shares of AppTech Common Stock to the lender on June 17, 2024. On August 12, 2024, the outstanding balance of the note payable and accrued interest of $230 thousand, was repaid.

Convertible Note

On July 10, 2024, the Company closed a private placement offering consisting of a 6% convertible debenture (the “Debenture”) with a principal amount of $1,100,000 and a warrant (the “Warrant”) to purchase up to 750,000 shares of the Company’s common stock. The Debenture was sold to Peak One Investments (the “Purchaser”) for $1,000,000, reflecting a 10% original issue discount, under a Securities Purchase Agreement executed on the same date. The Warrant, expiring five years from issuance, allows the holder to purchase up to 750,000 shares of common stock at an initial exercise price of $1.16 (the “Exercise Price”), subject to adjustments described below. The fair value of the Warrant was determined to be $0.85 per share.

Net proceeds from the Private Placement Offering were $910,000, after deducting a $20,000 non-accountable fee withheld per the Purchase Agreement and $70,000 paid to a registered broker-dealer. The offering includes dilutive issuance protection and prohibits variable rate transactions until the Debenture is fully repaid. Additionally, on the closing date, the Company issued 100,000 restricted common stock shares (the “Commitment Shares”) with a fair value of $0.96 per share.

The Debenture matures twelve months from issuance and carries a 6% annual interest rate, payable at maturity. At the holder’s option, it is convertible into common stock based on the principal amount plus accrued, unpaid interest, at an initial conversion price of $1.07 (the “Conversion Price”), adjustable for stock splits, dividends, recapitalizations, or similar events.

The Warrant Shares, Commitment Shares, and common stock issuable under the Debenture were registered under the Securities Act via a Form S-1 registration statement (File No. 333-281409), declared effective by the SEC on August 22, 2024. In connection with the August 28, 2024, Armistice Capital Master Fund Inducement Agreement (see Note 9), the warrant and debenture conversion price was reduced from $1.07 to $0.70 per share, and on November 18, 2024, the Company agreed with the Investor that an issuance of common stock at $0.56 per share triggered another reduction in the debenture conversion to $0.56. The adjustment provision resulted in a revaluation of the warrant conversion repricing charge to additional paid-in capital and an accumulated deficit of $15 thousand as of December 31, 2024.

Between August 29, 2024, and December 19, 2024, the cashless Warrant was exercised in full resulting in 521,739 shares of common stock. The debenture was converted on multiple occasions, resulting in the issuance of an aggregate of 1,975,606 shares of common stock. At December 31, 2024, the Company amortized the convertible debt discount of $579 thousand and $26 thousand in interest expense. AppTech has no further obligations to the Purchaser.

NOTE 7 – RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its corporate office in Carlsbad, California, which was set to expire in 2025. In December 2024, the Company extended its lease for fourteen months through March 2026, with an option to extend for an additional fourteen months. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an incremental borrowing rate of 8.5% within the calculation. The following are the expected future minimum lease payments as of December 31, 2024, including the total amount of imputed interest related (in thousands):

2025	$73
2026	18
Minimum Future Lease Payments	$91
Less: Imputed interest	(5)
Total Minimum Future Lease Payments	$86

The rent expense was $80 thousand and $85 thousand for the years ended December 31, 2024 and 2023, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

Convertible Note and Warrant Litigation

On July 14, 2021, EMA Financial LLC (“EMAF”), filed a complaint in the United States District Court for the Southern District of New York against the Company alleging breach of contract. In April 2023, EMAF and AppTech entered into a settlement and release agreement. The related convertible note, warrants, and derivative liabilities were extinguished resulting in a gain of $250 thousand for the year ended December 31, 2023.

NCR Litigation

On November 30, 2022, AppTech filed a complaint against NCR Payment Solutions, LLC in the United States District Court for the Southern District of California alleging Breach of Contract, Breach of Implied Covenant of Good Faith and Fair Dealing, Specific Performance and Accounting. On March 11, 2024, both parties agreed to dismiss the lawsuit. There was no impact to the financial statements.

Infinios Financial Services Litigation

On May 4, 2023, the Company notified Infinios of its intent to terminate its relationship and commenced a good-faith negotiation with Infinios.

In October 2023, the Company and Infinios entered into arbitration.

As of December 31, 2024, the parties settled the lawsuit under a confidential Settlement Confirmation letter whereby the terms of the Settlement Agreement and Mutual Release were fulfilled. Under the settlement, no payments were exchanged between the parties, and both the anti-dilution liability and the payable owed to Infinios were fully extinguished. The matter is closed.

Litigation with Former Employees

On May 3, 2024, the Company was sued by three former employees over severance payments. On February 14, 2025, the Company filed a cross complaint against the Plaintiffs for breach of fiduciary duty and breach of contract. In March 2025, the Company settled its lawsuit for $172 thousand. The settlement amount was accrued for at December 31, 2024.

NOTE 9 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of Series A preferred stock (“Series A”) with a par value of $0.001 per share. As of December 31, 2024 and 2023, fourteen (14) Series A shares were outstanding. Series A shareholders have one vote per share on an “as converted” basis for all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are entitled to dividends, if declared by the Board of Directors from legally available funds, distributed pro rata based on their Series A holdings on an as-converted basis. In the event of liquidation or dissolution, Series A shareholders share ratably in any remaining assets after liabilities are paid, with no liquidation preferences. Each Series A share is convertible into 82 shares of common stock at the holder’s discretion.

Common Stock

As of December 31, 2024 and December 31, 2023, the Company is authorized to issue 105,263,158 shares of common stock with a par value of $0.001 per share. The number of shares outstanding was 33,278,934 as of December 31, 2024 and 22,251,742 as of December 31, 2023. Common stockholders are entitled to one vote per share on all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are eligible for dividends, if declared by the Board of Directors from legally available funds, subject to the prior rights of any outstanding preferred stock and any contractual restrictions on dividend payments. In the event of liquidation or dissolution, common stockholders share ratably in any assets remaining after payment of liabilities and satisfaction of liquidation preferences of any outstanding preferred stock. Common stock carries no preemptive or subscription rights and is not convertible into other securities.

Public Offerings

In February 2023, the Company announced the closing of its previously announced $5,000 thousand registered direct offering (the “Registered Direct Offering”) with a single institutional investor to sell 1,666,667 shares of its common stock (the “Shares”) and warrants to purchase up to 1,666,667 shares (the “Warrants”) in a concurrent private placement (the “Private Placement”). The combined purchase price for one Share and one Warrant was $3.00. Each of the Warrants has an exercise price of $4.64 per share of common stock and are exercisable on and after August 1, 2023. The Warrants expire five years from the date on which they become exercisable. The aggregate gross proceeds from the Registered Direct Offering and the concurrent Private Placement were approximately $5.0 million before deducting placement agent fees and other estimated offering expenses. The offering that was completed in February 2023, caused a reset to the exercise price of existing warrants from the S-1 offering that had a strike price of $5.19 and a future offerings floor price of $4.15. Accordingly, the floor price was reset to $4.15 in February 2023. 4,156,626 warrants were reset and $763 thousand was recorded to additional paid-in capital and accumulated deficit as a result of the reset.

In August 2023, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $18,000 thousand through “at-the-market” offerings (ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. In total, as of December 31, 2024, the Company sold 898,780 shares of common stock, for which we received net proceeds of $2,100 thousand, after deducting commissions, fees and expenses.

In October 2023, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with a certain accredited and institutional investor (the “Purchaser”) pursuant to which the Company has agreed to issue and sell to Purchaser an aggregate of: (i) 1,666,667 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) and (ii) warrants (the “Purchase Warrants”) to purchase up to 1,666,667 shares of Common Stock, exercisable at $2.74 per share (the “Offering”). The offering price per Share and associated Purchase Warrants was $2.10. The October Warrants expire five years from the date on which they become exercisable. On October 26, 2023, the Company closed the Offering and raised $3,500 thousand in gross proceeds from the Offering.

On March 26, 2024, AppTech entered into an underwriting agreement with EF Hutton LLC, as representative of the several underwriters, relating to the public offering of 2,000,000 shares of common stock, par value $0.001 per share, at a purchase price per share to the public of $1.00. Pursuant to the Underwriting Agreement, the Company granted the Underwriters a 45-day option to purchase up to an additional 300,000 shares of Common Stock at the Offering Price, less any underwriting discounts and commissions. The Company received $1,760 thousand in net proceeds, after deducting fees.

Stock Issued as part of an Investment

On December 16, 2024, we executed two Share Purchase Agreements with AFIOS Partners, a related party to AppTech. Under the “AFIOS 6 SPA” with AFIOS Partners 6 (“AFIOS 6”), the Company sold 1,200,000 restricted common shares ($0.001 par value) for $1,000,000 ($0.833/share) and issued 1,200,000 warrants (5-year term, $0.90 exercise price) and 1,800,000 warrants (5-year term, $1.20 exercise price) at closing. Under the “AFIOS 7 SPA” with AFIOS Partners 7 (“AFIOS 7”), the Company can sell up to 4,000,000 shares for $4,000,000 total: 1,500,000 shares for $1,500,000 on December 16, 2024, and 2,500,000 shares for $2,500,000 ($1.00 per share) as needed, subject to the AFIOS 7 SPA terms. The Company will also issue, proportionate to funding, 4,000,000 warrants (5-year term, $0.90 exercise price) and 6,000,000 warrants (5-year term, $1.20 exercise price). The AFIOS 7 SPA includes an over-allotment option, allowing AFIOS 7 to increase the raise to $5,000,000 with Company approval, at the same pricing and terms. As of December 31, 2024, 2,700,000 warrants at $0.90 and 4,050,000 warrants at $1.20 have been issued.

Stock Issued for Services

During the years ended December 31, 2024 and 2023, 260,000 shares and 460,000 shares of common stock were issued to several consultants and employees in connection with business development, professional, and employment services with a value of $267 thousand and $906 thousand, respectively.

Stock Issued with Note Payable

On June 10, 2024, the Company entered into a 60-day unsecured note agreement with Black Ice Advisors, LLC, a third-party lender, for proceeds of $200 thousand and flat interest of $30 thousand. Additionally, the Company issued 30,000 shares of AppTech Common Stock to the lender on June 17, 2024 with a fair value of $27 thousand. On August 12, 2024, the outstanding balance of the note payable of $230 thousand, was repaid.

Refer to Note 6 - Note Payables.

Stock Issued for Convertible Note

See Note 6 - Note Payable - Convertible Note.

Equity Issued related to Acquisition

On October 26, 2023, the Company completed the acquisition of FinZeo. The Seller received cash as part of the acquisition. See Note 1 - Purchase of Alliance Partners, LLC.

As of December 31, 2024, the payment terms under the Purchase Agreement with Alliance Partners, LLC, were amended as follows: 1) $150,000 due on or before July 11, 2024; 2) Remaining payments are deferred until either February 1, 2025, or until the Company generates $400,000 in monthly revenue from the FinZeo products (after cost of sales, excluding operating expenses). At the time of this filing, the Seller and Company are discussing updated payment terms.

In consideration for modifying the original payment schedule, the Seller received a total of 15,000 shares of AppTech Payments Corp. and 55,000 options to purchase shares of the Company’s stock.

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

On March 20, 2024, the Company extended the expiration term of vested and outstanding stock options to 10 years from the original grant date for current employees and consultants, which resulted in an option modification. Also, certain terminated or separated option holders were allowed to retain their vested options through the original expiration date following their termination. The fair value was calculated both on the modification date and prior to the modification. The Company recorded the option modification expense of $325 thousand.

Also in May 2023, the shareholders approved the Company's proposed resolution to re-price its options. In total, 615,264 employee options were repriced to $0.715, and 250,658 options for board of directors and consultants' options were repriced to $1.430. The Company recorded the modification expense of $711 thousand during the year ended December 31, 2023.

In May 2024, shareholders approved an additional 950,000 shares under a newly adopted 2024 Equity Incentive Plan (the "2024 Plan"), which replaced the previous plan. As a result, a total of 2,702,632 shares of common stock were authorized under the 2024 Plan, with 508,167 shares available for issuance as of December 31, 2024.

As part of the acquisition of FinZeo, the previous management team received 1,500,000  options of AppTech's common stock, which vest if the Company achieves certain sales targets. One million in options were forfeited by the Seller upon his termination in June 2024 and canceled by the Company. The remaining 500,000  options were not recorded during the year ended December 31, 2024 as these options were not determined to be probable of vesting.

For the year ended December 31, 2024, the Company granted 3,838,500 options to purchase common stock. These grants included:

1.	1,000,000 options to a consultant, with vesting contingent upon reaching specified sales milestones. The fair value of these options, which are non-plan with a one-year life, will be recognized as an expense when vesting appears probable. These options have an exercise price of $1.58 per share and a fair value of $0.64 per share on the issuance date. As of December 31, 2024, the Company did not record any stock-based compensation expense as these were not determined to be probable of vesting.

2.	On April 4, 2024, the Company granted 351,000 options to current and former employees and consultants with an exercise price of $0.95, a ten-year expiration term, and a fair value on the grant date of $0.86. The Company recognized $349 thousand related to this grant. The options were fully vested upon the grant date.

3.	The Company granted 470,000 options to the board of directors and consultants. These options have a ten-year expiration period, with exercise prices ranging from $0.59 to $2.11 per share. The fair value of these options, as determined on the grant date, ranged from $0.51 to $1.78 per share.

4.	On July 3, 2024, the Company granted 510,000 options under the equity plan and 1,452,500 options outside of the plan to employees and consultants. These options, which expire ten years from the grant date, have an exercise price of $0.97 per share and a fair value of $0.86 per share on the issuance date. The vesting of these options is contingent upon reaching specified company milestones. The fair value of these options will be recognized as an expense when the vesting becomes probable.

During the year ended December 31, 2023, options to purchase 2,263,726 shares of common stock at a weighted average exercise price of $2.11 were granted as compensation to employees and consultants, of which 1.5 million options were contingent upon the Company reaching specified sales milestones. During the year ended December 31, 2023, the weighted average grant date fair value of the options issued during the year, excluding the 1.5 million options to the previous management team of FinZeo, is approximately $1.50 per share.

The following table summarizes the stock options activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2023	2,725,564	$1.84	4.07
Issued	3,838,500	1.13
Exercised	–	–
Cancelled	(1,117,279)	2.07
Outstanding as of December 31, 2024	5,446,785	$1.29	7.15
Outstanding as of December 31, 2024, vested	1,984,288	$1.18	7.97

The unvested options includes a total of approximately 3,500,000  options contingent upon reaching specified sales milestones. The remaining expense to be recognized, exclusive of the contingent performance-based options, is $0 thousand as of December 31, 2024.

During the year ended December 31, 2024, the Company recorded $1,125 thousand in option expenses, which includes the modification expense of $325 thousand and the company-wide grant of 406,000 options valued at $349 thousand.

The Company recorded $2,600 thousand option expenses for the year ended December 31, 2023, including expenses from repricing of the options at $711 thousand.

The Plan options vest in equal monthly installments ranging from instantly to 12 months. The fair value of the options were valued using a Black-Scholes options pricing model with the following range of assumptions:

December 31, 2024
Market value of common stock on issuance date	$0.51 - $1.99
Exercise price	$0.59 - $2.11
Expected volatility	102% - 144%
Expected term (in years)	1.0 - 10.0
Risk-free interest rate	3.58% - 5.00%
Expected dividend yields	–

December 31, 2023
Market value of common stock on issuance date	$1.77 - $3.12
Exercise price	$1.77 - $3.12
Expected volatility	152% - 172%
Expected term (in years)	2.0 - 5.0
Risk-free interest rate	4.15% - 4.96%
Expected dividend yields	–

Expected Volatility – The Company now has sufficient operating history and company-specific historical data to determine its expected volatility assumption directly from its own traded stock price. Rather than examining the historical volatilities of a group of industry peers, the Company calculates its volatility based on the fluctuations in its own share prices, which are publicly available. The Company expects to continue using this approach going forward, relying on its own historical stock price data to assess volatility.

Expected Term – The expected term of stock options represents the weighted average period the stock options are expected to be outstanding. Given the limited historical exercise data of the Company’s stock options, the Company uses the simplified method for estimating the expected term, which calculates the expected term as the average time-to-vesting and the contractual life of the options for stock options issued to participants.

Risk-Free Interest Rate – The risk-free rate assumption is based on U.S. Treasury instruments, the terms of which were consistent with the expected term of the Company’s stock options.

Expected Dividend – The expected dividend assumption is based on the Company’s history and expectation of dividend payouts. The Company has not paid any dividends to date and does not intend to pay dividends.

Forfeitures are cancelled as they occur. Plan related forfeitures are added back to the equity incentive plan.

Warrants

As of December 31, 2024, the Company has 15,906,627 warrants outstanding. The following table summarizes warrant activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2023	7,489,960	$3.52	3.83
Cancelled	–	$–
Exercised	(2,416,667)	$0.70
Issued	10,833,334	$0.97
Outstanding as of December 31, 2024	15,906,627	$1.76	4.25

Issuance of New Warrants (Inducement Transaction)

On August 30, 2024, AppTech Payments Corp. entered a Warrant Inducement Agreement with Armistice Capital Master Fund Ltd., leading to the exercise of 1,666,667 October 2023 warrants at $0.70 per share, generating $1,167 thousand in gross proceeds ($1,010 thousand net after fees). Concurrently, the exercise price of 1,666,667 February 2023 warrants was reduced from $4.64 to $0.70, increasing their fair value by $350 thousand, and the Company issued 3,333,334 new warrants at $0.70 per share, valued at $2,200 thousand using the Black-Scholes model. There was zero impact to equity as we recorded both an increase and decrease within Additional Paid-in Capital (APIC) due to the transaction being considered a cost of the capital raise. The new warrants are exercisable after six months and expire in five and a half years.

Cashless Exercise of Peak One Warrants

Refer to Note 6 - Note Payables.

AFIOS Partners Warrant Issuance

Refer to Stock Issued as part of an Investment.

NOTE 10 – INCOME TAXES

The Company’s net deferred tax assets at December 31, 2024 and 2023 was $8,562 thousand and $7,100 thousand, respectively, which primarily consists of net operating loss carry forwards and various accruals. The Company provided a 100% valuation allowance against the net deferred tax assets. For the years ended December 31, 2024 and 2023, the valuation allowance increased by approximately $1,462 thousand and $3,078 thousand, respectively.

The Company’s effective tax rate is 0%, resulting from the impact of permanent differences and a full valuation allowance applied against the tax benefit of net operating losses. With no material temporary differences affecting the deferred tax asset, any potential temporary differences, such as those related to research and development expenses and stock-based compensation, are either immaterial or fully offset by the valuation allowance. For operations in California, the state corporate tax rate is 8.84%, which is deductible on the federal return at the applicable federal rate. At December 31, 2024 and 2023, the applicable federal rate used in calculating the deferred tax provision was 21%.

The Company is subject to tax in the United States (“U.S.”) and files tax returns in the U.S. Federal jurisdiction and California state jurisdiction. The Company is subject to U.S. Federal, state and local income tax examinations by tax authorities for all periods starting in 2020. The Company currently is not under examination by any tax authorities.

NOTE 11 – SUBSEQUENT EVENTS

In January 2025, the Company issued 10,000 shares of restricted stock to a former investor relations firm, 1,500,000 options to its current board of directors, 38,332 options to its former board of directors, and 110,000 options to its former CFO along with extending her option agreement through the original expiration date ..

In February 2025, the Company issued 200,000 options to a current consultant.

In March 2025, the Company settled its lawsuit with the three former employees for $172 thousand. The amount was accrued for at December 31, 2024.

For more subsequent events, see Note 3.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
2.1

Agreement and Plan of Merger dated as of April 18, 2022, by and among AppTech Payments Corp., AppTech IP Corp., and HotHand, Inc., (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, as filed on April 21, 2022, and incorporated herein by reference)

2.2

Share Purchase Agreement, dated as of December 16, 2024, by and among the Company and AFIOS Partners 6, a limited partnership, (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K/A, as filed on December 17, 2024, and incorporated herein by reference)

2.3

Share Purchase Agreement, dated as of December 16, 2024, by and among the Company and AFIOS Partners 7, a limited partnership, (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, as filed on December 17, 2024, and incorporated herein by reference)

3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007 (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007 (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007 (filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008 (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009 (filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009 (filed as Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010 (filed as Exhibit 3.9 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010 (filed as Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010 (filed as Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

Exhibit Number	Exhibit Title
3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010 (filed as Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011 (filed as Exhibit 3.15 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (filed as Exhibit 3.16 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011 (filed as Exhibit 3.17 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.18	AppTech Corp. Bylaws dated May 07, 2013 (filed as Exhibit 3.18 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013(filed as Exhibit 3.19 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013 (filed as Exhibit 3.20 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015 (filed as Exhibit 3.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.22	AppTech Corp. Bylaws (Amended and Restated) dated March 27, 2020 (filed as Exhibit 3.22 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.23	AppTech Certificate of Incorporation filed with the Secretary of State of Delaware dated December 13, 2021 (filed as Exhibit 3.23 to the Registrant’s Registration Statement on Form S-1, as filed on December 15, 2021, and incorporated herein by reference)

3.24	AppTech Certificate of Correction filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.24 to the Registrant’s Registration Statement on Form S-1, as filed on December 23, 2021, and incorporated herein by reference)

3.25	AppTech Certificate of Conversion filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.25 to the Registrant’s Registration Statement on Form S-1, as filed on December 23, 2021, and incorporated herein by reference)

3.26	AppTech Certificate of Correction filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.26 to the Registrant’s Registration Statement on Form S-1, as filed on January 3, 2022, and incorporated herein by reference)

3.27	AppTech Certificate of Amendment filed with the Secretary of State of Delaware dated December 27, 2021 (filed as Exhibit 3.27 to the Registrant’s Registration Statement on Form S-1, as filed on January 3, 2022, and incorporated herein by reference)

Exhibit Number	Exhibit Title
3.28	AppTech Amended and Restated Bylaws (filed as Exhibit 3.22 to the Registrant’s Registration Statement on Form S-1, as filed on December 17, 2021, and incorporated herein by reference)

4.1	Specimen Stock Certificate of AppTech Corp.’s Common Stock (incorporated by reference to Exhibit 4.1 to Form 10-12G/A filed February 14, 2020)

4.2	AppTech Code of Business Conduct (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

4.3	AppTech Corp. Audit Committee Charter (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.4	AppTech Corp. Compensation Committee Charter (filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.5	AppTech Corp. Corporate Governance and Nominating Committee Charter (filed as Exhibit 99.3 to Form S-1 as filed on February 16, 2021 and incorporated herein by reference)

4.6	Form of Purchase Warrant (filed as Exhibit 4.1 to Form 8-K as filed on January 31, 2023 and incorporated herein by reference)

4.7	Form of Purchase Warrant (filed as Exhibit 4.1 to Form 8-K as filed on October 24, 2023 and incorporated herein by reference)

4.8	Description of Securities (filed as Exhibit 4.6 to Form 10-K/A as filed on August 21, 2023 and incorporated herein by reference)

4.9	Form of Debenture, dated July 10, 2024, in the principal amount of $1,100,000 (filed as Exhibit 4.1 to Form 8-K as filed on July 12, 2024 and incorporated herein by reference)

4.10	Form of Warrant, dated August 30, 2024 (filed as Exhibit 4.2 to Form 8-K as filed on July 12, 2024 and incorporated herein by reference)

4.11	Form of New Warrant, dated July 10, 2024 (filed as Exhibit 4.1 to Form 8-K as filed on August 29, 2024 and incorporated herein by reference)

10.2	Lease & Purchase Option Agreement dated January 22, 2020 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.3	Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 26, 2020, and incorporated herein by reference)

10.4	Subscription License and Service Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.5	Digital Banking Platform Operating Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

Exhibit Number	Exhibit Title
10.6	Subscription License Order Form dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.7	Registration Rights Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.8	Warrant Agency Agreement, dated as of January 7, 2022, between the Company and Transfer Online, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on January 10, 2022), an incorporated herein by reference)

10.9	Securities Purchase Agreement, dated January 30, 2023, by and between AppTech Payments Corp. and the Purchaser (filed as Exhibit 10.1 to Form 8-K as filed on January 31, 2023 and incorporated herein by reference)

10.10	Form of Lock-Up Agreement (filed as Exhibit 10.2 to Form 8-K as filed on January 31, 2023 and incorporated herein by reference)

10.11	Master Services and Development Agreement(filed as Exhibit 10.1 to Form 8-K as filed on June 21, 2023 and incorporated herein by reference)

10.12	Membership Interest Purchase Agreement, dated as of October 13, 2023, by and among AppTech Payments Corp., Alliance Partners, LLC, and Chris Leyva. (filed as Exhibit 10.1 to Form 8-K as filed on October 16, 2023 and incorporated herein by reference)

10.13	Securities Purchase Agreement, dated October 24, 2023, by and between AppTech Payments Corp. and the Purchaser (filed as Exhibit 10.1 to Form 8-K as filed on October 24, 2023 and incorporated herein by reference)

10.14	Amendment to Common Stock Purchase Warrant (filed as Exhibit 10.2 to Form 8-K as filed on October 24, 2023 and incorporated herein by reference)

10.15	Amendment to the Membership Interest Purchase Agreement, dated December 28, 2023, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.1 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

10.16	Amendment to the Membership Interest Purchase Agreement, dated January 31, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.2 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

10.17	Amendment to the Membership Interest Purchase Agreement, dated March 1, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.3 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

10.18	Amendment to the Membership Interest Purchase Agreement, dated April 29, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.4 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

10.19	Form of Securities Purchase Agreement, dated July 10, 2024 (filed as Exhibit 10.1 to Form 8-K as filed on July 12, 2024 and incorporated herein by reference)

10.20	Form of Registration Rights Agreement, dated July 10, 2024 (filed as Exhibit 10.2 to Form 8-K as filed on July 12, 2024 and incorporated herein by reference)

Exhibit Number	Exhibit Title
10.21	Form of Warrant Inducement Agreement, dated August 28, 2024, by and between AppTech Payments Corp. and the Purchaser (filed as Exhibit 10.1 to Form 8-K as filed on August 29, 2024 and incorporated herein by reference)

10.22	Common Stock Purchase Warrant, dated as of December 16, 2024, by and among the Company and AFIOS 6, for 1,200,000 Warrant Shares (filed as Exhibit 10.1 to Form 8-K as filed on December 17, 2024 and incorporated herein by reference)

10.23	Common Stock Purchase Warrant, dated as of December 16, 2024, by and among the Company and AFIOS 6, for 1,800,000 Warrant Shares (filed as Exhibit 10.2 to Form 8-K as filed on December 17, 2024 and incorporated herein by reference)

10.24	Common Stock Purchase Warrant, dated as of December 16, 2024, by and among the Company and AFIOS 7, for 4,000,000 Warrant Shares (filed as Exhibit 10.3 to Form 8-K as filed on December 17, 2024 and incorporated herein by reference)

10.25	Common Stock Purchase Warrant, dated as of December 16, 2024, by and among the Company and AFIOS 7, for 6,000,000 Warrant Shares (filed as Exhibit 10.4 to Form 8-K as filed on December 17, 2024 and incorporated herein by reference)

19.1*	Insider Trading Policy

21.1	Subsidiaries of AppTech Payments Corp. (filed as Exhibit 21.1 to Form 10-K as filed on April 1, 2024 and incorporated herein by reference)

23.1*	Consent of dbbmckennon, Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 25, 2024

31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 25, 2024

32.1**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 25, 2024

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 25, 2024

97	AppTech Payments Corp. Clawback Policy (filed as Exhibit 97 to Form 10-K as filed on April 1, 2024 and incorporated herein by reference)

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE 104*	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Carlsbad, California, on March 31, 2025.

AppTech Payments Corp.

By:	/s/ Thomas DeRosa
Name:	Thomas DeRosa
Title:	Interim Chief Executive Officer (Principal Executive Officer)

By:	/s/ Felipe A. Corrado IV
Felipe A. Corrado IV Chief Financial Officer and Treasurer (Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Luke D’Angelo	Chairman of The Board	March 31, 2025
Luke D’Angelo

/s/ Virgil Llapitan	President, Chief Operation Officer and Director	March 31, 2025
Virgil Llapitan

/s/ Albert L. Lord	Director	March 31, 2025
Albert L. Lord

/s/ Thomas J. Kozlowski Jr.	Director	March 31, 2025
Thomas J. Kozlowski Jr.

/s/ Calvin D. Walsh	Director	March 31, 2025
Calvin D. Walsh

