Form 10-Q
period 2025-03-31
AppTech Payments Corp.
filed 2025-05-14
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, the registrant had 33,283,329 shares of common stock issued and outstanding.

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

Unless the context otherwise requires, throughout this Quarterly Report on Form 10-Q, the words “AppTech Payments,” “we,” “us,” the “registrant” or the “Company” refer to AppTech Payments Corp.

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

APPTECH PAYMENTS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

(UNAUDITED)

(in thousands, except shares and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$417	$868
Accounts receivable	87	43
Prepaid expenses	235	159
Equity receivable	–	1,350
Total current assets	739	2,420
Right of use asset	70	86
Security deposit	87	86
Intangible assets, net of accumulated amortization	3,156	3,410
Goodwill	1,161	1,161
Capitalized software development, net of accumulated amortization	1,698	1,823
TOTAL ASSETS	$6,911	$8,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,794	$1,853
Accrued liabilities	1,326	1,519
Right of use liability	68	68
Total current liabilities	3,188	3,440
Long-term liabilities
Right of use liability, net of current portion	–	18
Notes payable, net of current portion	61	61
Total long-term liabilities	61	79
TOTAL LIABILITIES	3,249	3,519
Commitments and contingencies (Note 7)
Stockholders’ equity
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at March 31, 2025 and December 31, 2024	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 33,288,934 and 33,278,934 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	33	33
Additional paid-in capital	174,967	174,131
Accumulated deficit	(171,338)	(168,697)
Total stockholders’ equity	3,662	5,467
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,911	$8,986

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

(UNAUDITED)

(in thousands, except shares and per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenues	$217	$105
Cost of revenues	128	11
Gross profit	89	94

Operating expenses:
Selling, general and administrative, including stock-based compensation of $836 thousand and $447 thousand, for the three months ended March 31, 2025 and 2024, respectively	1,965	2,481
Research and development, including stock-based compensation of $0 and $40 thousand, for the three months ended March 31, 2025 and 2024, respectively	780	644
Total operating expenses	2,745	3,125

Loss from operations	(2,656)	(3,031)

Other income (expenses)
Interest expense	(33)	(3)
Gain on debt extinguishment	13	–
Other income (expenses)	35	(3)
Total other expenses	15	(6)

Loss before provision for income taxes	(2,641)	(3,037)
Provision for income taxes	–	–
Net loss	$(2,641)	$(3,037)
Basic and diluted net loss per common share	$(0.08)	$(0.13)
Weighted-average number of shares used basic and diluted per share amounts	33,287,045	22,541,100

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

(UNAUDITED)

(in thousands, except shares and per share data)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	14	$–	22,251,742	$22	$163,921	$(159,749)	$4,194
Net loss	–	–	–	–	–	(3,037)	(3,037)
Stock based compensation	–	–	55,000	1	486	–	487
Net proceeds from sale of common shares	–	–	2,423,180	2	2,436	–	2,438
Balance March 31, 2024	14	$–	24,729,922	$25	$166,843	$(162,786)	$4,082

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2024	14	$–	33,278,934	$33	$174,131	$(168,697)	$5,467
Net loss	–	–	–	–	–	(2,641)	(2,641)
Stock based compensation	–	–	10,000	–	836	–	836
Balance March 31, 2025	14	$–	33,288,934	$33	$174,967	$(171,338)	$3,662

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 and 2024

(UNAUDITED)

(in thousands, except shares and per share data)

	March 31, 2025	March 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,641)	$(3,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	836	487
Amortization of intangible assets and software	379	347
Gain on debt extinguishment	(13)	–
Changes in operating assets and liabilities:
Accounts receivable	(45)	8
Prepaid expenses	(76)	21
Accounts payable	(48)	166
Accrued liabilities	(192)	(89)
Deferred revenue	–	(62)
Right of use asset and liability, net	(1)	(5)
Net cash used in operating activities	(1,801)	(2,164)
CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	–	–
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	–	2,438
Proceeds from an equity receivable	1,350	–
Repayment of notes payable	–	(2)
Net cash provided by financing activities	1,350	2,436
Changes in cash and cash equivalents	(451)	272
Cash and cash equivalents, beginning of period	868	1,281
Cash and cash equivalents, end of period	$417	$1,553
Supplemental disclosures of cash flows information:
Cash paid for interest	$34	$1
Cash paid for income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock for prepaid services	$–	$48

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

AppTech Payments Corp. (“AppTech” or the “Company”), a Delaware corporation, is a Fintech Company headquartered in Carlsbad, California. AppTech utilizes innovative payment processing and digital banking technologies to complement its core merchant services capabilities. The Company’s proprietary software will provide progressive and adaptable products that will be available through a suite of synergistic offerings directly to merchants, banking institutions, and business enterprises.

AppTech has a highly secure digital payments platform that we acquired and are further developing digital banking products to power commerce experiences for clients and their customers. Based upon industry standards for payment and banking protocols, we will offer standalone products and fully integrated solutions that deliver innovative payments, banking, and financial services experiences. Our processing technologies can be taken off-the-shelf or tapped into via our RESTful APIs to build fully branded and customizable experiences while supporting tokenized, multi-channel, and multi-method transactions.

The Company successfully completed its uplisting onto the Nasdaq Capital Market (“NASDAQ”) on January 7, 2022. AppTech trades under the symbol “APCX” and its warrants trade under the symbol “APCXW”. See Note 9 - subsequent events.

In June 2023, the Company entered into licensing agreements with InstaCash and PayToMe.co. The licensing arrangement with InstaCash was terminated in December 2024.

The shares related to the 7.5% preferred share equity stake in PayToMe.co have not been issued as of the date of this filing. Additionally, PayToMe.co is a related party to AppTech. A senior member of the Company sits on PayToMe.co's board of directors and AppTech's former Chief Financial Officer is married to its founder and Chief Executive Officer.

Purchase of Alliance Partners, LLC

On October 13, 2023, the Company entered into a purchase agreement to acquire 100% of Alliance Partners, LLC, a Nevada based software development limited liability company (“Alliance Partners”). As consideration for the purchase, the Company agreed to pay the seller total consideration of $2 million in cash and assume certain short-term and long-term liabilities of Alliance Partners. The primary reason for the Purchase was to acquire Alliance Partners’ intellectual property, personnel, and software platform, which is now AppTech’s platform “FinZeo”.

The Company closed the Purchase on October 26, 2023.

On October 31, 2023, the Company issued 1 million shares of its common stock to an entity owned by the seller. In exchange for the shares, the seller waived, cancelled, and forgave the long-term debt of Alliance Partners.

The remaining outstanding payable related to the original purchase price as of March 31, 2025 is $1,200 thousand and the payable is secured by substantially all the Company’s assets.

Management’s Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company's current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

In late 2024, we reorganized senior leadership and initiated actions to reduce indebtedness to improve the current financial condition of the Company. In addition, we are actively pursuing additional funding options and are confident that our revenue streams will begin generating cash, although no assurances can be made.

Management continues to maintain adequate working capital and adhere to prudent financial forecasting.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2025 and March 31, 2024. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in unaudited condensed consolidated financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The  interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ended December 31, 2025 or for any future interim periods.

Basis of Consolidation

The consolidated unaudited financial statements include the accounts of AppTech, and wholly owned subsidiaries of which the Company is the primary beneficiary. All significant inter-company accounts and transactions are eliminated in consolidation.

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

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. As of March 31, 2025, 81% of the accounts receivable balance was generated from two customers. As of December 31, 2024, the top three customers accounted for 88% of total accounts receivable.

For the three months ended March 31, 2025, 74% of the Company’s revenue was generated from two customers. For the three months ended March 31, 2024, the top three customers represented 87% of total revenues. The loss of a top customer would have a significant impact on the Company's financials.

Revenue Recognition

The Company accounts for revenue under Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

Merchant Processing Services

The Company provides merchant processing solutions for credit card and ACH transactions. We act as an intermediary between merchants, who initiate transactions and banks that process them. We collect either a flat fee, a fee for each transaction, and or a fee calculated as a percentage of its value, from both credit cards and ACHs. Revenue is recognized when transactions are processed by banks or at month-end based on the processing activity. Payments to channel partners are recorded as cost of revenues.

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

Goodwill

The Company accounts for goodwill in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company performs a goodwill impairment test annually.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable.

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of the SMS short code texting platform, contract and other outside services. Total R&D costs for the three months ended March 31, 2025 and 2024 were approximately $780 thousand and $644 thousand, respectively.

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

The number of common stock equivalents not included in diluted income per share was 25,577,892 and 11,245,422 for the three months ended March 31, 2025 and 2024, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share because the effects are anti-dilutive.

	March 31, 2025	March 31, 2024
Series A preferred stock	1,148	1,148
Warrants	19,281,627	7,489,960
Options	6,295,117	3,754,314
Total	25,577,892	11,245,422

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

New Accounting Pronouncements

The FASB issues Accounting Standards Updates (“ASUs”) to amend the authoritative literature in ASC. There have been a number of ASUs to date that amend the original text of ASC. The Company believes those ASU’s issued to date either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company or (iv) are not expected to have a significant impact on the Company.

NOTE 3 – INTANGIBLE ASSETS

Intellectual Property

The Company has two patent portfolios. As of March 31, 2025 and December 31, 2024, the gross value of patents is $407 thousand and accumulated amortization is approximately $401 thousand and $368 thousand, respectively.

As of March 31, 2025 and December 31, 2024, the gross value of acquired technology is $4,400 thousand and accumulated amortization is approximately $1,250 thousand and $1,029 thousand, respectively.

Intellectual Property	March 31, 2025	December 31, 2024
Beginning balance	$3,410	$4,428
Amortization expenses	(254)	(1,018)
Ending balance	$3,156	$3,410

Capitalized Development Cost

The Company capitalizes certain costs related to the development of its digital payment and banking platform.

As of March 31, 2025, and December 31, 2024, the gross value of capitalized development cost is $2,647 thousand and accumulated amortization is approximately $949 thousand and $824 thousand, respectively.

Capitalized Development Cost	March 31, 2025	December 31, 2024
Beginning balance	$1,823	$1,147
Additions	–	1,081
Amortization expenses	(125)	(405)
Ending balance	$1,698	$1,823

Goodwill

On October 26, 2023, the Company completed the Purchase of Alliance Partners. The difference between the fair value of the purchase price and the net assets acquired is recorded as goodwill. As of March 31, 2025, the Company recorded goodwill of approximately $1,161 thousand.

See Note 1 - Purchase of Alliance Partners, LLC.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025	December 31, 2024
Payables due to seller for acquisition	$1,200	$1,200
Accrued payroll	115	202
Accrued residuals	–	15
Other	11	102
Total accrued liabilities	$1,326	$1,519

In connection with the original Purchase of Alliance Partners, $1,200 thousand remained outstanding as of March 31, 2025 and December 31, 2024. The payable amount is secured by substantially all the Company's assets.

See Note 1 Purchase of Alliance Partners, LLC.

NOTE 5 – NOTES PAYABLE

The Company has a 30-year unsecured note payable with the U.S. Small Business Administration. The note payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. Payments totaling $4 thousand are due each year through the maturity date of July 1, 2050.

As of March 31, 2025 and December 31, 2024, the balance of the note payable was $61 thousand and $61 thousand, respectively.

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

The rent expense was $21 thousand and $22 thousand for the three months ended March 31, 2025 and 2024, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

Litigation with Former Employees

On May 3, 2024, the Company was sued by three former employees over severance payments. On February 14, 2025, the Company filed a cross complaint against the plaintiffs for breach of fiduciary duty and breach of contract. In March 2025, the Company settled its lawsuit for $172 thousand. The first payment of $86 thousand was made in March 2025 and the second in May 2025.

Litigation with Former Law Firm

On March 13, 2025, Moses Singer, LLP, as the claimant, opened an arbitration case with the American Arbitration Association against AppTech for unpaid invoices totaling $416 thousand. The Company has responded to Claimant Moses & Singer’s Arbitration Demand and Statement of Facts on May 1, 2025. The Company believes we can come to an agreement before the arbitration hearing and we intend to work with the claimant to resolve this case. The invoiced amount is already reflected in accounts payable.

NOTE 8 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of March 31, 2025 and December 31, 2024. Series A stockholders have one vote per share on an “as converted” basis for all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are entitled to dividends, if declared by the Company’s board of directors (the “Board of Directors”) from legally available funds, distributed pro rata based on their Series A holdings on an as-converted basis. In the event of liquidation or dissolution, Series A stockholders share ratably in any remaining assets after liabilities are paid, with no liquidation preferences. Each Series A share is convertible into 82 shares of common stock at the stockholder’s discretion.

Common Stock

As of March 31, 2025 and December 31, 2024, the Company was authorized to issue 105,263,158 shares of common stock with a par value of $0.001 per share. The number of shares outstanding was 33,288,934 as of March 31, 2025 and 33,278,934 as of December 31, 2024. Common stockholders are entitled to one vote per share on all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are eligible for dividends, if declared by the Board of Directors from legally available funds, subject to the prior rights of any outstanding preferred stock and any contractual restrictions on dividend payments. In the event of liquidation or dissolution, common stockholders share ratably in any assets remaining after payment of liabilities and satisfaction of liquidation preferences of any outstanding preferred stock. Common stock carries no preemptive or subscription rights and is not convertible into other securities.

Stock Issued for Services

During the three months ended March 31, 2025 and 2024, the Company issued 10,000 and 40,000, respectively, shares of common stock to several consultants in connection with business development and professional services. The Company valued the common stock issuances at $4 thousand and $60 thousand, respectively, based upon the closing market price of the Company’s common stock on the date of the agreement.

Stock Issued related to Acquisition

On March 1, 2024, the Company issued 15,000 shares of common stock to the former owner of Alliance Partners as consideration for extending the payment due date for the remaining balance of the Purchase consideration due.

See Note 1 - Purchase of Alliance Partners, LLC.

Equity Receivable

As of March 31, 2025, $1,350 thousand was collected as part of the equity receivable with AFIOS Partners, 1,350 thousand warrants were issued with an exercise price of $0.90 and 2,025 thousand warrants were issued with an exercise price of $1.20. in May 2025, an additional $500 thousand was received. The stock and warrants were no issued as of the date of this filing.

Stock Options

The Company grants stock options as part of employee compensation and recognizes these options’ expense over the vesting period. If an employee does not meet certain conditions such as sales targets or leaves the Company before the options vest, these options are forfeited as they occur.

On December 7, 2021, the Board of Directors authorized the Company’s Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of the Company’s to enable the Company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to its long-term success. As of the date of this report, the stockholders have not voted on approving additional shares for the Company’s Equity Incentive Plan. A total of 2,702,632 shares of common stock were authorized under the Company’s Equity Incentive Plan, for which as of March 31, 2025, a total of 508,167 are available for issuance.

On January 21, 2025, the Company extended the expiration term of vested and outstanding stock options to the former CFO. The fair value was calculated both on the modification date and prior to the modification. During the three months ended March 31, 2025, the Company recorded the option modification expense for $49 thousand.

During the three months ended March 31, 2025, the Company granted 1,848,332 options to purchase common stock. The grants included:

1)	1,538,332 options were awarded to the former and current board of directors. The fair value of these options, which are non-plan with a ten-year expiration term, total $646 thousand. These options have an exercise price ranging from $0.43 to $1.05 per share and a weighted average fair value of $0.42 per share on the issuance date.

2)	On January 21, 2025, the Company granted 110,000 options to the former CFO with an exercise price of $0.46, a ten-year expiration term, and a fair value on the grant date of $0.47. The Company recognized $52 thousand related to this grant. The options were fully vested upon the grant date.

3)	On February 21, 2025, the Company granted 200,000 options to the current CFO with an exercise price of $0.42, a ten-year expiration term, and a fair value on the grant date of $0.41. The Company recognized $85 thousand related to this grant. The options were fully vested upon the grant date.

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2024	5,446,785	$1.29	7.15
Issued	1,848,332	0.63	–
Exercised	–	–	–
Cancelled	(1,000,000)	1.58	–
Outstanding as of March 31, 2025	6,295,117	$1.05	8.89
Outstanding as of March 31, 2025, vested	3,832,620	$0.89	8.74

The unvested options include a total of 2.5 million options contingent upon reaching specified sales milestones.

During the three months ended March 31, 2025, the Company recorded $832 thousand in option expenses, which includes the modification expense noted above of $49 thousand.

The options vest in equal monthly installments ranging from immediately to 12 months. For the three months ended March 31, 2025, the fair value of the options were valued using a Black-Scholes option pricing model with the following assumptions:

Market value of common stock on issuance date	$0.42 - $0.47
Exercise price	$0.42 - $1.05
Expected volatility	136.2% - 137.4%
Expected term (in years)	10.0
Risk-free interest rate	4.13% - 4.21%
Expected dividend yields	–

Warrants

As of March 31, 2025, the Company has 19,281,627 warrants outstanding. The following table summarizes warrant activity:

	Number of Warrants	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2024	15,906,627	$1.76	4.25
Cancelled	–	–	–
Issued	3,375,000	1.08	–
Outstanding as of March 31, 2025	19,281,627	$1.64	4.17

NOTE 9 – SUBSEQUENT EVENTS

As of the filing of this report, the Company has not received a final notice from The Nasdaq Stock Market LLC ("Nasdaq") regarding the delisting of the Company's Common Stock (APCX) and Warrants (APCXW) from Nasdaq’s exchange for its failure to comply with Nasdaq's continued listing standards. The Company was not able to overcome the minimum $1 bid price for ten consecutive business days as required by Nasdaq Listing Rule 5550(a)(2). Preemptively, we have applied for and have been accepted onto the Over-The-Counter Venture Market (“OTCQB”). APCX and APCXW will trade on the OTCQB market under the same symbols and the Company will remain a reporting entity under the Securities Exchange Act of 1934. It is management’s intention to apply to a national exchange before the end of the fiscal year.

On April 11, 2025, the Company entered a three-party agreement with one of its banking partners and software providers. Under the terms of the arrangement, AppTech agreed to pay a $103 thousand perpetual licensing fee (payable in six equal monthly installments) to the software provider. In addition, we assumed a convertible note from the bank that entitles us to an equity stake in the software provider. The $250 thousand note earns interest at 8% annually matures in June 2026, and converts to equity automatically at maturity or if there is a financing event.

See Note 7 – Commitments and Contingencies for an update on the payments related to the former employee’s lawsuit.

See Note 8 – Stockholders’ Equity for additional subsequent event related to the $500 thousand equity receivable received.

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

AppTech’s all-in-one Fintech platform, FinZeo™, delivers financial technologies and capabilities through an ever-evolving modular cloud/edge-based architecture. The FinZeo platform houses a large array of financial products and services that can be implemented off-the-shelf or customized via modern APIs. Within its FinZeo platform, AppTech offers Payments-as-a-Service (“PaaS”), and Banking-as-a-Service (“BaaS”).

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

Also, Independent Sales Organizations (ISOs) and Independent Software Vendors (ISVs), can seamlessly integrate their businesses with the FinZeo Portal, which facilitates swift technology adoption. By leveraging the FinZeo portal, ISOs/ISVs can streamline operations and foster growth, meeting the economic demands of their merchants. Through personalized portals, ISOs/ISVs have the flexibility to select and integrate FinZeo payments and banking services, thereby enhancing their offerings to clients.

FinZeo has a flexible architecture and can be fully white labeled to allow for rich, personalized payment and banking experiences. This cloud-based platform packages together elements of AppTech’s intellectual property, BaaS, and PaaS to create a one-hub connection point of multi-tenant portals giving the merchant, ISO/ISV, and each customer a well-defined user experience.

Recent Developments

The Company has successfully remedied its equity deficiency; however, it was unable to satisfy the $1.00 minimum bid price requirement for 10 consecutive business days, as mandated by Nasdaq Listing Rule 5550(a)(2). Consequently, the Company anticipates being delisted from Nasdaq and transitioning to trading on the OTCQB market. Management remains committed to enhancing shareholder value and intends to pursue an uplisting to a national exchange before the end of the fiscal year.

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

General and administrative. Include salaries, professional services, software costs, regulatory expenses, stock-based compensation, rent, utilities, and other operating costs.

Research and development. Includes the internal and outsourced services costs incurred to maintain and further develop the FinZeo platform, and the development of additional technology needed to pursue new product offerings.

Other income (expenses). Consists of interest on outstanding indebtedness, and the gain/loss on debt extinguishment.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2025 and 2024, respectively.

Revenue

Revenue was approximately $217 thousand for the three months ended March 31, 2025, compared to $105 thousand for the three months ended March 31, 2024, representing an increase of 107%. The increase was principally driven by an increase of our ISO and lending revenue.

Cost of Revenue

Cost of revenue was approximately $128 thousand for the three months ended March 31, 2025, compared to $11 thousand for the three months ended March 31, 2024, representing an increase of $117 thousand. The increase was principally driven by the revenue share with our ISO partners.

General and Administrative Expenses

General and administrative expenses were approximately $1,965 thousand for the three months ended March 31, 2025, compared to $2,481 thousand for the three months ended March 31, 2024, representing a decrease of $516. The reduction was mainly driven by lower salaries and professional services.

Research and Development Expenses

Research and development expenses were approximately $780 thousand for the three months ended March 31, 2025, compared to $644 thousand for the three months ended March 31, 2024, representing an increase of $136 thousand. The increase was primarily due to higher third-party development costs related to maintaining and enhancing the FinZeo platform.

Interest Expense, net

Interest expense, net was approximately $33 thousand for the three months ended March 31, 2025, compared to $3 thousand for the three months ended March 31, 2024, representing an increase of $30 thousand. The increase was due to interest owed to one of our banking partners.

Gain on debt extinguishment

Gain on debt extinguishment was approximately $13 thousand for the three months ended March 31, 2025, compared to $0 for the three months ended March 31, 2024, representing an increase of $13 thousand. The increase was driven by reconciling journal entries and accrued expenses write-off.

Other income (expenses)

Other income was $35 thousand for the three months ended March 31, 2025, compared to an expense of $3 thousand for the three months ended March 31, 2024. The increase of $38 thousand was primarily driven by a credit balance with the state of Delaware.

Liquidity and Capital Resources

The Company routinely evaluates its immediate working capital needs and liquidity sources. For the three months ended March 31, 2025 and March 31, 2024, the Company maintained its liquidity sources primarily through cash and cash equivalents, and proceeds received from the AFIOS Partners investment.

Cash and cash equivalents at March 31, 2025 and December 31, 2024 were $417 thousand and $868 thousand, respectively.

Management's Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues. The Company's current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

Management has restructured its operations, reduced its headcount, and is actively pursuing additional funding options. We are confident that two of its revenue streams will begin generating revenue in the following twelve months from the issuance date of these financial statements.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods ($ in thousands).

	Three Months Ended March 31,
	2025	2024

Net cash used in operating activities	$(1,801)	$(2,164)
Net cash provided by investing activities	$–	$–
Net cash provided by financing activities	$1,350	$2,436

Cash Flow from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025, was approximately $1,801 thousand, which is comprised of (i) our net loss of $2,641 thousand, adjusted for non-cash expenses totaling $1,202 thousand (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) decreased by changes in operating assets and liabilities of approximately $362 thousand.

Net cash used in operating activities during the three months ended March 31, 2024 was approximately $2,164 thousand, which is comprised of (i) our net loss of $3,037 thousand, adjusted for non-cash expenses totaling $834 thousand (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) increased by changes in operating assets and liabilities of approximately $39 thousand.

Cash Flow from Investing Activities

There was no cash used by investing activities during the three months ended March 31, 2025 and 2024.

Cash Flow from Financing Activities

During the three months ended March 31, 2025, net cash provided by financing activities was $1,350 thousand, which consists of proceeds received on the outstanding equity receivable at year-end.

Net cash provided by financing activities during the year ended March 31, 2024 was approximately $2,436 thousand, which principally consists of net proceeds through the issuance of common shares and warrants in our public offering.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of March 31, 2025, there have been no significant changes to our critical accounting estimates nor to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Recent Accounting Pronouncements

As of March 31, 2025, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - Other Information

Item 1. Legal Proceedings.

Litigation with Former Employees

On May 3, 2024, the Company was sued by three former employees over severance payments. On February 14, 2025, the Company filed a cross complaint against the Plaintiffs for breach of fiduciary duty and breach of contract. In March 2025, the Company settled its lawsuit for $172 thousand. The first payment of $86 thousand was made in March 2025 and the second in May 2025.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

AppTech Payments Corp.

Date: May 14, 2025	By:	/s/ Thomas DeRosa
	Name:	Thomas DeRosa
	Title:	Interim Chief Executive Officer

Date: May 14, 2025	By:	/s/ Felipe A. Corrado IV
Felipe A. Corrado IV
Chief Financial Officer and Treasurer

