Form 10-Q
period 2025-06-30
AppTech Payments Corp.
filed 2025-08-14
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 001-39158

AppTech Payments Corp.

(Exact Name of Registrant as Specified in its Charter)

Delaware	7389	65-0847995
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

5876 Owens Avenue

Suite 100

Carlsbad, California 92008

(760) 707-5959

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	APCX	OTC Venture Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of 4.15	APCXW	OTC Venture Market

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

As of August 14, 2025, the registrant had 33,988,934 shares of common stock issued and outstanding.

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

APPTECH PAYMENTS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

(UNAUDITED)

(in thousands, except shares and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$138	$868
Accounts receivable	86	43
Prepaid expenses	173	159
Equity receivable	–	1,350
Total current assets	397	2,420
Note Receivable	250	–
Interest Receivable	36	–
Right of use asset	53	86
Security deposit	87	86
Intangible assets, net of accumulated amortization	2,930	3,410
Goodwill	1,161	1,161
Capitalized software development, net of accumulated amortization	1,572	1,823
TOTAL ASSETS	$6,486	$8,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,921	$1,853
Accrued liabilities	1,365	1,519
Notes payable	250	–
Convertible notes payable, net of discount of $57	303	–
Right of use liability	52	68
Total current liabilities	3,891	3,440
Long-term liabilities
Right of use liability, net of current portion	–	18
Notes payable, net of current portion	60	61
Total long-term liabilities	60	79
TOTAL LIABILITIES	3,951	3,519
Commitments and contingencies (Note 7)
Stockholders’ equity
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at June 30, 2025 and December 31, 2024	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 33,988,934 and 33,278,934 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	34	33
Additional paid-in capital	175,699	174,131
Accumulated deficit	(173,198)	(168,697)
Total stockholders’ equity	2,535	5,467
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,486	$8,986

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 and 2024

(UNAUDITED)

(in thousands, except shares and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$291	$76	$508	$181
Cost of revenues	107	14	235	25
Gross profit	184	62	273	156

Operating expenses:
Selling, general and administrative, including stock based compensation of $33 and $462 for the three months ended June 30, 2025 and 2024, respectively, $869 and $909 for the six months ended June 30, 2025 and 2024, respectively	1,155	2,320	3,120	4,803
Research and development, including stock based compensation of $0 and $91 for the three months ended June 30, 2025 and 2024, respectively, $0 and $131 for the six months ended June 30, 2025 and 2024, respectively	910	633	1,690	1,276
Total operating expenses	2,065	2,953	4,810	6,079

Loss from operations	(1,881)	(2,891)	(4,537)	(5,923)

Other income (expenses)
Interest income (expense)	26	(32)	(7)	(35)
Change in fair value of derivative liability	–	–	13	–
Other income (expenses)	(5)	1	30	(1)
Total other expenses	21	(31)	36	(36)

Loss before provision for income taxes	(1,860)	(2,922)	(4,501)	(5,959)
Provision for income taxes	–	–	–	–
Net loss	$(1,860)	$(2,922)	$(4,501)	$(5,959)

Basic and diluted net loss per common share	$(0.06)	$(0.12)	$(0.13)	$(0.25)
Weighted-average number of shares used basic and diluted per share amounts	33,647,045	24,765,307	33,467,000	23,653,211

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 and 2024

(UNAUDITED)

(in thousands, except shares and per share data)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	14	$–	22,251,742	$22	$163,921	$(159,749)	$4,194
Net loss	–	–	–	–	–	(3,037)	(3,037)
Stock based compensation	–	–	55,000	1	486	–	487
Net proceeds from sale of common shares	–	–	2,423,180	2	2,436	–	2,438
Balance March 31, 2024	14	$–	24,729,922	$25	$166,843	$(162,786)	$4,082
Net loss	–	–	–	–	–	(2,922)	(2,922)
Stock based compensation	–	–	105,000	–	553	–	553
Shares issued with note payable	–	–	30,000	–	27	–	27
Balance June 30, 2024	14	$–	24,864,922	$25	$167,423	$(165,708)	$1,740

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2024	14	$–	33,278,934	$33	$174,131	$(168,697)	$5,467
Net loss	–	–	–	–	–	(2,641)	(2,641)
Stock based compensation	–	–	10,000	–	836	–	836
Balance March 31, 2025	14	$–	33,288,934	$33	$174,967	$(171,338)	$3,662
Net loss	–	–	–	–	–	(1,860)	(1,860)
Stock based compensation	–	–	–	–	33	–	33
Net proceeds from sale of common shares	–	–	700,000	1	699	–	700
Balance June 30, 2025	14	$–	33,988,934	$34	$175,699	$(173,198)	$2,535

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 and 2024

(UNAUDITED)

(in thousands, except shares and per share data)

	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,501)	$(5,959)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	869	1,040
Amortization of intangible assets and software	731	693
Gain on debt extinguishment	(13)	–
Amortization of debt discount	3	17
Changes in operating assets and liabilities:
Accounts receivable	(45)	16
Prepaid expenses	(14)	(102)
Interest receivable	(36)	–
Accounts payable	80	781
Accrued liabilities	(153)	(283)
Deferred revenue	–	(94)
Right of use asset and liability, net	(1)	(10)
Net cash used in operating activities	(3,080)	(3,901)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	700	2,438
Proceeds from equity receivable	1,350	–
Proceeds from convertible notes payable	300	–
Proceeds from note payable	–	200
Repayment of notes payable	–	(2)
Net cash provided by financing activities	2,350	2,636
Changes in cash and cash equivalents	(730)	(1,265)
Cash and cash equivalents, beginning of period	868	1,281
Cash and cash equivalents, end of period	$138	$16
Supplemental disclosures of cash flows information:
Cash paid for interest	$31	$2
Cash paid for income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock for prepaid services	$–	$111
Non-cash discount on issuance	60	–
Assumption of note payable through issuance of note receivable	$250	$–
Common stock issued with note payable	$–	$27

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

The Company was delisted to the middle tier of the Over-The-Counter Venture Market (“OTCQB”) on May 20, 2025. AppTech trades under the symbol “APCX” and its warrants trade under the symbol “APCXW”.

In June 2023, the Company entered into licensing agreements with InstaCash and PayToMe.co. The licensing arrangement with InstaCash was terminated in December 2024.

The shares related to the 7.5% preferred share equity stake in PayToMe.co have not been issued as of the date of this filing. Additionally, PayToMe.co was a related party to AppTech. A former senior member of the Company sits on PayToMe.co's board of directors and AppTech's former Chief Financial Officer is married to its founder and Chief Executive Officer.

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

The remaining outstanding payable related to the original purchase price as of June 30, 2025 is $1,200 thousand, and the payable is secured by substantially all the Company’s assets.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2025 and June 30, 2024. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in unaudited condensed consolidated financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The interim results for the six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. As of June 30, 2025, 58% of the accounts receivable balance was generated from two customers. As of December 31, 2024, the top three customers accounted for 88% of total accounts receivable.

For the six months ended June 30, 2025, 66% of the Company’s revenue was generated from two customers. For the six months ended June 30, 2024, the top three customers represented 82% of total revenues. The loss of a top customer would have a significant impact on the Company's financials.

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

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of our core banking platform, contract and other outside services. Total R&D costs for the six months ended June 30, 2025 and 2024 were approximately $1,690 thousand and $1,276 thousand, respectively.

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

The number of common stock equivalents not included in diluted income per share was 26,560,392 and 10,702,946 for the six months ended June 30, 2025 and 2024, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share because the effects are anti-dilutive.

	June 30, 2025	June 30, 2024
Series A preferred stock	1,148	1,148
Warrants	21,031,627	7,489,960
Options	5,527,617	3,211,838
Total	26,560,392	10,702,946

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

Segment Reporting

In accordance with ASC 280, Segment Reporting (“ASC 280”), we identify our operating segments according to how our business activities are managed and evaluated. ASC 280 establishes standards for companies to report financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision makers (“CODMs”) in deciding how to allocate resources and assess performance.

The CODMs have been identified as the Chief Executive Officer and Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODMs review several key metrics, which include the following:

	Three Months Ended June 30,
	2025	2024

Revenues	$291	$76
Total operating expenses	$2,065	$2,953

	Six Months Ended June 30,
	2025	2024

Revenues	$508	$181
Total operating expenses	$4,810	$6,079

The key measures of segment profit or loss reviewed by our CODMs are revenue and operating expenses. Revenue is monitored by the CODMs to understand the performance of its verticals. Operating expenses are reviewed and monitored by the CODMs to manage and forecast cash. The CODMs also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and internal budgets.

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

NOTE 3 – INTANGIBLE ASSETS

Intellectual Property

The Company has two patent portfolios. As of June 30, 2025 and December 31, 2024, the gross value of patents is $407 thousand and accumulated amortization is approximately $407 thousand and $368 thousand, respectively.

As of June 30, 2025 and December 31, 2024, the gross value of acquired technology is $4,400 thousand and accumulated amortization is approximately $1,470 thousand and $1,029 thousand, respectively.

Intellectual Property	June 30, 2025	December 31, 2024
Beginning balance	$3,410	$4,428
Acquisition of intangible assets	–	–
Amortization expenses	(480)	(1,018)
Ending balance	$2,930	$3,410

Capitalized Development Cost

The Company capitalizes certain costs related to the development of its digital payment and banking platform.

As of June 30, 2025, and December 31, 2024, the gross value of capitalized development cost is $2,647 thousand and accumulated amortization is approximately $1,075 thousand and $824 thousand, respectively.

Capitalized Development Cost	June 30, 2025	December 31, 2024
Beginning balance	$1,823	$1,147
Additions	–	1,081
Impairment	–	–
Amortization expenses	(251)	(405)
Ending balance	$1,572	$1,823

Goodwill

On October 26, 2023, the Company completed the Purchase of Alliance Partners. The difference between the fair value of the purchase price and the net assets acquired is recorded as goodwill. As of June 30, 2025, the Company recorded goodwill of approximately $1,161 thousand.

See Note 1 - Purchase of Alliance Partners, LLC.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025	December 31, 2024
Payables due to seller for acquisition	$1,200	$1,200
Accrued payroll	83	202
Accrued residuals	–	15
Other	82	102
Total accrued liabilities	$1,365	$1,519

In connection with the original Purchase of Alliance Partners, $1,200 thousand remained outstanding as of June 30, 2025 and December 31, 2024. The payable amount is secured by substantially all the Company's assets.

See Note 1 Purchase of Alliance Partners, LLC.

NOTE 5 – NOTES PAYABLE

The Company has a 30-year unsecured note payable with the U.S. Small Business Administration. The note payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. Payments totaling $4 thousand are due each year through the maturity date of July 1, 2050.

As of June 30, 2025 and December 31, 2024, the balance of the note payable was $60 thousand and $61 thousand, respectively.

On April 11, 2025, the Company entered a three-party agreement with one of its banking partners and software providers. Under the terms of the arrangement, AppTech agreed to pay a $103 thousand perpetual licensing fee (payable in six equal monthly installments through October 1) to the software provider. In addition, the banking partner held a $250 thousand note receivable bearing 8% interest with the software provider, while the software provider held an offsetting liability to the banking partner. As part of this arrangement, AppTech assumed the note receivable and offsetting note payable to the software provider and banking partner, respectively. AppTech further paid the accumulated interest to the bank and established an interest receivable from the software provider. The note receivable can be converted into equity of the software provider’s Company. The note receivable matures on June 2026, and may be converted early if a financing event occurs. The note payable is due on demand but no later than June 30, 2026 and the interest expense incurred is paid out quarterly. As of June 30, 2025, the principal and accrued interest on the note receivable was $250 thousand and $36 thousand, respectively. In addition, the $250 thousand obligation to the bank is recorded as a current liability and the accrued interest expense of $6 thousand is recorded in accrued expenses.

On June 18, 2025, the Company entered a six-month unsecured convertible note agreement with Eleven 11 Management LLC, a third-party lender, with a principal value of $360 thousand. The discount on the note was $60 thousand and the note bears interest of $18 thousand over the six-month term. At full term, total monies of $378 thousand are due or the note can be converted into common stock. The stated interest rate on the note is 10%. The maturity date of the note is December 18, 2025, but it can be converted early at a $2 conversion price. If a default occurs, the note could be converted into shares of common stock at 80% of the volume weighted average price. As of June 30, 2025, the principal and accrued interest on the note are $360 thousand and $1 thousand, respectively.

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

The rent expense was $40 thousand and $37 thousand for the six months ended June 30, 2025 and 2024, respectively.

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

NOTE 8 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of June 30, 2025 and December 31, 2024. Series A stockholders have one vote per share on an “as converted” basis for all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are entitled to dividends, if declared by the Company’s board of directors (the “Board of Directors”) from legally available funds, distributed pro rata based on their Series A holdings on an as-converted basis. In the event of liquidation or dissolution, Series A stockholders share ratably in any remaining assets after liabilities are paid, with no liquidation preferences. Each Series A share is convertible into 82 shares of common stock at the stockholder’s discretion.

Common Stock

As of June 30, 2025 and December 31, 2024, the Company was authorized to issue 105,263,158 shares of common stock with a par value of $0.001 per share. The number of shares outstanding was 33,988,934 as of June 30, 2025 and 33,278,934 as of December 31, 2024. Common stockholders are entitled to one vote per share on all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are eligible for dividends, if declared by the Board of Directors from legally available funds, subject to the prior rights of any outstanding preferred stock and any contractual restrictions on dividend payments. In the event of liquidation or dissolution, common stockholders share ratably in any assets remaining after payment of liabilities and satisfaction of liquidation preferences of any outstanding preferred stock. Common stock carries no preemptive or subscription rights and is not convertible into other securities.

Stock Issued for Services

During the six months ended June 30, 2025 and 2024, the Company issued 10,000 and 160,000, respectively, shares of common stock to a consultant in connection with business development and professional services. The Company valued the common stock issuances at $4 thousand and $175 thousand, respectively, based upon the closing market price of the Company’s common stock on the date of the agreement.

Stock Issued related to Acquisition

On March 1, 2024, the Company issued 15,000 shares of common stock to the former owner of Alliance Partners as consideration for extending the payment due date for the remaining balance of the Purchase consideration due.

See Note 1 - Purchase of Alliance Partners, LLC.

Equity Receivable

As of June 30, 2025, $1,350 thousand was collected as part of the equity receivable with AFIOS Partners, 1,350 thousand warrants were issued with an exercise price of $0.90 and 2,025 thousand warrants were issued with an exercise price of $1.20. An additional $500 thousand was received in May 2025 and $200 thousand in June 2025. As part of its investment, AFIOS Partners received 700 thousand shares of restricted stock, 700 thousand warrants with an exercise price of $0.90, and 1,050 thousand warrants with an exercise price of $1.20.

Stock Options

The Company grants stock options as part of employee compensation and recognizes these options’ expense over the vesting period. If an employee does not meet certain conditions such as sales targets or leaves the Company before the options vest, these options are forfeited as they occur.

On December 7, 2021, the Board of Directors authorized the Company’s Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of the Company’s to enable the Company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to its long-term success. A total of 2,702,632 shares of common stock were previously authorized under the Company’s Equity Incentive Plan. As of June 30, 2025, 279,579 shares were cancelled as part of employee terminations and 1,250 thousand shares were added to the plan as part of the shareholder meeting. In total as of June 30, 2025, 2,037,746 shares are available for issuance.

On January 21, 2025, the Company extended the expiration term of vested and outstanding stock options to the former CFO. The fair value was calculated both on the modification date and prior to the modification. The Company recorded an option modification expense of $49 thousand.

During the six months ended June 30, 2025, the Company granted 2,042,911 options to purchase common stock. The grants included:

1)	1,538,332 options were awarded to the former and current board of directors. The fair value of these options, which are non-plan with a ten-year expiration term, total $646 thousand. These options have an exercise price ranging from $0.43 to $1.05 per share and a weighted average fair value of $0.42 per share on the issuance date.

2)	On January 21, 2025, the Company granted 110,000 options to the former CFO with an exercise price of $0.46, a ten-year expiration term, and a fair value on the grant date of $0.47. The Company recognized $52 thousand related to this grant. The options were fully vested upon the grant date.

3)	On February 21, 2025, the Company granted 200,000 options to the current CFO with an exercise price of $0.42, a ten-year expiration term, and a fair value on the grant date of $0.41. The Company recognized $85 thousand related to this grant. The options were fully vested upon the grant date.

4)	On June 23, 2025, the Company cancelled all options granted to a former employee and issued him 194,579 options with an exercise price of $1.00, a three-year expiration term, and a fair value on the grant date of $0.17. The Company recognized $33 thousand related to this grant. The options were fully vested upon the grant date.

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2024	5,446,785	$1.29	7.15
Issued	2,042,911	0.67	–
Exercised	–	–	–
Cancelled	(1,962,079)	1.94	–
Outstanding as of June 30, 2025	5,527,617	$0.83	8.57
Outstanding as of June 30, 2025, vested	3,777,617	$0.88	8.37

The unvested options include a total of 1,750 thousand options contingent upon reaching specified sales milestones.

During the six months ended June 30, 2025, the Company recorded $864 thousand in option expenses, which includes the modification expense noted above of $49 thousand.

The options vest in equal monthly installments ranging from immediately to 12 months. For the six months ended June 30, 2025, the fair value of the options were valued using a Black-Scholes option pricing model with the following assumptions:

Market value of common stock on issuance date	$0.25 - $0.47
Exercise price	$0.42 - $1.05
Expected volatility	133.71% - 153.07%
Expected term (in years)	3.0 - 10.0
Risk-free interest rate	4.0% - 4.21%
Expected dividend yields	–

Warrants

As of June 30, 2025, the Company has 21,031,627 warrants outstanding. The following table summarizes warrant activity:

	Number of Warrants	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2024	15,906,627	$1.76	4.25
Cancelled	–	–	–
Issued	5,125,000	1.08	–
Outstanding as of June 30, 2025	21,031,627	$1.60	4.00

NOTE 9 – SUBSEQUENT EVENTS

On July 1, 2025, the Company entered into a separation agreement with its former Chief Executive Officer and Chairman of the Board. Under the terms of the arrangement, all previously issued options were canceled and he was instead granted 700 thousand vested options, and 300 thousand performance-based options. The options have a three-year life and carry an exercise price of $1.

On July 8, 2025, the former Corporate Secretary resigned and his options were extended for three years.

On July 23, 2025, the Company entered a twelve-month unsecured convertible note agreement with Labrys Fund II, LP, with a principal value of $360 thousand dollars and an interest rate of 10%. The discount on the note was $60 thousand. The maturity date of the note is July 23, 2026. The note can be converted early at the lender’s discretion  at a $2 conversion price. On after April 21, 2026, the note would be converted into shares of common stock at the lower of $2 or 80% of the volume weighted average price for the preceding 10 trading days.

On August  7, 2025, the Company entered a twelve-month unsecured convertible note agreement with GS Capital Partners, LLC with a principal value of $300 thousand dollars and an interest rate of 10%. The discount on the note was $50 thousand. The maturity date of the note is August 7, 2026, with fixed monthly payments beginning 180 days after issuance. The note can be converted early at the lender’s direction  at a $2 conversion price. In the event of a default, the note would be converted into shares of common stock at the lower of $2 or 80% of the volume weighted average price for the preceding 10 trading days.

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

Business Overview

The financial services industry is undergoing accelerated transformation driven by technological innovation and a rapidly evolving regulatory environment surrounding stablecoins and digital assets. Regulatory clarity around asset-backed stablecoins, custody solutions, and tokenized financial instruments is reshaping how digital financial services are structured, offered, and consumed. At the same time, advancements in blockchain infrastructure and real-time settlement capabilities are enabling more seamless, secure, and transparent user experiences. Consumers now expect intuitive access to compliant digital assets, while businesses must adapt to shifting oversight and operational requirements to stay competitive. In this dynamic landscape, organizations are challenged to balance innovation with compliance, delivering scalable, future-proof solutions that meet both market demands and regulatory expectations

To flourish in this environment, businesses need to adopt new technologies to engage, communicate and process payments and manage payouts with their customers from a supplier that widely supports innovation and adaptation as the industry evolves. We believe our technologies will greatly increase the adoption of omni-channel payments and digital banking solutions in sectors that must quickly adapt and migrate to new, secure digital Fintech technologies. By embracing advancements in the payment and banking industries, we are well-positioned to meet the growing needs of existing and prospective clients and intend for our current and future products to be at the forefront of solving these accelerated market needs.

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

Also, Fintechs, Independent Sales Organizations (ISOs) and Independent Software Vendors (ISVs), can seamlessly integrate their businesses with the FinZeo Portal or BaaS solution, which facilitates swift technology adoption. By leveraging the FinZeo portal, ISOs/ISVs can streamline operations and foster growth, meeting the economic demands of their merchants. Through personalized portals, ISOs/ISVs have the flexibility to select and integrate FinZeo payments and banking services, thereby enhancing their offerings to clients.

FinZeo has a flexible architecture and can be fully white labeled to allow for rich, personalized payment and banking experiences. This cloud-based platform packages together elements of AppTech’s intellectual property, BaaS, and PaaS to create a one-hub connection point of multi-tenant portals giving the merchant, ISO/ISV, and each customer a well-defined user experience.

Recent Developments

The Company has successfully remedied its equity deficiency; however, it was unable to satisfy the $1.00 minimum bid price requirement for 10 consecutive business days, as mandated by Nasdaq Listing Rule 5550(a)(2). Consequently, the Company was delisted and transitioned to trading on the OTCQB market. Management remains committed to enhancing shareholder value and intends to pursue an uplisting to a national exchange before the end of the fiscal year.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and six months ended June 30, 2025 and 2024, respectively.

Revenue

Revenue was approximately $291 thousand for the three months ended June 30, 2025, compared to $76 thousand for the three months ended June 30, 2024, representing an increase of 283%. For the six months ended June 30, 2025 and 2024, revenue was approximately $508 thousand and $181 thousand representing an increase of 181%. The increase was principally driven by an increase of our ISO and lending revenue.

Cost of Revenue

Cost of revenue was approximately $107 thousand for the three months ended June 30, 2025, compared to $14 thousand for the three months ended June 30, 2024, representing an increase of $93. For the six months ended June 30, 2025 and 2024, cost of revenue was approximately $235 thousand and $25 thousand, representing an increase of $210 thousand. The increase was driven by the revenue share with our ISO partners.

General and Administrative Expenses

General and administrative expenses were approximately $1,155 thousand for the three months ended June 30, 2025, compared to $2,320 thousand for the three months ended June 30, 2024, representing a decrease of $1,165 thousand. The reduction was mainly driven by lower salaries and professional services.

General and administrative expenses were approximately $3,120 thousand and $4,803 thousand for the six months ended June 30, 2025 and 2024, respectively, representing a decrease of 35%. The decrease was driven by lower professional fees, salaries, and stock based compensation.

Research and Development Expenses

Research and development expenses were approximately $910 thousand for the three months ended June 30, 2025, compared to $633 thousand for the three months ended June 30, 2024, representing an increase of $277 thousand. The increase was due to higher third-party development costs related to maintaining and enhancing the FinZeo platform.

Research and development expenses were approximately $1,690 thousand and $1,276 thousand for the six months ended June 30, 2025 and 2024, respectively. The increase was driven by higher third-party costs related to maintaining and enhancing the platform.

Interest income (expense)

Interest income was approximately $26 thousand for the three months ended June 30, 2025, compared to an expense of $32 thousand for the three months ended June 30, 2024, representing an increase of $58 thousand. For the six months ended June 30, 2025 and 2024, interest expense decreased from $35 thousand to $7 thousand. The change was due to the interest related to the assigned agreement with our banking partners.

Gain on debt extinguishment

Gain on debt extinguishment was approximately $13 thousand for the three months ended June 30, 2025, compared to $0 for the three months ended June 30, 2024, representing an increase of $13 thousand. The increase was driven by reconciling journal entries and accrued expenses write-offs. The balance remained unchanged as of June 30, 2025.

Other income (expenses)

Other expense was $5 thousand for the three months ended June 30, 2025, compared to income of $1 thousand for the three months ended June 30, 2024. The decrease of $6 thousand was primarily driven by the interest expense related to the note assumption recorded in April 2025. For the six months ended June 30, 2025 compared to June 30, 2024, other expense increased from $1 thousand to other income of $30  thousand. The biggest driver was the credit balance with the state of Delaware.

Liquidity and Capital Resources

The Company routinely evaluates its immediate working capital needs and liquidity sources. For the three months ended June 30, 2025 and June 30, 2024, the Company maintained its liquidity sources primarily through cash and cash equivalents, and proceeds received from the AFIOS Partners investment.

Cash and cash equivalents at June 30, 2025 and December 31, 2024 were $138 thousand and $868 thousand, respectively.

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

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(3,080)	$(3,901)
Net cash provided by investing activities	$–	$–
Net cash provided by financing activities	$2,350	$2,636

Cash Flow from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025, was approximately $3,080 thousand, which is comprised of (i) our net loss of $4,501 thousand, adjusted for non-cash expenses totaling $1,590 thousand (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) decreased by changes in operating assets and liabilities of approximately $169 thousand.

Net cash used in operating activities during the six months ended June 30, 2024, was approximately $3,901 thousand, which is comprised of (i) our net loss of $5,959 thousand, adjusted for non-cash expenses totaling $1,750 thousand (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities of approximately $308 thousand.

Cash Flow from Investing Activities

There was no cash used by investing activities during the three months ended June 30, 2025 and 2024.

Cash Flow from Financing Activities

During the six months ended June 30, 2025, net cash provided by financing activities was $2,350 thousand, which consists of proceeds received on the outstanding equity receivable at year-end, additional funds related to the Afios investment, and a convertible note executed in June 2025.

During the six months ended June 30, 2024, net cash provided by financing activities was approximately $2,636 thousand. This amount primarily consists of $1,800 thousand in net proceeds from the issuance of common shares in our public offering, $700 thousand from the At-The-Market (ATM) offering, and a $200 thousand loan in June 2024.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of June 30, 2025, there have been no significant changes to our critical accounting estimates nor to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Recent Accounting Pronouncements

As of June 30, 2025, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2025

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2025

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2025

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated August 15, 2025

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104.0	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Payments Corp.

Date: August 14, 2025	By:	/s/ Thomas DeRosa
	Name:	Thomas DeRosa
	Title:	Interim Chief Executive Officer

Date: August 14, 2025	By:	/s/ Felipe A. Corrado IV
	Name:	Felipe A. Corrado IV
	Title:	Chief Financial Officer and Treasurer

