Form 10-Q
period 2025-09-30
AppTech Payments Corp.
filed 2025-11-13
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, the registrant had 34,488,934 shares of common stock issued and outstanding.

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

APPTECH PAYMENTS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

(UNAUDITED)

(in thousands, except shares and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$439	$868
Accounts receivable	96	43
Prepaid expenses	30	159
Equity receivable	–	1,350
Total current assets	565	2,420
Note receivable	250	–
Interest receivable	41	–
Right of use asset	36	86
Security deposit	37	86
Intangible assets, net of accumulated amortization	2,709	3,410
Goodwill	1,161	1,161
Capitalized software development, net of accumulated amortization	1,447	1,823
TOTAL ASSETS	$6,246	$8,986
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,274	$1,853
Accrued liabilities	1,311	1,519
Notes payable	250	–
Convertible notes payable, net of discount of $120	900	–
Right of use liability	35	68
Total current liabilities	4,770	3,440
Long-term liabilities
Right of use liability, net of current portion	–	18
Notes payable, net of current portion	60	61
Total long-term liabilities	60	79
TOTAL LIABILITIES	4,830	3,519
Commitments and contingencies (Note 7)
Stockholders’ equity
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at September 30, 2025 and December 31, 2024	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 34,488,934 and 33,278,934 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	34	33
Additional paid-in capital	176,311	174,131
Accumulated deficit	(174,929)	(168,697)
Total stockholders’ equity	1,416	5,467
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,246	$8,986

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(UNAUDITED)

(in thousands, except shares and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$227	$43	$735	$224
Cost of revenues	100	24	335	49
Gross profit	127	19	400	175

Operating expenses:
Selling, general and administrative, including stock-based compensation of $112 and $306 for the three months ended September 30, 2025 and 2024, respectively, $981 and $1,214 for the nine months ended September 30, 2025 and 2024, respectively	1,373	1,867	4,493	6,669
Research and development, including stock-based compensation of $0 and $6 for the three months ended September 30, 2025 and 2024, respectively, $0 and $138 for the nine months ended September 30, 2025 and 2024, respectively	325	2	2,015	1,278
Total operating expenses	1,698	1,869	6,508	7,947

Loss from operations	(1,571)	(1,850)	(6,108)	(7,772)

Other income (expenses)
Interest expense	(17)	(18)	(24)	(53)
Gain on debt extinguishment	–	–	13	–
Debt discount amortization	(50)	(151)	(50)	(151)
Other expenses	(93)	(6)	(63)	(8)
Total other expenses	(160)	(175)	(124)	(212)

Loss before provision for income taxes	(1,731)	(2,025)	(6,232)	(7,984)
Provision for income taxes	–	–	–	–
Net loss	$(1,731)	$(2,025)	$(6,232)	$(7,984)
Deemed dividend related to warrant resets	–	(15)	–	(15)
Net loss attributable to common stockholders	$(1,731)	$(2,040)	$(6,232)	$(7,999)

Basic and diluted net loss per common share	$(0.05)	$(0.08)	$(0.19)	$(0.33)
Weighted-average number of shares used basic and diluted per share amounts	34,032,890	25,892,683	33,657,542	24,405,150

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(UNAUDITED)

(in thousands, except shares and per share data)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2023	14	$–	22,251,742	$22	$163,921	$(159,749)	$4,194
Net loss	–	–	–	–	–	(3,037)	(3,037)
Stock-based compensation	–	–	55,000	1	486	–	487
Net proceeds from sale of common shares	–	–	2,423,180	2	2,436	–	2,438
Balance March 31, 2024	14	$–	24,729,922	$25	$166,843	$(162,786)	$4,082
Net loss	–	–	–	–	–	(2,922)	(2,922)
Stock-based compensation	–	–	105,000	–	553	–	553
Shares issued with note payable	–	–	30,000	–	27	–	27
Balance June 30, 2024	14	$–	24,864,922	$25	$167,423	$(165,708)	$1,740
Net loss	–	–	–	–	–	(2,025)	(2,025)
Stock-based compensation	–	–	325,000	–	312	–	312
Shares issued with convertible note payable	–	–	100,000	–	96	–	96
Offering costs	–	–	–	–	(68)	–	(68)
Warrants issued with convertible note payable	–	–	–	–	334	–	334
Warrant repricing	–	–	–	–	15	(15)	–
Warrant exercise, net of offering costs	–	–	1,666,667	2	1,008	–	1,010
Warrant exercise - cashless	–	–	521,739	–	–	–	–
Balance September 30, 2024	14	$–	27,478,328	$27	$169,120	$(167,748)	$1,399

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2024	14	$–	33,278,934	$33	$174,131	$(168,697)	$5,467
Net loss	–	–	–	–	–	(2,641)	(2,641)
Stock-based compensation	–	–	10,000	–	836	–	836
Balance March 31, 2025	14	$–	33,288,934	$33	$174,967	$(171,338)	$3,662
Net loss	–	–	–	–	–	(1,860)	(1,860)
Stock-based compensation	–	–	–	–	33	–	33
Net proceeds from sale of common shares	–	–	700,000	1	699	–	700
Balance June 30, 2025	14	$–	33,988,934	$34	$175,699	$(173,198)	$2,535
Net loss	–	–	–	–	–	(1,731)	(1,731)
Stock-based compensation	–	–	–	–	112	–	112
Net proceeds from sale of common shares	–	–	500,000	–	500	–	500
Balance September 30, 2025	14	$–	34,488,934	$34	$176,311	$(174,929)	$1,416

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(UNAUDITED)

(in thousands, except shares and per share data)

	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,232)	$(7,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	981	1,352
Amortization of intangible assets and software	1,077	1,039
Write off of note receivable	–	25
Gain on debt extinguishment	(13)	–
Amortization of debt discount	50	151
Changes in operating assets and liabilities:
Accounts receivable	(55)	18
Prepaid expenses	129	10
Interest receivable	(41)	–
Accounts payable	432	785
Security deposit	50	–
Accrued liabilities	(207)	(254)
Deferred revenue	–	(94)
Right of use asset and liability, net	–	(16)
Net cash used in operating activities	(3,829)	(4,968)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software development	–	(557)
Other assets	–	(10)
Net cash used in investing activities	–	(567)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock	1,200	2,438
Proceeds from equity receivable	1,350	–
Proceeds from convertible notes payable	850	910
Proceeds from exercise of warrants	–	1,010
Proceeds from note payable	–	200
Repayment of notes payable	–	(200)
Net cash provided by financing activities	3,400	4,358
Changes in cash and cash equivalents	(429)	(1,177)
Cash and cash equivalents, beginning of period	868	1,281
Cash and cash equivalents, end of period	$439	$104
Supplemental disclosures of cash flows information:
Cash paid for interest	$31	$32
Cash paid for income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of stock for prepaid services	$–	$68
Non-cash discount on issuance of convertible notes payable	$170	$–
Common stock issued with convertible note payable	$–	$96
Warrants issued with the convertible note payable	$–	$334
Assumption of note payable through issuance of note receivable	$250	$–
Common stock issued with note payable	$–	$27

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

The remaining outstanding payable related to the original purchase price as of September 30, 2025 is $1,200 thousand, and the payable is secured by substantially all the Company’s assets.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended September 30, 2025 and September 30, 2024. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in unaudited condensed consolidated financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 31, 2025. The interim results for the nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future interim periods.

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

The accounts receivable from merchant services are paid by the financial institutions on a monthly basis. As of September 30, 2025, 53% of the accounts receivable balance was generated from two customers. As of December 31, 2024, the top three customers accounted for 88% of total accounts receivable.

For the nine months ended September 30, 2025, 68% of the Company’s revenue was generated from two customers. For the nine months ended September 30, 2024, the top three customers represented 77% of total revenues. The loss of a top customer would have a significant impact on the Company's financials.

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

Research and Development

In accordance with ASC 730, Research and Development (“R&D”) costs are expensed when incurred. R&D costs include costs of acquiring patents and other unproven technologies, contractor fees and other costs associated with the development of our core banking platform, contract and other outside services. Total R&D costs for the nine months ended September 30, 2025 and 2024 were approximately $2,015 thousand and $1,278 thousand, respectively.

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

The number of common stock equivalents not included in diluted income per share was 27,685,129 and 14,360,863 for the nine months ended September 30, 2025 and 2024, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share because the effects are anti-dilutive.

	September 30, 2025	September 30, 2024
Series A preferred stock	1,148	1,148
Warrants	22,281,627	9,156,627
Options	5,402,354	5,203,088
Total	27,685,129	14,360,863

Stock-Based Compensation

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

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASUs”) to amend the authoritative accounting guidance in the Accounting Standards Codification (“ASC”).

On November 4, 2024, the FASB issued ASU 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures. This ASU provides guidance to public companies regarding footnote disclosures of natural expense components (such as employee compensation, depreciation, and amortization) included within each relevant income statement expense caption. The guidance is effective for public companies for fiscal years beginning after December 15, 2026. The Company is currently assessing the impact of the new guidance on its financial statement disclosures.

Except as noted above, the Company believes that recent ASUs issued by the FASB either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

NOTE 3 – INTANGIBLE ASSETS

Intellectual Property

The Company has two patent portfolios. As of September 30, 2025 and December 31, 2024, the gross value of patents is $407 thousand and accumulated amortization is approximately $407 thousand and $368 thousand, respectively.

As of September 30, 2025 and December 31, 2024, the gross value of acquired technology is $4,400 thousand and accumulated amortization is approximately $1,691 thousand and $1,029 thousand, respectively.

Intellectual Property	September 30, 2025	December 31, 2024
Beginning balance	$3,410	$4,428
Amortization expenses	(701)	(1,018)
Ending balance	$2,709	$3,410

Capitalized Development Cost

The Company capitalizes certain costs related to the development of its digital payment and banking platform.

As of September 30, 2025, and December 31, 2024, the gross value of capitalized development cost is $2,647 thousand and accumulated amortization is approximately $1,200 thousand and $824 thousand, respectively.

Capitalized Development Cost	September 30, 2025	December 31, 2024
Beginning balance	$1,823	$1,147
Additions	–	1,081
Amortization expenses	(376)	(405)
Ending balance	$1,447	$1,823

Goodwill

On October 26, 2023, the Company completed the Purchase of Alliance Partners. The difference between the fair value of the purchase price and the net assets acquired is recorded as goodwill. As of September 30, 2025, the Company recorded goodwill of approximately $1,161 thousand.

See Note 1 - Purchase of Alliance Partners, LLC.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025	December 31, 2024
Payables due to seller for acquisition	$1,200	$1,200
Accrued payroll	49	202
Accrued residuals	–	15
Other	62	102
Total accrued liabilities	$1,311	$1,519

In connection with the original Purchase of Alliance Partners, $1,200 thousand remained outstanding as of September 30, 2025 and December 31, 2024. The payable amount is secured by substantially all the Company's assets.

See Note 1 – Purchase of Alliance Partners, LLC.

NOTE 5 – NOTES PAYABLE

The Company has a 30-year unsecured note payable with the U.S. Small Business Administration which incurs interest at 3.75% per annum. Payments totaling $4 thousand are due each year through the maturity date of July 1, 2050.

As of September 30, 2025 and December 31, 2024, the balance of the note payable was $60 thousand and $61 thousand, respectively.

On April 11, 2025, the Company entered a three-party agreement with one of its banking partners and software providers. Under the terms of the arrangement, AppTech agreed to pay a $103 thousand perpetual licensing fee (payable in six equal monthly installments through October 1) to the software provider. In addition, the banking partner held a $250 thousand note receivable bearing 8% interest with the software provider, while the software provider held an offsetting liability to the banking partner. As part of this arrangement, AppTech assumed the note receivable and offsetting note payable to the software provider and banking partner, respectively. AppTech further paid the accumulated interest to the bank and established an interest receivable from the software provider. The note receivable can be converted into equity of the software provider’s Company. The note receivable matures on June 2026, and may be converted early if a financing event occurs. The note payable is due on demand but no later than June 30, 2026 and the interest expense incurred is paid out quarterly. As of September 30, 2025, the principal and accrued interest on the note receivable was $250 thousand and $41 thousand, respectively. In addition, the $250 thousand obligation to the bank is recorded as a current liability and the accrued interest expense of $5 thousand is recorded in accrued expenses.

During the nine months ended September 30, 2025, the Company entered into multiple unsecured convertible note agreements with third-party lenders, with principal amounts ranging from approximately $300 thousand to $360 thousand, bearing stated interest rates of 10%, and original issue discounts ranging from $50 thousand to $60 thousand. The notes have terms of six to twelve months, with maturities between December 2025 and August 2026.

Each note may be converted into shares of the Company’s common stock at a fixed conversion price of $2.00 per share, subject to adjustment in the event of default, at which point the conversion price may be reduced to the lower of $2.00 and 80% of the volume-weighted average price (VWAP) of the Company’s common stock for a specified period preceding conversion. Certain notes include provisions for fixed monthly payments beginning after a defined period, and others permit early conversion at the lender’s discretion.

As of September 30, 2025, the aggregate principal balance of these notes was approximately $1,020 thousand, and accrued interest totaled approximately $20 thousand.

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

The rent expense was $59 thousand and $56 thousand for the nine months ended September 30, 2025 and 2024, respectively.

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

Litigation with Former Law Firm

On March 13, 2025, Moses & Singer LLP filed a case against AppTech Payments Corp. for unpaid fees of approximately $445 thousand with the American Arbitration Association. AppTech has brought a counterclaim of legal malpractice for $800 thousand. Arbitration is confidential and ongoing; resolution is expected before or by spring 2026. Invoices for fees and costs to date are reflected in accounts payable.

NOTE 8 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of September 30, 2025 and December 31, 2024. Series A stockholders have one vote per share on an “as converted” basis for all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are entitled to dividends, if declared by the Company’s board of directors (the “Board of Directors”) from legally available funds, distributed pro rata based on their Series A holdings on an as-converted basis. In the event of liquidation or dissolution, Series A stockholders share ratably in any remaining assets after liabilities are paid, with no liquidation preferences. Each Series A share is convertible into 82 shares of common stock at the stockholder’s discretion.

Common Stock

As of September 30, 2025 and December 31, 2024, the Company was authorized to issue 105,263,158 shares of common stock with a par value of $0.001 per share. The number of shares outstanding was 34,488,934 as of September 30, 2025 and 33,278,934 as of December 31, 2024. Common stockholders are entitled to one vote per share on all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are eligible for dividends, if declared by the Board of Directors from legally available funds, subject to the prior rights of any outstanding preferred stock and any contractual restrictions on dividend payments. In the event of liquidation or dissolution, common stockholders share ratably in any assets remaining after payment of liabilities and satisfaction of liquidation preferences of any outstanding preferred stock. Common stock carries no preemptive or subscription rights and is not convertible into other securities.

Stock Issued for Services

During the nine months ended September 30, 2025 and 2024, the Company issued 10,000 and 485,000, respectively, shares of common stock to a consultant in connection with business development and professional services. The Company valued the common stock issuances at $4 thousand and $467 thousand, respectively, based upon the closing market price of the Company’s common stock on the date of the agreement.

Stock Issued related to Acquisition

On March 1, 2024, the Company issued 15,000 shares of common stock to the former owner of Alliance Partners as consideration for extending the payment due date for the remaining balance of the Purchase consideration due.

See Note 1 - Purchase of Alliance Partners, LLC.

Equity Receivable

$500 thousand related to the AFIOS Partners investment was received in September 2025. Of the amount received, $450 thousand settled the equity receivable and $50 thousand was related to the over-allotment provision in the original contract that allowed AFIOS to invest an additional $1,000 thousand under the original terms. See the subsequent events for a discussion on the $1,000 thousand over-allotment invested.

Stock Options

The Company grants stock options as part of employee compensation and recognizes these options’ expense over the vesting period. If an employee does not meet certain conditions such as sales targets or leaves the Company before the options vest, these options are forfeited as they occur.

On December 7, 2021, the Board of Directors authorized the Company’s Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of the Company’s to enable the Company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to its long-term success. A total of 2,702,632 shares of common stock were previously authorized under the Company’s Equity Incentive Plan. As of September 30, 2025, 1,029,842 shares were cancelled as part of employee terminations and 1,250 thousand shares were added to the plan as part of the shareholder meeting. In total as of September 30, 2025, 2,788,009 shares are available for issuance.

On January 21, 2025, the Company extended the expiration term of vested and outstanding stock options to the former CFO. On July 8, 2025, the Company extended the expiration term for the former Corporate Secretary. The fair value was calculated both on the modification date and prior to the modification. The Company recorded a total option modification expense of $49 thousand.

During the nine months ended September 30, 2025, the Company granted 3,042,911 options to purchase common stock. The grants included:

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

5)

On July 1, 2025, the Company entered into a separation agreement with its former Chief Executive Officer and Chairman of the Board. Under the terms of the arrangement, all previously issued options were canceled and he was instead granted 700 thousand vested options, and 300 thousand performance-based options. The options have a three-year life and carry an exercise price of $1. The Company recognized $112 thousand related to this grant.

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2024	5,446,785	$1.29	7.15
Issued	3,042,911	0.78	–
Exercised	–	–	–
Cancelled	(3,087,342)	1.60	–
Outstanding as of September 30, 2025	5,402,354	$0.83	7.25
Outstanding as of September 30, 2025, vested	3,977,354	$0.88	7.45

The unvested options include a total of 1,425 thousand options contingent upon reaching specified sales milestones.

During the nine months ended September 30, 2025, the Company recorded $977 thousand in option expenses, which includes the modification expense noted above of $49 thousand.

The options vest in equal monthly installments ranging from immediately to 12 months. For the nine months ended September 30, 2025, the fair value of the options were valued using a Black-Scholes option pricing model with the following assumptions:

Market value of common stock on issuance date	$0.17 - $0.47
Exercise price	$0.42 - $1.77
Expected volatility	133.71% - 184.71%
Expected term (in years)	0.25 - 10.0
Risk-free interest rate	3.99% - 4.21%
Expected dividend yields	–

Warrants

As of September 30, 2025, the Company has 22,281,627 warrants outstanding. The following table summarizes warrant activity:

	Number of Warrants	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2024	15,906,627	$1.76	4.25
Cancelled	–	–	–
Issued	6,375,000	1.08	–
Outstanding as of September 30, 2025	22,281,627	$1.57	3.82

NOTE 9 – SUBSEQUENT EVENTS

On September 3, 2025, AppTech entered into a letter of intent with Infinitus Pay (“IP”) to acquire 100% of their equity in return for total consideration consisting of up to $3,000 thousand, up to 5,000 thousand shares of our common stock, and up to 4,000 thousand warrants. The purpose of the acquisition was to enhance AppTech’s product offerings while acquiring IP’s platform and book of business. The acquisition was completed on October 31, 2025. The purchase price accounting has not been completed, however, it is anticipated to be completed prior to the end of the allowable measurement period.

To finance the acquisition, AppTech entered into the following arrangements:

•	On October 30, 2025, $1,000 thousand was invested by two members of the AFIOS group. The original agreement with AFIOS Partners allowed for an additional $1,000 thousand to be invested in return for common stock and warrants. As of the date of this report, the shares and warrants have been issued.
•	On October 29, 2025, we secured a $1,000 thousand loan with an interest rate of 24% with a current investor and board member. The note is interest-only for December 2025 to March 2026, and thereafter will be paid in full with ten equal payments of principal and interest ending on January 2027. The note is secured by our accounts receivable and 10% of the IP stock.

On October 21, 2025, AppTech entered into a participation agreement with a related party that will invest $1,500 thousand in three equal monthly installments starting on November 15, 2025 and ending on January 15, 2026. In return for its investment, the group receives a percentage of gross revenues, until its invested funds are repaid with an IRR up to 28%. The investment group has the option to invest up to an additional $1,000 thousand.

On October 31, 2025, the current CEO provided a short term, non-interest bearing loan of $50,000 to the Company.

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

On September 3, 2025, AppTech entered into a letter of intent with Infinitus Pay (“IP”) to acquire 100% of their equity in return for a total package consisting of up to $3,000 thousand, up to 5,000 thousand shares of our common stock, and up to 4,000 thousand warrants The purpose of the acquisition was to enhance AppTech’s product offerings while acquiring IP’s platform and book of business. The acquisition was completed on October 31, 2025. The purchase price accounting has not been completed, however, it is anticipated to be completed prior to the end of the allowable measurement period.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three and nine months ended September 30, 2025 and 2024, respectively.

Revenue

Revenue was approximately $227 thousand for the three months ended September 30, 2025, compared to $43 thousand for the three months ended September 30, 2024, representing an increase of 428%. For the nine months ended September 30, 2025 and 2024, revenue was approximately $735 thousand and $224 thousand representing an increase of 228%. The increase was principally driven by an increase of our ISO and lending revenue.

Cost of Revenue

Cost of revenue was approximately $100 thousand for the three months ended September 30, 2025, compared to $24 thousand for the three months ended September 30, 2024, representing an increase of $76. For the nine months ended September 30, 2025 and 2024, cost of revenue was approximately $335 thousand and $49 thousand, representing an increase of $286 thousand. The increase was driven by the revenue share with our ISO partners.

General and Administrative Expenses

General and administrative expenses were approximately $1,373 thousand for the three months ended September 30, 2025, compared to $1,867 thousand for the three months ended September 30, 2024, representing a decrease of $494 thousand. The reduction was mainly driven by lower salaries and professional services.

General and administrative expenses were approximately $4,493 thousand and $6,669 thousand for the nine months ended September 30, 2025 and 2024, respectively, representing a decrease of 33%. The decrease was driven by lower professional fees, salaries, and stock-based compensation.

Research and Development Expenses

Research and development expenses were approximately $325 thousand for the three months ended September 30, 2025, compared to $2 thousand for the three months ended September 30, 2024, representing an increase of $323 thousand. The increase was due to higher third-party development costs related to maintaining and enhancing the FinZeo platform.

Research and development expenses were approximately $2,015 thousand and $1,278 thousand for the nine months ended September 30, 2025 and 2024, respectively. The increase was driven by higher third-party costs related to maintaining and enhancing the platform.

Interest Income (Expense)

Interest expense was approximately $17 thousand for the three months ended September 30, 2025, compared to an expense of $18 thousand for the three months ended September 30, 2024, representing an increase of $1 thousand. For the nine months ended September 30, 2025 and 2024, interest expense decreased to $24 thousand from $53 thousand. The change was due to the interest related to the assigned agreement with our banking partners.

Gain on Debt Extinguishment

Gain on debt extinguishment was approximately $13 thousand for the nine months ended September 30, 2025, compared to $0 for the nine months ended September 30, 2024, representing an increase of $13 thousand. The increase was driven by various accrued expenses written off.

Debt Discount Amortization

The amortization on debt discounts was $50 thousand for the three and nine months ended September 30, 2025, compared to $151 thousand for the three and nine months ended September 30, 2024. The changes were due to the amortization periods of each convertible note and the discounted amount.

Other Income (Expenses)

Other expense was $93 thousand for the three months ended September 30, 2025, compared to an expense of $6 thousand for the three months ended September 30, 2024. The increase of $87 thousand was primarily driven by the expensing of a security deposit related to a proposed financing event.

For the nine months ended September 30, 2025 compared to September 30, 2024, other expense decreased from $63 thousand to $8 thousand. The biggest driver was security deposit write off.

Liquidity and Capital Resources

The Company routinely evaluates its immediate working capital needs and liquidity sources. For the three months ended September 30, 2025 and September 30, 2024, the Company maintained its liquidity sources primarily through cash and cash equivalents, and proceeds received from the AFIOS Partners investment.

Cash and cash equivalents at September 30, 2025 and December 31, 2024 were $439 thousand and $868 thousand, respectively.

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

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(3,829)	$(4,968)
Net cash used in investing activities	$–	$(567)
Net cash provided by financing activities	$3,400	$4,358

Cash Flow from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025, was approximately $3,829 thousand, which is comprised of (i) our net loss of $6,232 thousand, adjusted for non-cash expenses totaling $2,095 thousand (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) decreased by changes in operating assets and liabilities of approximately $308 thousand.

Net cash used in operating activities during the nine months ended September 30, 2024, was approximately $4,968 thousand, which is comprised of (i) our net loss of $7,984 thousand, adjusted for non-cash expenses totaling $2,567 thousand (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) changes in operating assets and liabilities of approximately $449 thousand.

Cash Flow from Investing Activities

There was no cash used by investing activities during the nine months ended September 30, 2025. There was $567 thousand used in investing activities during the nine months ended September 30, 2024.

Cash Flow from Financing Activities

During the nine months ended September 30, 2025, net cash provided by financing activities was $3,400 thousand, which consists of proceeds received on the outstanding equity receivable at year-end, additional funds related to the AFIOS investment, and three convertible notes.

During the nine months ended September 30, 2024, net cash provided by financing activities was approximately $4,358 thousand. This amount primarily consists of $2,438 thousand in net proceeds from the issuance of common shares, $910 thousand from a convertible note, and $1,010 from a warrant exercise.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of September 30, 2025, there have been no significant changes to our critical accounting estimates nor to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Recent Accounting Pronouncements

As of September 30, 2025, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation with Former Law Firm

On March 13, 2025, Moses & Singer LLP filed a case against AppTech Payments Corp. for unpaid fees of approximately $445 thousand with the American Arbitration Association. AppTech has brought a counterclaim of legal malpractice for $800 thousand. Arbitration is confidential and ongoing; resolution is expected before or by spring 2026. Invoices for fees and costs to date are reflected in accounts payable.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
10.1	Securities Purchase Agreement, dated July 23, 2025, by and between AppTech Payments Corp. and Labrys Fund II, L.P. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed on July 29, 2025

10.2	Promissory Note, dated July 23, 2025, issued by AppTech Payments Corp. to Labrys Fund II, L.P. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on From 8-K filed on July 29, 2025

10.3	Securities Purchase Agreement, dated August 7, 2025, by and between AppTech Payments Corp. and GS Capital Partners, LLC incorporated by reference to Exhibit 10.1 to the Company’s Current Report on From 8-K filed on August 13, 2025

10.4	Promissory Note, dated August 7, 2025, issued by AppTech Payments Corp. to GS Capital Partners, LLC incorporated by reference to Exhibit 10.2 to the Company’s Current Report on From 8-K filed on August 13, 2025

10.5	Stock Purchase and Share Exchange Agreement, dated as of October 30, 2025, by and among the Company, Infinitus Pay Inc., the shareholders of Infinitus who are signatories thereto, and each of Kipp Bockhop and Alan Carr incorporated by reference to Exhibit 2.1 to the Company’s Current Report on From 8-K filed on November 5, 2025

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated November 13, 2025

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated November 13, 2025

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated November 13, 2025

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated November 13, 2025

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104.0	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Payments Corp.

Date: November 13, 2025	By:	/s/ Thomas DeRosa
	Name:	Thomas DeRosa
	Title:	Interim Chief Executive Officer

Date: November 13, 2025	By:	/s/ Felipe A. Corrado IV
	Name:	Felipe A. Corrado IV
	Title:	Chief Financial Officer and Treasurer

