Form 10-K
period 2025-12-31
AppTech Payments Corp.
filed 2026-03-31
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

5876 Owens Avenue

Suite 100

Carlsbad, California 92008

(760) 707-5959

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	APCX	OTC Venture Market
Warrants, each whole warrant exercisable for one share of common stock at an exercise price of $4.15	APCXW	OTC Venture Market

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

The aggregate market value of common stock of the registrant held by non-affiliates as of June 30, 2025, was approximately $19.0 million. As of March 31, 2026, 40,503,934 shares of common stock, $0.001 par value were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement with respect to the registrant’s 2026 Annual Meeting of Stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Item 1. Business

Business Overview

2025 was a defining year for AppTech Payments Corp. (“AppTech”). The Company entered the year with inherited structural, operational, and technological challenges that limited its ability to scale and compete effectively in the rapidly evolving financial services landscape. The legacy FinZeo acquisition, while strategically intended to position the Company in digital payments, required significant remediation. The inherited platform architecture was fragmented, the marketplace model was not commercially viable, and the product required substantial modernization to meet industry expectations. These issues constrained growth and created operational inefficiencies that needed to be addressed before the Company could pursue new opportunities.

Recognizing these challenges, the new management team undertook a comprehensive transformation of the Company. This included stabilizing operations, preserving existing revenue streams, restructuring internal processes, modernizing the technology stack, and repositioning the Company toward scalable, high-value financial technology infrastructure. The objective was not incremental improvement, but a fundamental repositioning of AppTech into a modern fintech infrastructure provider capable of supporting digital banking, embedded finance, and omnichannel payments at scale. By year-end, AppTech had rebuilt its foundation, aligned its teams, and established a clear strategic direction for long-term growth.

This transformation occurred during a period of rapid change in the financial services industry. Businesses, financial institutions, and technology platforms increasingly require modern, flexible, and compliant financial technology capable of supporting digital-first interactions, automated onboarding, and embedded financial services. The market is shifting toward unified platforms that reduce integration complexity, support multi-channel payment experiences, and deliver scalable financial services without requiring costly or disruptive changes to existing banking systems. Smaller and mid-sized banks, in particular, face mounting pressure to modernize their digital offerings but often lack the internal resources or infrastructure to do so effectively. These institutions represent a significant and underserved segment of the market.

To address these needs, AppTech deployed the AppTech Banking Platform, a modern financial services layer licensed and implemented in 2025. While architecturally similar to Banking-as-a-Service systems, AppTech positions this platform as a core Company technology rather than a traditional BaaS product. The platform enables digital banking capabilities, account-based processing, onboarding, compliance, and financial workflows through a unified, cloud-native architecture. It is designed as a multi-tenant, multi-bank system, allowing AppTech to support multiple financial institutions simultaneously and expand its banking partnerships over time. Importantly, the platform integrates alongside a bank’s existing core system rather than replacing it, enabling AppTech to deliver modern digital capabilities without requiring banks to undertake costly or disruptive system changes.

The Company’s first partner bank is now fully online and accepting clients through the AppTech Banking Platform. This relationship provides AppTech with a compliant and scalable foundation for delivering digital banking capabilities, account creation, payment services, and financial workflows. The close operational alignment between AppTech and its partner bank enhances the Company’s ability to deliver efficient onboarding, consistent compliance processes, and a streamlined path for clients to activate financial products, while maintaining the bank’s regulatory oversight and decision-making authority.

Building on this strengthened foundation, AppTech completed the acquisition of Infinitus Pay, Inc. (“IP”) in late 2025. IP brings a profitable business, a growing customer portfolio, and a robust cross-border payments and onboarding platform that integrates directly into the AppTech Banking Platform. Its technology expands AppTech’s capabilities in global payment acceptance, international payouts, multi-currency transactions, automated recipient onboarding, and compliance workflows. IP also contributes a sophisticated partner portal that provides detailed reporting, business metrics, and operational insights. This portal not only supports IP’s existing clients but also enhances AppTech’s broader sales channel by equipping partners with tools to identify opportunities, monitor client performance, and unlock client potential.

While the Company’s long-term strategy is centered on digital banking and embedded financial services, AppTech continues to operate and generate revenue from its FinZeo Payments-as-a-Service (“PaaS”) business. FinZeo remains an active and revenue-producing component of the Company’s operations, contributing approximately 10–15% of total revenue in 2025. Although the inherited marketplace structure required modernization and the original product did not meet commercial expectations, the underlying PaaS capabilities continue to serve merchants, ISOs, and technology partners. The Company stabilized this business, preserved its revenue, and repositioned it as a strategic channel for identifying future opportunities aligned with the Company’s broader financial technology strategy.

As a result of these efforts, AppTech emerges from 2025 as a fundamentally different company—one with a modern technology foundation, a scalable business model, a strengthened leadership team, and a clear strategic direction. The Company is now positioned to participate meaningfully in the next generation of digital financial services, with a platform capable of supporting financial institutions, technology companies, and SMEs with scalable, customizable financial solutions that reduce integration complexity and accelerate time-to-market.

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

Industry Background

The financial technology and payment processing industries continue to evolve rapidly as technological innovation, shifting consumer expectations, and new business models reshape the global financial landscape. Digital transformation is accelerating across all sectors, driving demand for modern payment systems, digital banking capabilities, and embedded financial services. Automated Clearing House (“ACH”) payments, card processing, and mobile-first financial interactions have become foundational components of the digital economy.

ACH payments have experienced sustained growth in both volume and value. In 2022, the ACH network processed 30 billion payments valued at $76.7 trillion, reflecting increases in both transaction volume and dollar value, according to the Federal Reserve Payments Study (2022). By 2023, The Clearing House reported more than 19 billion ACH transactions totaling $52.4 trillion, representing continued year-over-year expansion. Between 2018 and 2021, the dollar value of ACH payments grew at an annual rate of 12.7%, the highest growth rate recorded by the Federal Reserve Payments Study (2023).

Card payments remain the dominant method of consumer and business transactions. The Federal Reserve Payments Study highlights the significant volume of card-based transactions, and demand continues to rise as consumers adopt contactless and instant payment methods. The global shift toward digital wallets, tokenized payments, and mobile-enabled commerce is expected to continue accelerating.

The broader fintech sector is also expanding rapidly. According to Statista’s Digital & Trends – Neobanking US Report (2023), the industry is projected to grow at a compound annual growth rate of approximately 16.5% between 2024 and 2032. The same report estimates that digital banking, including FDIC-insured neobanks offering modern financial services, will reach a value of approximately $2.6 trillion by 2027, with more than 78 million users. Neobanks and fintech platforms are reshaping traditional banking models by offering digital-first experiences, lower costs, and enhanced convenience.

Smaller financial institutions, including credit unions, are increasingly adopting digital payment solutions to remain competitive. According to CUInsight’s Credit Unions Adopting Open Banking Payments report (2024), approximately 11% of credit unions had incorporated open banking payment options as of mid-2024, reflecting a growing trend toward advanced digital capabilities. Digital transformation enables these institutions to attract and retain members by offering secure, convenient financial services. Many are partnering with fintech companies to accelerate modernization efforts, consistent with broader industry findings highlighted in PwC’s Global Consumer Insights Survey.

The digital payments ecosystem presents significant revenue opportunities. PwC estimates a $60 billion revenue opportunity across digital payment channels, driven by mobile wallets, ACH systems, and embedded financial services. As digital payments become more deeply integrated into everyday financial interactions, businesses and financial institutions are seeking partners capable of delivering modern, scalable, and compliant financial technology.

Our Competitive Strengths

AppTech believes that the transformation completed in 2025 provides the Company with several meaningful competitive strengths that differentiate it within the financial technology landscape. The most significant of these is the AppTech Banking Platform, which enables the Company to deliver modern financial services through a single, cohesive architecture that reduces integration complexity and accelerates time-to-market for clients. The platform’s multi-tenant, multi-bank design allows AppTech to support multiple financial institutions concurrently and expand its banking partnerships over time, creating a scalable foundation for long-term growth. Because the platform integrates alongside a bank’s existing core system rather than replacing it, AppTech can deliver modern digital capabilities without requiring banks to undertake costly or disruptive system changes.

The acquisition of IP further enhances AppTech’s competitive position. IP’s cross-border payments, multi-currency capabilities, automated onboarding workflows, and compliance infrastructure integrate directly into the AppTech Banking Platform, expanding the Company’s ability to support international commerce and embedded finance use cases. IP’s partner portal strengthens AppTech’s sales ecosystem by providing detailed reporting and business metrics that help identify opportunities, optimize performance, and accelerate adoption.

AppTech’s ability to serve as both a technology provider and a sales enablement partner for smaller and mid-sized banks further differentiates the Company. These institutions represent a large and underserved segment of the market, and AppTech’s platform allows them to expand their digital capabilities and reach new customers without replacing their existing systems. This positioning creates mutually beneficial opportunities for both AppTech and its banking partners and supports the Company’s long-term growth objectives.

Finally, the Company’s decision to preserve and stabilize its FinZeo PaaS business provides an additional competitive advantage. While the inherited marketplace model required significant remediation, the underlying PaaS capabilities continue to generate revenue and serve as a valuable channel for identifying new opportunities. This dual-engine model—digital banking infrastructure combined with a stabilized payments business—positions AppTech to grow revenue while expanding its presence across multiple segments of the financial services ecosystem.

Our Growth Strategy

AppTech’s growth strategy is centered on leveraging the foundation established in 2025 to expand its banking relationships, scale its unified financial technology platform, and capitalize on the increasing demand for modern digital financial services. The Company intends to build on the capabilities of the AppTech Banking Platform by onboarding additional financial institutions, thereby increasing distribution channels and broadening its reach across the banking sector. The platform’s multi-tenant architecture enables AppTech to support multiple banks concurrently, creating opportunities to serve diverse market segments and deepen its presence within the financial services ecosystem.

A key component of the Company’s strategy is the full integration and expansion of the IP platform. By combining IP’s cross-border payments, onboarding automation, and compliance workflows with the AppTech Banking Platform, the Company aims to deliver a comprehensive suite of financial services that support both domestic and international commerce. IP’s sales pipeline and partner portal will play an important role in this strategy by providing AppTech and its partners with actionable insights that can drive client acquisition, improve performance, and accelerate adoption.

AppTech also intends to focus on underserved market segments, particularly smaller and mid-sized banks that lack the internal resources to modernize their digital offerings. By providing these institutions with modern financial technology that integrates alongside their existing core systems, AppTech can serve as both a technology provider and a sales enablement partner, helping banks expand their digital capabilities and reach new customers. This approach creates mutually beneficial opportunities for both AppTech and its banking partners and supports the Company’s long-term growth objectives.

In addition, AppTech plans to continue enhancing its unified financial technology stack, which integrates digital banking, account-based processing, omnichannel payments, automated onboarding, compliance automation, and cross-border capabilities into a single architecture. The Company believes that delivering these capabilities through a modular, extensible platform will reduce integration friction for clients and enable AppTech to support a wide range of deployment models, including off-the-shelf solutions, white-label offerings, and fully embedded financial services.

By strengthening its banking partnerships, scaling the AppTech Banking Platform, fully leveraging the IP acquisition, and stabilizing and utilizing the FinZeo PaaS business as a strategic channel, AppTech believes it is well positioned to drive meaningful expansion in 2026 and beyond.

Our Products and Services

AppTech offers a suite of financial technology solutions designed to empower financial institutions, technology providers, and enterprise brands to deliver modern, digital-first financial experiences. The Company’s unified platform integrates digital banking, omnichannel payments, onboarding automation, compliance workflows, and embedded financial services into a single, extensible architecture.

Merchant Services

AppTech’s historical core business consists of merchant transaction services. The Company generates revenue by processing credit and debit card payments through point-of-sale equipment, eCommerce gateways, periodic ACH payments, and gift and loyalty programs. AppTech currently supports more than 150 merchants across a wide range of industries. Each merchant has unique processing needs, and AppTech leverages multiple processing partners to ensure optimal alignment based on risk, volume, customer service, integration capabilities, product features, and profitability.

FinZeo Payments-as-a-Service (PaaS)

FinZeo remains an active and revenue-producing component of AppTech’s operations, contributing approximately 10–15% of total revenue in 2025. The platform provides ACH processing, card acceptance, eCheck services, mobile payments, electronic billing, and text-to-pay capabilities to merchants and partners across a variety of industries. While the inherited marketplace structure required modernization and the original product did not meet commercial expectations, the Company stabilized the business, preserved its revenue, and repositioned it as a strategic channel for identifying new opportunities aligned with the Company’s broader financial technology strategy.

Digital Financial Technology Platform consisting of Omnichannel Payments and Digital Banking

AppTech’s digital financial technology platform incorporates two primary product pillars: omnichannel digital payments and digital banking capabilities. The omnichannel payments pillar includes hosted eCommerce checkout, a flexible payment gateway, patented payment technologies, alternative payment methods, and mobile and contactless payments. The digital banking pillar provides financial institutions with the technology required to offer modern financial services to businesses, professionals, and individuals.

The platform supports the development and deployment of customized financial experiences through open and private APIs, third-party integrations, white-label capabilities, and optional professional services. Clients may deploy AppTech’s solutions off-the-shelf or embed them directly into their own applications.

AppTech’s patented text-to-pay technology enables B2B, B2C, and P2P payments via SMS, mobile push, email, and embedded links. Combined with additional patents in mobile-to-computer messaging and lead generation, these capabilities allow AppTech to deliver innovative customer engagement and payment experiences.

The platform also supports personalization, marketing automation, and online-to-offline attribution, enabling businesses to tailor financial experiences to individual customer preferences. Automation capabilities allow clients to configure financial incentives, cashback programs, and savings features such as round-ups. The platform’s open architecture supports embedded payments and financial services through flexible APIs.

AppTech continues to enhance its platform through ongoing development, integration, testing, and certification. The Company expects to introduce additional features, capabilities, and improvements as it advances toward broader market readiness.

Employees

As of the date of this annual report, we have six full-time employees. In addition to our employees, we utilize various consultants and contractors for other services on an as-needed basis.

Item 1A. Risk Factors

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

AppTech recognizes the critical importance of cybersecurity in protecting its operations, customer information, and proprietary data. The Company is committed to implementing robust security measures designed to mitigate the risk of cyber incidents that could disrupt business operations or compromise data integrity.

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

Governance

Our board of directors has ultimate oversight responsibility for our strategic and business risk management and delegates cybersecurity risk management oversight to its audit committee.

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

Item 2. Properties

Corporate headquarters is located at 5876 Owens Avenue, Suite 100, Carlsbad, CA 92008, consisting of approximately 3,000 square feet of leased office space. The Company does not own any real property.

Item 3. Legal Proceedings

Finzeo Seller Suit

On October 30, 2025, AppTech Payments Corp. filed a lawsuit in the United States District Court, Southern District of California, against Seller with claims for trade secret misappropriation, fraud, misrepresentation, conversion, unfair business practices, violation of California Penal Code section 502, and breach of contract. The litigation relates to AppTech’s acquisition of membership interests in a company and the company’s related product. The defendant has made claims of an offset based on alleged outstanding payments as part of the acquisition. On November 4, 2025, the Court entered an order approving the parties Stipulation/Joint re AppTech’s Motion for Temporary Restraining Order and Order. The case is currently in the discovery stage with the final pretrial conference scheduled for March 18, 2027.

On March 13, 2025, Moses & Singer LLP filed a case against AppTech Payments Corp. for unpaid fees of approximately $445 thousand with the American Arbitration Association. AppTech has brought a counterclaim of legal malpractice for $800 thousand. Arbitration is confidential and ongoing; resolution is expected before or by April 2026. Invoices for fees and costs to date are reflected in accounts payable.

Infinios Financial Services Litigation

On October 1, 2020, the Company entered into a strategic partnership with NEC PAYMENTS B.S.C., which subsequently became Infinios Financial Services B.S.C. (“Infinios”); on May 4, 2023, the Company notified Infinios of its intent to terminate the relationship and commenced good-faith negotiations, and in October 2023, the parties entered arbitration.

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

Litigation with Former Employees

On May 3, 2024, the Company was sued by three former employees over severance payments. In March 2025, the Company settled its lawsuit for $172 thousand. As of December 31, 2025, all monies owed have been paid.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company was delisted to the middle tier of the Over-The-Counter Venture Market (“OTCQB”) on May 20, 2025. AppTech trades under the symbol “APCX” and its warrants trade under the symbol “APCXW”.

Stockholder Data

As of December 31, 2025, 40,488,934 shares of our common stock were outstanding and held of record by more than 4,000 stockholders, and 14 shares of preferred stock held by 11 shareholders were outstanding.

Dividends

We have not declared or paid any cash dividends on our common stock since our inception.

Equity Compensation Plan

For information regarding securities authorized under the equity compensation plan, see Item 12.

Recent Sales of Unregistered Securities

In 2025, we did not sell any shares of stock that were not registered under the Securities Act of 1933, as amended, other than those sales previously reported in a Current Report on Form 8-K.

Recent Purchases of Equity Securities

We made no repurchases of our equity securities during the fourth quarter of the fiscal year ended December 31, 2025.

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

Business Overview

2025 was a defining year for AppTech Payments Corp. (“AppTech”). The Company entered the year with inherited structural, operational, and technological challenges that limited its ability to scale and compete effectively in the rapidly evolving financial services landscape. The legacy FinZeo acquisition, while strategically intended to position the Company in digital payments, required significant remediation. The inherited platform architecture was fragmented, the marketplace model was not commercially viable, and the product required substantial modernization to meet industry expectations. These issues constrained growth and created operational inefficiencies that needed to be addressed before the Company could pursue new opportunities.

Recognizing these challenges, the new management team undertook a comprehensive transformation of the Company. This included stabilizing operations, preserving existing revenue streams, restructuring internal processes, modernizing the technology stack, and repositioning the Company toward scalable, high-value financial technology infrastructure. The objective was not incremental improvement, but a fundamental repositioning of AppTech into a modern fintech infrastructure provider capable of supporting digital banking, embedded finance, and omnichannel payments at scale. By year-end, AppTech had rebuilt its foundation, aligned its teams, and established a clear strategic direction for long-term growth.

This transformation occurred during a period of rapid change in the financial services industry. Businesses, financial institutions, and technology platforms increasingly require modern, flexible, and compliant financial technology capable of supporting digital-first interactions, automated onboarding, and embedded financial services. The market is shifting toward unified platforms that reduce integration complexity, support multi-channel payment experiences, and deliver scalable financial services without requiring costly or disruptive changes to existing banking systems. Smaller and mid-sized banks, in particular, face mounting pressure to modernize their digital offerings but often lack the internal resources or infrastructure to do so effectively. These institutions represent a significant and underserved segment of the market.

To address these needs, AppTech deployed the AppTech Banking Platform, a modern financial services layer licensed and implemented in 2025. While architecturally similar to Banking-as-a-Service systems, AppTech positions this platform as a core Company technology rather than a traditional BaaS product. The platform enables digital banking capabilities, account-based processing, onboarding, compliance, and financial workflows through a unified, cloud-native architecture. It is designed as a multi-tenant, multi-bank system, allowing AppTech to support multiple financial institutions simultaneously and expand its banking partnerships over time. Importantly, the platform integrates alongside a bank’s existing core system rather than replacing it, enabling AppTech to deliver modern digital capabilities without requiring banks to undertake costly or disruptive system changes.

The Company’s first partner bank is now fully online and accepting clients through the AppTech Banking Platform. This relationship provides AppTech with a compliant and scalable foundation for delivering digital banking capabilities, account creation, payment services, and financial workflows. The close operational alignment between AppTech and its partner bank enhances the Company’s ability to deliver efficient onboarding, consistent compliance processes, and a streamlined path for clients to activate financial products, while maintaining the bank’s regulatory oversight and decision-making authority.

Building on this strengthened foundation, AppTech completed the acquisition of IP in late 2025. IP brings a profitable business, a growing customer portfolio, and a robust cross-border payments and onboarding platform that integrates directly into the AppTech Banking Platform. Its technology expands AppTech’s capabilities in global payment acceptance, international payouts, multi-currency transactions, automated recipient onboarding, and compliance workflows. IP also contributes a sophisticated partner portal that provides detailed reporting, business metrics, and operational insights. This portal not only supports IP’s existing clients but also enhances AppTech’s broader sales channel by equipping partners with tools to identify opportunities, monitor client performance, and unlock client potential.

While the Company’s long-term strategy is centered on digital banking and embedded financial services, AppTech continues to operate and generate revenue from its FinZeo Payments-as-a-Service (“PaaS”) business. FinZeo remains an active and revenue-producing component of the Company’s operations, contributing approximately 10–15% of total revenue in 2025. Although the inherited marketplace structure required modernization and the original product did not meet commercial expectations, the underlying PaaS capabilities continue to serve merchants, ISOs, and technology partners. The Company stabilized this business, preserved its revenue, and repositioned it as a strategic channel for identifying future opportunities aligned with the Company’s broader financial technology strategy.

As a result of these efforts, AppTech emerges from 2025 as a fundamentally different company—one with a modern technology foundation, a scalable business model, a strengthened leadership team, and a clear strategic direction. The Company is now positioned to participate meaningfully in the next generation of digital financial services, with a platform capable of supporting financial institutions, technology companies, and SMEs with scalable, customizable financial solutions that reduce integration complexity and accelerate time-to-market.

Financial Operations Overview

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items (in thousands, except per share data).

Revenues

Our Revenues. We derive our revenue by providing financial services to businesses.

Set up Fees

The Company provides one-time customer setup services that include gathering and validating required compliance documentation for its banking partners and performing the technical integration necessary to establish an operational merchant profile on the Company’s platform. As part of the setup, customers receive stand-alone value by receiving a named bank account with our banking partner that they can use independent of us. Setup services are satisfied at a point in time when the customer or subaccount is fully configured and enabled to transact on the platform. Revenue is recognized upon completion of setup, which generally coincides with month-end billing.

Monthly Platform and Transaction-Based Fees

Monthly recurring platform access fees and transaction-based fees represent consideration for continuous platform access and payment processing services and are recognized monthly as the services are performed. Transaction-based fees, which represent variable consideration, are recognized in the period in which the underlying transactions occur. Subaccount setup fees are recognized when the subaccount is established and made available for use.

Customers are invoiced in arrears at month-end, and amounts billed but not yet collected are recorded as accounts receivable.

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

Research and development. Includes the internal and outsourced services costs incurred to maintain and further develop the FinZeo and IP platforms, and the development of additional technology needed to pursue new product offerings.

Other income (expenses). Consists of interest on outstanding indebtedness and the gain/loss on debt extinguishment.

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the years ended December 31, 2025 and 2024, respectively. We have derived this data from our annual consolidated financial statements included elsewhere in this report.

The following table presents our historical results of operations for the periods indicated:

	Years ended December 31		Change
($ in thousands)	2025	2024	Amount	%

Revenue	$1,395	$276	$1,119	405.4%
Cost of revenue	624	52	572	1,100.0%
Gross profit	771	224	547	244.2%

Operating expenses
General and administrative	6,003	7,794	(1,791)	(23.0%	)
Research and development	2,347	1,977	370	18.7%
Total operating expenses	8,350	9,771	(1,421)	(14.5%	)

Loss from operations	(7,579)	(9,547)	1,968	(20.6%	)

Other income (expenses)
Interest expense, net	(121)	(67)	(54)	80.6%
Gain on debt extinguishment	13	1,245	(1,232)	(99.0%	)
Loss on change in fair value of contingent consideration	(174)	–	(174)	–
Debt discount amortization	(104)	(579)	475	(82.0%	)
Other income (expense)	45	15	30	200.0
Total other income (expenses)	(341)	614	(955)	(155.5%	)

Loss before income taxes	(7,920)	(8,933)	1,013	(11.3%	)

Provision for income taxes	–	–	–	–

Net loss	$(7,920)	$(8,933)	$1,013	(11.3%	)

Revenue

Revenue was approximately $1,395 thousand for the year ended December 31, 2025, compared to $276 thousand for the year ended December 31, 2024, representing an increase of $1,119 thousand or 405.4%. The increase was principally driven by the launch of our lending revenue vertical and the revenue generated from the IP platform.

Cost of Revenue

Cost of revenue was approximately $624 thousand for the year ended December 31, 2025, compared to $52 thousand for the year ended December 31, 2024, representing an increase of $572 thousand. The increase was principally driven by bank fees charged by our banking partner for our lending revenue vertical and an increase to referral partner payouts related to the IP acquisition.

General and Administrative Expenses

General and administrative expenses decreased 23.0% to approximately $6,003 thousand for the year ended December 31, 2025, from $7,794 thousand in 2024. The reduction was mainly due to lower salaries following the Company’s restructuring plan, lower professional fees, and less stock-based compensation.

Research and Development Expenses

Research and development expenses were approximately $2,347 thousand for the year ended December 31, 2025, compared to $1,977 thousand for the year ended December 31, 2024, representing an increase of 18.7%. The increase was solely driven by the Company’s decision to expand the development team to launch its lending vertical and the additional costs related to managing IP’s platform.

Other Income (Expenses)

Interest Expense

Interest expense was approximately $121 thousand and $67 thousand for the years ended December 31, 2025 and December 31, 2024, respectively, representing an increase of $54 thousand. The increase was due to the interest expense related to the convertible notes and liability assumption from our banking partner.

Gain on debt extinguishment

The gain on debt extinguishment was approximately $13 thousand for the year ended December 31, 2025 compared to $1,245 thousand for the year ended December 31, 2024. The decrease was due to the Company extinguishing less of its past debt.

Loss on change in fair value of contingent consideration

The loss was approximately $174 thousand for the year ended December 31, 2025 compared to $0 for the year ended December 31, 2024. The change was due to the Company adjusting the earnout owed to the Sellers of IP.

Debt discount amortization

The debt discount amortization was approximately $104 thousand for the year ended December 31, 2025, compared to $579 thousand for the year ended December 31, 2024. The change was due to the amount of convertible debt incurred in FY 2025 versus the prior year.

Other income (expenses)

Other expense was approximately $45 thousand for the year ended December 31, 2025, compared to other income of approximately $15 thousand for the year ended December 31, 2024, representing an increase of $30 thousand. The increase was primarily driven by interest income earned on the note receivable related to our banking parter relationship.

Liquidity and Capital Resources

The Company routinely evaluates its immediate working capital needs and liquidity sources. For the years ended December 31, 2025 and 2024, the Company maintained its liquidity sources primarily through cash and cash equivalents, convertible notes, and proceeds received from equity and equity-linked instruments to pay for services and compensation.

Cash and cash equivalents at December 31, 2025 and 2024 were $244 thousand and $868 thousand, respectively.

See Note 9 – Stockholders’ Equity.

Management's Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues and net cash used in operations. The Company's current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

Management is actively pursuing additional funding options and is confident that its revenue streams will begin generating revenue in the following twelve months from the issuance date of these financial statements.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting. In December 2025, Management began implementing comprehensive expense reduction strategies across the Company’s operations to enhance financial stability.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities ($ in thousands):

	2025	2024

Net cash used in operating activities	$(4,889)	$(7,457)
Net cash used in investing activities	$(1,884)	$(1,159)
Net cash provided by financing activities	$6,149	$8,203

Cash Flow from Operating Activities

Net cash used in operating activities during the year ended December 31, 2025 was approximately $4,889 thousand, which is comprised of (i) our net loss of $7,920 thousand, adjusted for non-cash expenses totaling $2,716 thousand (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) is decreased by changes in operating assets and liabilities of approximately $315 thousand.

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

Cash Flow from Investing Activities

Net cash used by investing activities during the year ended December 31, 2025 was approximately $1,884 thousand. This expenditure was primarily attributable to the acquisition of IP.

Net cash used by investing activities during the year ended December 31, 2024 was approximately $1,159 thousand. This expenditure was primarily attributable to capitalized software costs.

Cash Flow from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 was approximately $6,149 thousand, driven by net proceeds received of $3,550 thousand through the issuance of common shares and warrants, and $2,599 thousand proceeds received from notes payables, net of repayments.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Significant estimates include those related to the valuation of intangible assets acquired as part of the business combination and related contingent consideration. These estimates are based on historical experience and assumptions believed to be reasonable under current conditions. It's important to note that actual results could differ from these estimates.

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of December 31, 2025, there have been no significant changes to our critical accounting estimates nor to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Recent Accounting Pronouncements

As of December 31, 2025, there was no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

During the years ended December 31, 2025, and 2024, 10,000 shares and 260,000 shares of common stock were issued to consultants and employees in connection with business development, professional, and employment services with a value of $5 thousand and $267 thousand, respectively.

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

Item 9. Changes in and Disagreements with Accounts on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses in our internal control over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2025, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There have been no material changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter of 2025 that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information

For the quarter ended December 31, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the quarter ended December 31, 2025, no director or officer adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our executive officers will be presented under the caption “Executive Officers” in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended December 31, 2025 (the 2026 Proxy Statement) and is incorporated herein by reference.

The information required by this item regarding our compliance with Section 16 of the Exchange Act of 1934, as amended, will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management - Delinquent Section 16(a) Reports” in our 2026 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee will be presented under the caption “Corporate Governance - Board Committee - Audit Committee” in our 2026 Proxy Statement and is incorporated herein by reference.

We have adopted a written code of business ethics and conduct, known as the “Code of Business Conduct,” which applies to all our directors, officers, and employees, including our Chief Executive Officer and Chief Financial Officer. The full text is available on our website. The information required by this item regarding our code of ethics will be presented under the caption “Corporate Governance - Code of Business Conduct” in our 2026 Proxy Statement and is incorporated herein by reference. There is no material change.

The information required by this item regarding our insider trading policy will be presented under the caption “Insider Trading Policy” in our 2026 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be presented under the caption “Executive Compensation” in our 2026 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director compensation will be presented under the caption “Corporate Governance - Director Compensation” in our 2026 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our compensation committee will be presented under the caption “Corporate Governance - Compensation Committee Interlocks and Insider Participation” in our 2026 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership and certain beneficial owners and management will be presented under the caption “Security Ownership of Certain Beneficial Owners and Management” in our 2026 Proxy Statement and is incorporated herein by reference.

Equity Compensation Plan

The following table provides information, as of December 31, 2025, with respect to shares of our common stock that may be issued, subject to certain vesting requirements, under existing or future awards under our 2025 Equity Incentive Plan (“2025 Plan”). The 2025 Plan was approved by our Board of Directors and ratified by our shareholders at our 2025 Annual Shareholder Meeting.

	A	B		C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))

Equity compensation plans approved by security holders	811,312	$1.47	[7]	2,788,009
Equity compensation plans not approved by security holders	–	–		–
Total	811,312	$1.47		2,788,009

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related persons transactions will be presented under the caption “Certain Relationships and Related Persons Transactions” in our 2026 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding director independence will be presented under the caption “Corporate Governance - Independent Directors” in our 2026 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item regarding aggregate fees billed to us by our independent registered public accounting firm’s fees will be presented in our 2026 Proxy Statement and is incorporated herein by reference.

The information required by this item regarding our audit committee’s pre-approval policies and procedures will be presented in our 2026 Proxy Statement and is incorporated herein by reference.

____________________

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of AppTech Payments Corp.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of AppTech Payments Corp. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and cash used in operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Business Combination

As described in Note 1, the Company completed the acquisition of Infinitus Pay, Inc. for consideration transferred which included cash, equity, and contingent consideration. The acquisition resulted in the recognition of goodwill and identifiable intangible assets. The Company engaged a third-party valuation specialist to assist in valuing the identifiable intangible assets as well as the contingent consideration.

How the Critical Audit Matter was Addressed in the Audit

Auditing the Company’s accounting for the acquisition required significant auditor judgment due to the complexity of estimating the fair value of the acquired intangible assets and contingent consideration. These estimates involved significant assumptions and judgements with respect to forecasted revenue growth rates, profit margins, royalty rates, and discount rates.

Our audit procedures related to the Company’s valuation of identifiable intangible assets and the contingent consideration for the businesses combination included the following, among others:

We gained an understanding of the methods used by management to account for the business combination, including the use of a third-party valuation specialist. We evaluated the purchase price allocation performed by the third-party valuation specialist engaged by management. Our procedures included evaluating the professional qualifications and objectivity of the specialist, assessing the appropriateness of the valuation methodologies used, and testing the completeness and accuracy of the underlying data provided to the specialist. We evaluated the reasonableness of key assumptions, including forecasted revenue growth rates, profit margins, royalty rates, and discount rates by comparing them to relevant industry benchmarks, market data, and the Company's historical performance. Additionally, we assessed the consistency of these assumptions with the Company's strategic plans and other information obtained during our audit as well as for indications of management bias.

/s/ dbbmckennon

We have served as the Company’s auditor since 2014
San Diego, California
March 31, 2026

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS

($ in thousands, except per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$244	$868
Accounts receivable	350	43
Prepaid expenses	25	159
Interest receivable	46	–
Other current assets	250	1,350
Total current assets	915	2,420
Right of use asset	18	86
Security deposit	32	86
Intangible assets, net of accumulated amortization	4,151	3,410
Goodwill	2,956	1,161
Capitalized software development, net of accumulated amortization	1,321	1,823
TOTAL ASSETS	$9,393	$8,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,566	$1,853
Accrued liabilities	1,321	1,519
Notes payable	250	–
Notes payable – related party	1,000	–
Convertible notes payable, net of discount of $66	717	–
Deferred revenue	5	–
Contingent consideration	564	–
Right of use liability	18	68
Total current liabilities	6,441	3,440
Long-term liabilities
Right of use liability, net of current portion	–	18
Notes payable – related party, net of current portion	1,000	–
Notes payable, net of current portion	59	61
Total long-term liabilities	1,059	79
TOTAL LIABILITIES	7,500	3,519

Commitments and contingencies (Note 8)	–	–

Stockholders’ equity
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at December 31, 2025 and 2024	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 40,488,934 and 33,278,934 issued and outstanding at December 31, 2025 and 2024, respectively	40	33
Additional paid-in capital	178,470	174,131
Accumulated deficit	(176,617)	(168,697)
Total stockholders’ equity	1,893	5,467
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,393	$8,986

See accompanying notes to the consolidated financial statements

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	December 31, 2025	December 31, 2024

Revenues	$1,395	$276
Cost of revenues	624	52
Gross profit	771	224

Operating expenses:
General and administrative, including stock-based compensation of $981 thousand and $1,254 thousand, for the years ended December 31, 2025 and 2024, respectively	6,003	7,794
Research and development, including stock-based compensation of $0 thousand and $138 thousand, for the years ended December 31, 2025 and 2024, respectively	2,347	1,977
Total operating expenses	8,350	9,771

Loss from operations	(7,579)	(9,547)

Other income (expenses)
Interest expense	(121)	(67)
Gain on debt extinguishment	13	1,245
Loss on change in fair value of contingent consideration	(174)	–
Debt discount amortization	(104)	(579)
Other income	45	15
Total other expenses	(341)	614

Loss before provision for income taxes	(7,920)	(8,933)

Provision for income taxes	–	–

Net loss	(7,920)	(8,933)
Deemed dividend related to warrant resets	–	(15)
Net loss attributable to common stockholders	$(7,920)	$(8,948)

Basic and diluted net loss per common share	$(0.23)	$(0.35)
Weighted-average number of shares used basic and diluted per share amounts	34,872,578	25,305,837

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except per share data)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance December 31, 2023	14	$–	22,251,742	$22	$163,921	$(159,749)	$4,194
Net loss	–	–	–	–	–	(8,933)	(8,933)
Stock-based compensation	–	–	260,000	–	1,392	–	1,392
Net proceeds from sale of common stock	–	–	6,473,180	7	6,281	–	6,288
Offering costs	–	–	–	–	(68)	–	(68)
Repricing of warrants	–	–	–	–	15	(15)	–
Shares issued for debt conversion	–	–	1,975,606	2	1,124	–	1,126
Warrants issued	–	–	–	–	334	–	334
Warrants exercised, net	–	–	1,666,667	2	1,008	–	1,010
Warrants exercised – cashless	–	–	521,739	–	–	–	–
Shares issued with notes payable	–	–	130,000	–	124	–	124
Balance December 31, 2024	14	$–	33,278,934	$33	$174,131	$(168,697)	$5,467
Net loss	–	–	–	–	–	(7,920)	(7,920)
Stock-based compensation	–	–	10,000	–	981	–	981
Net proceeds from sale of common stock	–	–	2,200,000	2	2,198	–	2,200
Warrants issued for acquisition	–	–	–	–	365	–	365
Common stock issued for Infinitus Pay, Inc acquisition	–	–	5,000,000	5	795	–	800
Balance December 31, 2025	14	$–	40,488,934	$40	$178,470	$(176,617)	$1,893

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands, except per share data)

	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,920)	$(8,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	981	1,392
Gain on debt extinguishment	(13)	(1,245)
Loss on change in fair value of contingent consideration	174	–
Amortization of debt discount	104	579
Amortization of intangible assets and software	1,470	1,423
Write-off of note receivable	–	26
Changes in operating assets and liabilities:
Accounts receivable	(308)	(12)
Prepaid expenses	134	46
Other current assets	(46)	(1,350)
Accounts payable	726	1,150
Accrued liabilities	(196)	(413)
Deferred revenue	5	(94)
Right of use asset and liability, net	–	(26)
Net cash used in operating activities	(4,889)	(7,457)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development	–	(1,081)
Other assets	55	(78)
Cash paid for Infinitus Pay, Inc. acquisition	(2,000)	–
Cash acquired, acquisition of Infinitus Pay, Inc.	61	–
Net cash used in investing activities	(1,884)	(1,159)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	2,200	6,288
Proceeds from notes payable - related party	2,000	–
Proceeds from notes payable	–	200
Repayments of note payable	(250)	(205)
Proceeds from convertible note payable	849	910
Proceeds from equity receivable	1,350	–
Proceeds received from exercise of stock options and warrants	–	1,010
Net cash provided by financing activities	6,149	8,203
Changes in cash and cash equivalents	(624)	(413)
Cash and cash equivalents, beginning of year	868	1,281
Cash and cash equivalents, end of year	$244	$868
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest	$66	$67
Cash paid for income taxes	$–	$–
NON-CASH INVESTING AND FINANCING ACTIVITIES
Goodwill from acquisition	$1,795	$–
Intangible assets from acquisition	$1,709	$–
Non-cash discount on issuance	$170	$–
Assumption of notes payable, through the issuance of note receivable	$250	$–
ROU assets and lease liabilities recognized from the new lease	$–	$86
Shares issued for debt conversion	$–	$1,126
Shares issued for prepaid services	$–	$68
Shares issued with notes payable	$–	$124
Warrants issued with convertible notes payable	$–	$334

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

Purchase of Infinitus Pay, Inc.

On October 31, 2025 (the “Acquisition Date”), the Company acquired 100% of the outstanding equity interests of Infinitus Pay Inc., a provider of payment platform solutions, pursuant to a Stock Purchase and Share Exchange Agreement dated October 30, 2025. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The acquisition enhances the Company’s Banking-as-a-Service (BaaS) and digital commerce offerings by integrating IP’s technology platform and customer relationships.

The fair value of consideration transferred as of the Acquisition Date was as follows:

Consideration Transferred	Fair Value ($)
Cash paid at closing	2,000
Common stock issued (5,000,000 shares at $0.16 per share)	800
Warrants issued	365
Contingent consideration	390
Total consideration transferred	3,555

The fair value of the common stock was determined using the Company’s closing market price on the Acquisition Date.

The warrants were classified as equity and recorded within additional paid-in capital at their estimated fair value on the Acquisition Date. Fair value was determined using an option-pricing model incorporating assumptions for expected volatility, expected term, and risk-free interest rate. Because the warrants are equity-classified, they are not subject to subsequent remeasurement.

The contingent consideration represents a revenue-based earnout of up to $1,000 thousand payable in cash upon achievement of specified post-acquisition performance targets. The earnout was measured at fair value using a Monte Carlo simulation approach. The contingent consideration liability will be remeasured at fair value at each reporting date, with changes recognized in earnings.

Allocation of Purchase Price

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the Acquisition Date as follows. Net identifiable assets acquired totaled $1,760 thousand. Goodwill of $1,795 thousand was recognized as the excess of total consideration transferred over the fair value of net identifiable assets acquired. Goodwill primarily represents expected synergies from combining operations, the value of the assembled workforce, and anticipated future growth opportunities. Of the total intangible assets acquired of $3,504 thousand, $1,387 thousand related to software development which will be depreciated on a straight-line basis over a 5-year period.

The following unaudited pro-forma combined financial information is based on the financial statements of the Company and Infinitus Pay, Inc. There were no material proforma adjustments to record.

	December 31, 2024
$ in thousands	AppTech Payments Corp.	Infinitus Pay, Inc.	Pro-Forma Combined
Revenues	$276	$12	$288
Net income (loss)	$(8,933)	$5	$(8,928)

	December 31, 2025
$ in thousands	AppTech Payments Corp.	Infinitus Pay, Inc.	Pro-Forma Combined
Revenues	$1,395	$268	$1,663
Net income (loss)	$(7,920)	$13	$(7,907)

This contingent consideration liability is classified as a Level 3 fair value measurement; it is remeasured at each reporting date with changes in fair value recognized in earnings. The following table presents a rollforward of the liability for the period:

$ in thousands	December 31, 2025
Beginning balance	$–
Contingent consideration at acquisition date	390
Loss on change in fair value of contingent consideration	174
Total contingent consideration	$564

Liquidity and Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues and net cash used in operations. The Company's current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

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

Basis of Consolidation

The consolidated audited financial statements include the accounts of AppTech Payments Corp. and its wholly owned subsidiaries. All significant inter-company accounts and transactions are eliminated in consolidation.

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

The Company makes critical estimates and assumptions in valuing identifiable intangible assets from the IP acquisition, and its related contingent considerations. Actual results could differ from those estimates.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits of $250,000 per institution that pays Federal Deposit Insurance Corporation (“FDIC”) insurance premiums. The Company has never experienced any losses related to these balances.

As of December 31, 2025, one customer accounted for 16% of the accounts receivable balance compared to three customers accounting for 85% in 2024.

For the year ended December 31, 2025, two customers accounted for 31% and 15% of our revenues compared to 34%, 22% and 15% for the top three customers for the year ended December 31, 2024. The loss of the customers would have a significant impact on the Company's financials

Cash and Cash Equivalents

The Company's cash consists of cash on deposit at its bank. Cash equivalents, if applicable, represents highly liquid investments with maturities of three months or less at the date of purchase. Management determines the appropriate classification.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable are recorded at the invoiced amount and presented net of an allowance for credit losses, when applicable. The Company estimates the allowance for credit losses using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical loss experience is generally the starting point for estimating expected credit losses, which is then adjusted for current conditions and reasonable and supportable forecasts of future economic conditions, as applicable. The Company regularly monitors receivables for collectability and updates its estimate of expected credit losses at each reporting date.

Historically, the Company has not experienced significant credit losses on its accounts receivable and, as a result, maintains an allowance for credit losses of $0 as of December 31, 2025 and December 31, 2024, respectively. The Company has not written off any material accounts receivable balances in the periods presented.

Loan Receivables and Interest Income

Loan receivable represents amounts due to the Company under contractual lending arrangements. Loans are recorded at their outstanding principal balance, net of any allowance for expected credit losses, when applicable. The Company evaluates loan receivables for collectability on a regular basis and considers relevant factors such as payment history, financial condition of the borrower, and current economic conditions.

Interest income is recognized over the term of the loan using the effective interest method, based on the principal amount outstanding. Accrual of interest is discontinued when, in management’s opinion, the collectability of principal or interest becomes uncertain. Payments received on nonaccrual loans are applied to principal unless otherwise determined by management.

Convertible Notes

Convertible notes represent debt instruments that may be converted into the Company’s equity securities upon the occurrence of certain events or at the option of the holder, in accordance with the terms of the agreement. Convertible notes are recorded at their principal amount, net of any unamortized debt discount and issuance costs.

The Company evaluates the terms of each convertible note to determine whether any embedded features, including conversion options, should be accounted for separately or as a component of the note. Debt discounts, including those arising from embedded derivative liabilities or other embedded elements, are amortized to interest expense over the term of the notes using the effective interest method.

Upon conversion, the carrying value of the convertible note, including any unamortized discount, is reclassified to equity.

Revenue Recognition

The Company accounts for revenue under Accounting Standards Codification (“ASC”) 606 Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers.

Setup Fees

The Company provides one-time customer setup services that include gathering and validating required compliance documentation for its banking partners and performing the technical integration necessary to establish an operational merchant profile on the Company’s platform. As part of the setup, customers receive stand-alone value by receiving a named bank account with our banking partner that they can use independent of us. Setup services are satisfied at a point in time when the customer or subaccount is fully configured and enabled to transact on the platform. Revenue is recognized upon completion of setup, which generally coincides with month-end billing.

Monthly Platform and Transaction-Based Fees

Monthly recurring platform access fees and transaction-based fees represent consideration for continuous platform access and payment processing services and are recognized monthly as the services are performed. Transaction-based fees, which represent variable consideration, are recognized in the period in which the underlying transactions occur. Subaccount setup fees are recognized when the subaccount is established and made available for use.

Customers are invoiced in arrears at month-end, and amounts billed but not yet collected are recorded as accounts receivable.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. During the years ended December 31, 2025 and 2024, there was $0 in asset impairments.

Leases

The Company recognizes right-of-use assets and lease liabilities at the commencement date of the lease based on the present value of remaining fixed and determinable lease payments over the lease term. The Company calculates the present value of future payments by using an estimated incremental borrowing rate, which approximates the rate at which the Company would borrow on a secured basis and over a similar term, and recognizes lease expense for operating leases on a straight-line basis over the lease term. Right-of-use assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The Company uses the incremental borrowing rate on the commencement date in determining the present value of the lease payments.

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

Lease payments included in the measurement of the lease liability are comprised of fixed payments, variable payments that depend on index or rate, and amounts probable to be payable under the exercise of the Company option to purchase the underlying asset if reasonably certain. Variable lease payments are presented as operating expenses in the Company’s statement of operations in the same line as expense arising from fixed lease payments. As of December 31, 2025 and 2024, management determined that there were no variable lease costs.

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

The Company’s income tax returns are based on calculations and assumptions that are subject to examination by the Internal Revenue Service and other tax authorities. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. While the Company believes it has appropriate support for the positions taken on its tax returns, the Company regularly assesses the potential outcomes of examinations by tax authorities in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, income taxes payable and deferred taxes in the period in which the facts that give rise to a revision become known. As of December 31, 2025 and 2024, the Company does not believe any provisions are required in connection with uncertain tax positions.

Research and Development

Research and Development (R&D) expenses include internal and outsourced service costs incurred to maintain the FinZeo and Infintus Pay, Inc platforms. Per ASC 730, R&D costs are expensed as incurred. Total R&D expenses for the years ended December 31, 2025 and December 31, 2024, were approximately $2,347 thousand and $1,977 thousand, respectively.

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

The number of common stock equivalents not included in diluted income per share for the years ended December 31, 2025 and 2024, respectively are presented below. The weighted average number of common stock equivalents is not included in diluted income (loss) per share, because the effects are anti-dilutive.

	December 31, 2025	December 31, 2024
Series A preferred stock	1,148	1,148
Warrants	28,781,627	15,906,627
Options	5,402,354	5,446,785
Total	34,185,129	21,354,560

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

Fair Value Measurements

The Company measures certain assets and liabilities at fair value in accordance with applicable accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company categorizes fair value measurements within a three-level hierarchy based on the nature of the inputs used in the valuation, as follows:

•	Level 1 — Inputs are quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.
•	Level 2 — Inputs are observable for the asset or liability, either directly or indirectly, but do not include quoted prices for identical instruments in active markets. These inputs may include quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, and other observable inputs such as interest rates and yield curves.
•	Level 3 — Inputs are unobservable and reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability. These inputs are developed based on the best information available in the circumstances.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of the asset or liability within the fair value hierarchy.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issues Accounting Standards Updates (“ASUs”) to amend the authoritative accounting guidance in the Accounting Standards Codification (“ASC”).

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and decision-usefulness of income tax disclosures. The standard requires, among other items, enhanced rate reconciliation disclosures (including disaggregation of significant reconciling items by nature and jurisdiction) and expanded disclosures of income taxes paid, net of refunds, by jurisdiction. The Company adopted ASU 2023-09 effective January 1, 2025. The adoption did not impact the Company’s consolidated financial position, results of operations, or cash flows, as the guidance is disclosure-only in nature.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (the “internal-use software update”). This ASU modernizes the accounting for internal-use software costs to better reflect agile development methods. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Per the guidance, the effective date of the ASU is for annual reporting periods after December 15, 2027.

Except as noted above, the Company believes that recent ASUs issued by the FASB either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

NOTE 3 – OTHER CURRENT ASSETS

On December 13, 2024, the Company entered into an agreement with AFIOS Partners (“AFIOS”) for a $5,000 thousand direct investment, including an overage of $1,000 thousand. As part of the arrangement, AFIOS received 6,050,000 shares at an average price of $0.99 per share, 6,250,000 warrants to purchase our common stock at $0.90 per share and 7,970,000 warrants to purchase common stock at $1.20 per share. As of December 31, 2024, $1,350 thousand was receivable related to this agreement, which was fully collected in the first quarter of 2025.

See Note 9 – Notes Payable – Stock Issued as part of an Investment.

On April 11, 2025, the Company entered a three-party agreement with one of its banking partners and software providers. Under the terms of the arrangement, AppTech agreed to pay a $103 thousand licensing fee to the software provider. In addition, the banking partner held a $250 thousand note receivable bearing 8% interest with the software provider, while the software provider held an offsetting liability to the banking partner. As part of this arrangement, AppTech assumed the note receivable and offsetting note payable to the software provider and banking partner, respectively. AppTech further paid the accumulated interest to the bank and established an interest receivable from the software provider. The note receivable matures on June 2026, and may be converted early if a financing event occurs. As of December 31, 2025, the accrued interest on the note receivable was $46 thousand.

 NOTE 4 – INTANGIBLE ASSETS

Intellectual Property

The Company has two patent portfolios. As of December 31, 2025 and 2024, we have gross value of patents at $407 thousand. As of December 31, 2025 and 2024, accumulated amortization is approximately $407 thousand and $368 thousand, respectively.

As part of the Infintitus Pay, Inc transaction, the Company acquired intangible assets valued at $3,504 thousand, which includes $1,795 thousand of goodwill. $322 thousand in trademarks will not be depreciated, however, the remaining $1,387 thousand in acquired technology will be amortized on a straight-line basis over 60 months.

As of December 31, 2025 and 2024, we have gross value of acquired technology of $6,108 thousand and $4,400 thousand, respectively. For the same periods, the accumulated amortization is approximately $1,957, thousand and $1,029 thousand, respectively.

Intellectual Property	December 31, 2025	December 31, 2024
Beginning balance	$3,410	$4,428
Acquisition of intangible assets	1,709	–
Amortization expenses	(968)	(1,018)
Ending balance	$4,151	$3,410

Capitalized Software Development Cost

The Company capitalizes certain costs related to the development of its digital payment and banking platform.

As of December 31, 2025 and 2024, the Company has gross value of capitalized software development cost at $2,647 thousand and accumulated amortization is approximately $1,326 thousand and $824 thousand, respectively.

Capitalized Software Development Cost	December 31, 2025	December 31, 2024
Beginning balance	$1,823	$1,147
Additions	–	1,081
Amortization expenses	(502)	(405)
Ending balance	$1,321	$1,823

Goodwill

On October 31, 2025, the Company completed the acquisition of Infinitus Pay, Inc. The difference between the fair value of the purchase price and the net assets acquired is recorded as goodwill. As of December 31, 2025 and 2024, the goodwill was approximately $2,956 thousand and $1,161 thousand, respectively.

See Note 1 – for a discussion of the purchase price accounting for Infinitus Pay, Inc.

Amortization Schedule

The following table presents the estimated aggregate amortization expense for each of the five succeeding fiscal years related to intangible assets subject to amortization as of December 31, 2025 (in thousands):

Fiscal Year Ending December 31	Amortization Expense
2026	$1,661
2027	1,591
2028	1,224
2029	444
2030	230

The estimated amortization expense is based on the carrying value of intangible assets and their remaining useful lives as of the balance sheet date. These estimates are subject to change based on future acquisitions, disposals, or impairments of intangible assets.

NOTE 5 – ACCRUED LIABILITIES

	December 31, 2025	December 31, 2024
Payables due to seller for acquisition	$1,200	$1,200
Accrued payroll	64	202
Accrued residuals	–	15
Other	57	102
Total accrued liabilities	$1,321	$1,519

In connection with the original purchase of Alliance Partners, $1,200 thousand remained outstanding as of December 31, 2025 and 2024, respectively. The payable amount is secured by substantially all the Company's assets.

NOTE 6 – NOTES PAYABLE

The Company has a 30-year unsecured note payable with the U.S. Small Business Administration. The note payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. Payments totaling $4 thousand are due each year through the maturity date of July 1, 2050.

As of December 31, 2025 and 2024, the balance of the note payable was $59 thousand and $61 thousand, respectively.

See Note 3 – for a discussion of the notes payable related to the three-party agreement entered in April 2025.

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

Convertible Note

During the year ended December 31, 2025, the Company entered into multiple unsecured convertible note agreements with third-party lenders, with principal amounts ranging from approximately $300 thousand to $360 thousand, bearing stated interest rates of 10%, and original issue discounts ranging from $50 thousand to $60 thousand. The notes have terms of six to twelve months, with maturities between December 2025 and August 2026. In December 2025, the Company was granted a one-month extension on one of its original convertible notes with an original due date in December 2025, in return for paying an additional $2 thousand of interest. The note was paid off in January 2026. The two other convertible notes remain outstanding as of December 31, 2025.

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

As of December 31, 2025, the aggregate principal balance of these notes was approximately $783 thousand, and accrued interest totaled approximately $31 thousand.

On July 10, 2024, the Company issued a 6% convertible debenture ($1,100 thousand principal, sold for $1,000 thousand with a 10% discount) and a five-year warrant for 750,000 common shares to an investor in a private placement. Net proceeds were $910,000 after fees, with 100,000 commitment shares issued. The initial conversion price was $1.07 per share and the warrant exercise price was $1.16 per share. The conversion prices were reduced to $0.70 per share in August 2024 and $0.56 per share in November 2024 due to dilutive issuances, resulting in a $15,000 repricing charge. The warrant was fully exercised cashless for 521,739 shares, and the debenture fully converted for 1,975,606 shares in late 2024. The Company amortized the $579 thousand debt discount and recognized a $26 thousand interest expense in 2024. All obligations were satisfied as of December 31, 2024.

Related Party Liabilities

On October 21, 2025, the Company entered into a revenue participation agreement with a related party that committed to invest $1,500 thousand in three equal monthly installments beginning November 15, 2025 and ending January 15, 2026. In February 2026, the agreement was amended to increase the total committed investment to $2,000 thousand, including an additional $500 thousand contribution. Under the agreement, the Company is required to make monthly payments equal to a percentage of gross contract revenue. As amended, the participant is entitled to 1.75% of gross contract revenue, subject to increase up to 10% under certain conditions. Payments are due monthly and are subject to minimum payment requirements that increase periodically over the term of the agreement from $4 thousand to $73 thousand.

The agreement term commenced on November 1, 2025 and continues through December 31, 2029. The Company is required to make payments equal to the greater of the calculated revenue participation amount or the contractual minimum payment. The obligation is secured by a pledge of 10% of intellectual property-related revenues and 10% of the issued and outstanding equity of Infinitus Pay, Inc.

The Company is obligated to repay the $2,000 thousand contribution on a prorated basis over the final eighteen months of the agreement term.

The agreement includes (i) a participant put option, exercisable beginning December 31, 2027, requiring repayment at an amount that provides a 20% internal rate of return, and (ii) a Company call option permitting early termination subject to payment of a premium designed to provide a 28% internal rate of return. As of December 31, 2025, the balance of the participation liability was $1,000 thousand and interest expense of $4 thousand had been paid.

On October 29, 2025, we secured a $1,000 thousand loan with an interest rate of 24% with a current investor and board member. The note is interest-only for December 2025 to March 2026, and thereafter will be paid in full with ten equal payments of principal and interest ending on December 2026. The note is secured by our accounts receivable and 10% of the Infinitus Pay, Inc stock. As of December 31, 2025, the first interest payment of $20 thousand had been paid.

The current CEO is owed approximately $50 thousand related to expense reimbursements. The payable is recorded in accounts payable. The full amount remained outstanding as of December 31, 2025.

NOTE 7 – RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its corporate office in Carlsbad, California, which was set to expire in 2025. In December 2024, the Company extended its lease for fourteen months through March 2026, with an option to extend for an additional fourteen months. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an incremental borrowing rate of 8.5% within the calculation. The following are the expected future minimum lease payments as of December 31, 2025, including the total amount of imputed interest related (in thousands):

2026	$18
Minimum Future Lease Payments	$18
Less: Imputed interest	–
Total Minimum Future Lease Payments	$18

The rent expense was $77 thousand and $80 thousand for the years ended December 31, 2025 and 2024, respectively. The Company is currently paying rent on a month-to-month basis.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

Lawsuit with Former Lawyers

On March 13, 2025, Moses & Singer LLP filed a case against AppTech Payments Corp. for unpaid fees of approximately $445 thousand with the American Arbitration Association. AppTech has brought a counterclaim of legal malpractice for $800 thousand. Arbitration is confidential and ongoing; resolution is expected before or by April 2026. Invoices for fees and costs to date are reflected in accounts payable.

Finzeo Seller Suit

On October 30, 2025, AppTech Payments Corp. filed a lawsuit in the United States District Court, Southern District of California, against Seller with claims for trade secret misappropriation, fraud, misrepresentation, conversion, unfair business practices, violation of California Penal Code section 502, and breach of contract. The litigation relates to AppTech’s acquisition of membership interests in a company and the company’s related product. The defendant has made claims of an offset based on alleged outstanding payments as part of the acquisition. On November 4, 2025, the Court entered an order approving the parties Stipulation/Joint re AppTech’s Motion for Temporary Restraining Order and Order. The case is currently in the discovery stage with the final pretrial conference scheduled for March 18, 2027.

Litigation with Former Employees

On May 3, 2024, the Company was sued by three former employees over severance payments. In March 2025, the Company settled its lawsuit for $172 thousand. As of December 31, 2025, all monies owed have been paid.

Infinios Financial Services Litigation

On October 1, 2020, the Company entered into a strategic partnership with NEC PAYMENTS B.S.C., which subsequently became Infinios Financial Services B.S.C. (“Infinios”); on May 4, 2023, the Company notified Infinios of its intent to terminate the relationship and commenced good-faith negotiations, and in October 2023, the parties entered arbitration.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of Series A preferred stock (“Series A”) with a par value of $0.001 per share. As of December 31, 2025 and 2024, fourteen (14) Series A shares were outstanding. Series A shareholders have one vote per share on an “as converted” basis for all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are entitled to dividends, if declared by the Board of Directors from legally available funds, distributed pro rata based on their Series A holdings on an as-converted basis. In the event of liquidation or dissolution, Series A shareholders share ratably in any remaining assets after liabilities are paid, with no liquidation preferences. Each Series A share is convertible into 82 shares of common stock at the holder’s discretion.

Common Stock

As of December 31, 2025 and December 31, 2024, the Company is authorized to issue 105,263,158 shares of common stock with a par value of $0.001 per share. The number of shares outstanding was 40,488,934 as of December 31, 2025 and 33,278,934 as of December 31, 2024. Common stockholders are entitled to one vote per share on all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are eligible for dividends, if declared by the Board of Directors from legally available funds, subject to the prior rights of any outstanding preferred stock and any contractual restrictions on dividend payments. In the event of liquidation or dissolution, common stockholders share ratably in any assets remaining after payment of liabilities and satisfaction of liquidation preferences of any outstanding preferred stock. Common stock carries no preemptive or subscription rights and is not convertible into other securities.

Stock Issued as part of an Investment

On December 13, 2024, the Company entered into an agreement with AFIOS Partners (“AFIOS”) for a $5,000 thousand direct investment, including an overage of $1,000 thousand. As part of the arrangement, AFIOS received 6,050,000 shares at an average price of $0.99 per share, 6,250,000 warrants to purchase our common stock at $0.90 per share and 7,970,000 warrants to purchase common stock at $1.20 per share.

During the year ended December 31, 2025, $2,200 thousand related to the AFIOS Partners investment was received. Of the amount received, $1,150 thousand settled the outstanding equity receivable and $1,050 thousand was related to the over-allotment provision in the original contract that allowed AFIOS to invest an additional $1,000 thousand under the original terms. All funds have been received and all shares and warrants have been issued.

Public Offerings

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

Stock Issued for Services

During the years ended December 31, 2025 and 2024, 10,000 shares and 260,000 shares of common stock were issued to several consultants and employees in connection with business development, professional, and employment services with a value of $5 thousand and $267 thousand, respectively.

Stock Issued with Note Payable

Refer to Note 6 - Note Payables.

Equity Issued related to Acquisition

On March 1, 2024, in connection with the acquisition of Alliance Partners, LLC, the Company issued 15,000 shares of common stock to the former owner as consideration for extending the payment due date for the remaining purchase consideration.

As of December 31, 2024, the payment terms under the Purchase Agreement with Alliance Partners, LLC were further amended. In consideration for modifying the original payment schedule, the seller received an aggregate of 15,000 shares of the Company’s common stock and 55,000 stock options.

See Note 1 – Purchase of Infinitus Pay, Inc.

Stock Options

The Company grants stock options as part of employee compensation and recognizes these options’ expense over the vesting period. If an employee does not meet certain conditions such as sales targets or leaves the Company before the options vest, these options are forfeited as they occur.

On December 7, 2021, the Board of Directors authorized the Company’s Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of the Company’s to enable the Company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to its long-term success. A total of 2,702,632 shares of common stock were previously authorized under the Company’s Equity Incentive Plan. As of December 31, 2025, 1,029,842 shares were cancelled as part of employee terminations and 1,250,000 shares were added to the plan as part of the shareholder meeting. In total as of December 31, 2025, 2,788,009 shares are available for issuance.

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

As part of the acquisition of FinZeo, the previous management team received 1,500,000  options of AppTech's common stock, which vest if the Company achieves certain sales targets. One million in options were forfeited by the Seller upon his termination in June 2024 and canceled by the Company. No expense for the remaining 500,000 options was recorded during the year ended December 31, 2024 as these options were not determined to be probable of vesting.

For the year ended December 31, 2025, the Company granted 3,042,911 options to purchase common stock. These grants included:

1)	1,538,332 options were awarded to the former and current board of directors. The fair value of these options, which are non-plan with a ten-year expiration term, total $646 thousand. These options have an exercise price ranging from $0.43 to $1.05 per share and a weighted average fair value of $0.42 per share on the issuance date.

2)	On January 21, 2025, the Company granted 110,000 options to the former CFO with an exercise price of $0.46, a ten-year expiration term, and a fair value on the grant date of $0.47. The Company recognized $52 thousand related to this grant. The options were fully vested upon the grant date. In addition, the options previously issued to the former CFO were extended as part of her separation agreement. The Company recorded the modification expense of $48.

3)	On February 21, 2025, the Company granted 200,000 options to the current CFO with an exercise price of $0.42, a ten-year expiration term, and a fair value on the grant date of $0.41. The Company recognized $85 thousand related to this grant. The options were fully vested upon the grant date.

4)	On June 23, 2025, the Company cancelled all options granted to a former employee and issued him 194,579 options with an exercise price of $1.00, a three-year expiration term, and a fair value on the grant date of $0.17. The Company recognized $33 thousand related to this grant. The options were fully vested upon the grant date.

5)	On July 1, 2025, the Company entered into a separation agreement with its former Chief Executive Officer and Chairman of the Board. Under the terms of the arrangement, all previously issued options were canceled and he was instead granted 700 thousand vested options, and 300 thousand performance-based options. The options have a three-year life and carry an exercise price of $1. The Company recognized $112 thousand related to this grant.

During the year ended December 31, 2024, options to purchase 3,838,500 shares of common stock at a weighted average exercise price of $1.13 were granted as compensation to employees and consultants, of which 1,125 thousand options were contingent upon the Company reaching specified sales milestones.

The following table summarizes the stock options activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2024	5,446,785	$1.29	7.15
Issued	3,042,911	0.78
Exercised	–	–
Cancelled	(3,087,342)	1.60
Outstanding as of December 31, 2025	5,402,354	$0.83	7.25
Outstanding as of December 31, 2025, vested	3,977,354	$0.88	7.45

The unvested options include a total of 1,425 thousand options contingent upon reaching specified sales milestones.

During the year ended December 31, 2025, the Company recorded $976 thousand in option expenses, which includes the modification expense noted above of $49 thousand.

The Company recorded $1,125 thousand in option expenses, which includes the modification expense of $325 thousand and the company-wide grant of 406,000 options valued at $349 thousand during the year ended December 31, 2024.

The Plan options vest in equal monthly installments ranging from instantly to 12 months. The fair value of the options were valued using a Black-Scholes options pricing model with the following range of assumptions:

December 31, 2025
Market value of common stock on issuance date	$0.24 - $0.47
Exercise price	$0.42 - $1.77
Expected volatility	134% - 185%
Expected term (in years)	0.25 - 10.0
Risk-free interest rate	3.99% - 4.21%
Expected dividend yields	–

December 31, 2024
Market value of common stock on issuance date	$0.51 - $1.99
Exercise price	$0.59 - $2.11
Expected volatility	102% - 144%
Expected term (in years)	1.0 - 10.0
Risk-free interest rate	3.58% - 5.00%
Expected dividend yields	–

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

Forfeitures are recognized as they occur. Plan related forfeitures are added back to the equity incentive plan.

Warrants

As of December 31, 2025, the Company has 28,781,627 warrants outstanding. The following table summarizes warrant activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2024	15,906,627	$1.76	4.25
Cancelled	–	–
Exercised	–	–
Issued	12,875,000	1.69
Outstanding as of December 31, 2025	28,781,627	$1.72	3.86

Issuance of New Warrants

As part of the AFIOS Partners (“AFIOS”) agreement, 3,550,000 warrants with an exercise price of $0.90 and 5,325,000 warrants with an exercise price of $1.20 were issued. In addition, 4,000,000 warrants with an exercise price of $3.00 were issued to the Sellers of Infinitus Pay, Inc. In total, as of December 31, 2025, 12,875,000 warrants were issued.

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

NOTE 10 – INCOME TAXES

Income (loss) from continuing operations before income taxes for the years ended December 31, 2025 and 2024 consisted entirely of domestic (U.S.) amounts.

The components of income tax expense (benefit) from continuing operations are as follows (in thousands):

	2025	2024
Federal	$–	$–
State	–	–
Foreign	–	–
Total	$–	$–

Income taxes paid (net of refunds received) were $0 in federal, state, and foreign jurisdictions for both years. No individual jurisdiction exceeded 5% of total income taxes paid (net of refunds).

The Company’s net deferred tax assets at December 31, 2025 and 2024 was $9,998 thousand and $8,562 thousand, respectively, which primarily consists of net operating loss carry forwards and accrued expenses. The Company has recorded a full valuation allowance against its deferred tax assets as of both periods because management has determined that it is more likely than not that these assets will not be realized.

For the years ended December 31, 2025 and 2024, the valuation allowance increased by approximately $1,436 thousand and $1,462 thousand, respectively. The total net operating loss carryforwards at December 31, 2025 was $47,572 thousand. These net operating loss carryforwards begin to expire in 2027. Net operating losses incurred after 2020 can be carried forward indefinitely.

The Company’s effective tax rate was 0% for both years.

The following table presents a reconciliation between the U.S. federal statutory income tax rate and the Company’s effective tax rate (in thousands):

Description	2025 Amount	2025%	2024 Amount	2024%
U.S. federal statutory tax rate (benefit)	$(1,663)	21.0%	$(1,876)	21.0%
State income taxes, net of federal income tax effect (1)	–	–%	–	–%
Nondeductible permanent differences	227	(2.9%)	414	(4.6%)
Changes in valuation allowance (2)	1,436	(18.1)%	1,462	(16.4)%
Effective tax rate	$–	–%	$–	–%

(1)	In 2025 and 2024, the majority of state and local income taxes, net of federal effect, are attributable to taxes in California.
(2)	The change in valuation allowance related to state and local tax is included in the “State and local tax” line above.

The Company operates primarily in the United States and files income tax returns in the U.S. federal jurisdiction and various state jurisdictions, including California. The Company is subject to examination by U.S. federal and state taxing authorities for tax years beginning in 2020 and is not currently under examination by any taxing authority.

NOTE 11 – SUBSEQUENT EVENTS

The Board ratified acceleration of previously granted stock options for certain directors and executive officers (effective January 16, 2026). It approved issuance of 700,000 fully vested stock options to certain directors (2025 performance and one-time board-service awards) and 1,500,000 fully vested restricted shares to certain executives with a lock up period that extends until December 31, 2027. New grants of 850,000 stock options to certain executive officers were approved with a vesting period that extends until December 31, 2027 along with related salary increases. The Board also approved in principle the 2026 Incentive Compensation Plan, which ties payouts to EBITDA performance. The exercise price of the options was $0.335 per share.

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

3.1	AppTech Corp. Articles of Conversion filed October 25, 2006 (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.2	AppTech Corp. Articles of Incorporation filed October 25, 2006 (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.3	AppTech Corp. Certificate of Designation filed May 09, 2007 (filed as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.4	AppTech Corp. Certificate of Correction filed June 04, 2007 (filed as Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.5	AppTech Corp. Certificate of Designation filed June 06, 2007 (filed as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.6	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed November 17, 2008 (filed as Exhibit 3.6 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.7	AppTech Corp. Certificate of Amendment filed October 26, 2009 (filed as Exhibit 3.7 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.8	AppTech Corp. Certificate of Amendment filed October 27, 2009 (filed as Exhibit 3.8 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.9	AppTech Corp. Certificate of Designation filed April 21, 2010 (filed as Exhibit 3.9 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.10	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 27, 2010 (filed as Exhibit 3.10 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.11	AppTech Corp. Certificate of Change filed July 22, 2010 (filed as Exhibit 3.11 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.12	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.12 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

Exhibit Number	Exhibit Title

3.13	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 26, 2010 (filed as Exhibit 3.13 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.14	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed October 28, 2010 (filed as Exhibit 3.14 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.15	AppTech Corp. Amendment to Certificate of Designation After Issuance of Class or Series filed April 08, 2011 (filed as Exhibit 3.15 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.16	AppTech Corp. Certificate of Amendment filed June 06, 2011 (filed as Exhibit 3.16 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.17	AppTech Corp. Articles of Domestication filed July 18, 2011 (filed as Exhibit 3.17 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.18	AppTech Corp. Bylaws dated May 07, 2013 (filed as Exhibit 3.18 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.19	AppTech Corp. Certificate of Domestication filed July 09, 2013(filed as Exhibit 3.19 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.20	AppTech Corp. Articles of Amendment filed October 31, 2013 (filed as Exhibit 3.20 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.21	AppTech Corp. Certificate of Incorporation filed July 29, 2015 (filed as Exhibit 3.21 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.22	AppTech Corp. Bylaws (Amended and Restated) dated March 27, 2020 (filed as Exhibit 3.22 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

3.23	AppTech Certificate of Incorporation filed with the Secretary of State of Delaware dated December 13, 2021 (filed as Exhibit 3.23 to the Registrant’s Registration Statement on Form S-1, as filed on December 15, 2021, and incorporated herein by reference)

3.24	AppTech Certificate of Correction filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.24 to the Registrant’s Registration Statement on Form S-1, as filed on December 23, 2021, and incorporated herein by reference)

3.25	AppTech Certificate of Conversion filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.25 to the Registrant’s Registration Statement on Form S-1, as filed on December 23, 2021, and incorporated herein by reference)

3.26	AppTech Certificate of Correction filed with the Secretary of State of Delaware dated December 23, 2021 (filed as Exhibit 3.26 to the Registrant’s Registration Statement on Form S-1, as filed on January 3, 2022, and incorporated herein by reference)

3.27	AppTech Certificate of Amendment filed with the Secretary of State of Delaware dated December 27, 2021 (filed as Exhibit 3.27 to the Registrant’s Registration Statement on Form S-1, as filed on January 3, 2022, and incorporated herein by reference)

Exhibit Number	Exhibit Title

3.28	AppTech Amended and Restated Bylaws (filed as Exhibit 3.22 to the Registrant’s Registration Statement on Form S-1, as filed on December 17, 2021, and incorporated herein by reference)

4.1	Specimen Stock Certificate of AppTech Corp.’s Common Stock (incorporated by reference to Exhibit 4.1 to Form 10-12G/A filed February 14, 2020)

4.2	AppTech Corp. Audit Committee Charter (filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.3	AppTech Corp. Compensation Committee Charter (filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-Q, as filed on November 16, 2020, and incorporated herein by reference)

4.4	AppTech Corp. Corporate Governance and Nominating Committee Charter (filed as Exhibit 99.3 to Form S-1 as filed on February 16, 2021 and incorporated herein by reference)

4.5	Form of Purchase Warrant (filed as Exhibit 4.1 to Form 8-K as filed on January 31, 2023 and incorporated herein by reference)

4.6	Form of Purchase Warrant (filed as Exhibit 4.1 to Form 8-K as filed on October 24, 2023 and incorporated herein by reference)

4.7	Description of Securities (filed as Exhibit 4.6 to Form 10-K/A as filed on August 21, 2023 and incorporated herein by reference)

4.8	Form of Debenture, dated July 10, 2024, in the principal amount of $1,100,000 (filed as Exhibit 4.1 to Form 8-K as filed on July 12, 2024 and incorporated herein by reference)

4.9	Form of Warrant, dated August 30, 2024 (filed as Exhibit 4.2 to Form 8-K as filed on July 12, 2024 and incorporated herein by reference)

4.10	Form of New Warrant, dated July 10, 2024 (filed as Exhibit 4.1 to Form 8-K as filed on August 29, 2024 and incorporated herein by reference)

10.2	Lease & Purchase Option Agreement dated January 22, 2020 (filed as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

10.3	Strategic Partnership Agreement dated as of August 21, 2020, by and among AppTech Corp. and Silver Alert Services LLC, doing business as LifeLight Systems. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on August 26, 2020, and incorporated herein by reference)

10.4	Subscription License and Service Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.5	Digital Banking Platform Operating Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.6	Subscription License Order Form dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). PURSUANT TO REG S-K ITEM 601, CERTAIN IDENTIFIED INFORMATION HAS BEEN EXCLUDED. (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.7	Registration Rights Agreement dated as of October 02, 2020, by and among AppTech Corp. and NEC Payments B.S.C. (c). (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed on October 07, 2020, and incorporated herein by reference)

10.8	Warrant Agency Agreement, dated as of January 7, 2022, between the Company and Transfer Online, Inc. (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed on January 10, 2022), an incorporated herein by reference)

10.9	Securities Purchase Agreement, dated January 30, 2023, by and between AppTech Payments Corp. and the Purchaser (filed as Exhibit 10.1 to Form 8-K as filed on January 31, 2023 and incorporated herein by reference)

10.10	Form of Lock-Up Agreement (filed as Exhibit 10.2 to Form 8-K as filed on January 31, 2023 and incorporated herein by reference)

10.11	Master Services and Development Agreement(filed as Exhibit 10.1 to Form 8-K as filed on June 21, 2023 and incorporated herein by reference)

10.12	Membership Interest Purchase Agreement, dated as of October 13, 2023, by and among AppTech Payments Corp., Alliance Partners, LLC, and Chris Leyva. (filed as Exhibit 10.1 to Form 8-K as filed on October 16, 2023 and incorporated herein by reference)

10.13	Securities Purchase Agreement, dated October 24, 2023, by and between AppTech Payments Corp. and the Purchaser (filed as Exhibit 10.1 to Form 8-K as filed on October 24, 2023 and incorporated herein by reference)

10.14	Amendment to Common Stock Purchase Warrant (filed as Exhibit 10.2 to Form 8-K as filed on October 24, 2023 and incorporated herein by reference)

10.15	Amendment to the Membership Interest Purchase Agreement, dated December 28, 2023, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.1 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

10.16	Amendment to the Membership Interest Purchase Agreement, dated January 31, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.2 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

10.17	Amendment to the Membership Interest Purchase Agreement, dated March 1, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.3 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

10.18	Amendment to the Membership Interest Purchase Agreement, dated April 29, 2024, by and between AppTech Payments Corp., Alliance Global Partners, LLC and Chris Leyva (filed as Exhibit 2.4 to Form 8-K as filed on May 3, 2024 and incorporated herein by reference)

10.19	Form of Securities Purchase Agreement, dated July 10, 2024 (filed as Exhibit 10.1 to Form 8-K as filed on July 12, 2024 and incorporated herein by reference)

10.20	Form of Registration Rights Agreement, dated July 10, 2024 (filed as Exhibit 10.2 to Form 8-K as filed on July 12, 2024 and incorporated herein by reference)

Exhibit Number	Exhibit Title

10.21	Form of Warrant Inducement Agreement, dated August 28, 2024, by and between AppTech Payments Corp. and the Purchaser (filed as Exhibit 10.1 to Form 8-K as filed on August 29, 2024 and incorporated herein by reference)

10.22	Common Stock Purchase Warrant, dated as of December 16, 2024, by and among the Company and AFIOS 6, for 1,200,000 Warrant Shares (filed as Exhibit 10.1 to Form 8-K as filed on December 17, 2024 and incorporated herein by reference)

10.23	Common Stock Purchase Warrant, dated as of December 16, 2024, by and among the Company and AFIOS 6, for 1,800,000 Warrant Shares (filed as Exhibit 10.2 to Form 8-K as filed on December 17, 2024 and incorporated herein by reference)

10.24	Common Stock Purchase Warrant, dated as of December 16, 2024, by and among the Company and AFIOS 7, for 4,000,000 Warrant Shares (filed as Exhibit 10.3 to Form 8-K as filed on December 17, 2024 and incorporated herein by reference)

10.25	Common Stock Purchase Warrant, dated as of December 16, 2024, by and among the Company and AFIOS 7, for 6,000,000 Warrant Shares (filed as Exhibit 10.4 to Form 8-K as filed on December 17, 2024 and incorporated herein by reference)

14	AppTech Code of Business Conduct (filed as Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 30, 2020, and incorporated herein by reference)

19.1*	Insider Trading Policy

21.1	Subsidiaries of AppTech Payments Corp. (filed as Exhibit 21.1 to Form 10-K as filed on April 1, 2024 and incorporated herein by reference)

31.1*	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2026

31.2*	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated March 31, 2026

32.1**	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2026

32.2**	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated March 31, 2026

97	AppTech Payments Corp. Clawback Policy (filed as Exhibit 97 to Form 10-K as filed on April 1, 2024 and incorporated herein by reference)

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

Signatures

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in Carlsbad, California, on March 31, 2026.

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

Signature	Title	Date

/s/ Albert L. Lord	Chairman of The Board	March 31, 2026
Albert L. Lord

/s/ Thomas J. Kozlowski Jr.	Director	March 31, 2026
Thomas J. Kozlowski Jr.

/s/ Calvin D. Walsh	Director	March 31, 2026
Calvin D. Walsh

