Form 10-Q
period 2026-03-31
AppTech Payments Corp.
filed 2026-05-15
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 15, 2026, the registrant had 42,003,934 shares of common stock issued and outstanding.

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

APPTECH PAYMENTS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

(UNAUDITED)

(in thousands, except shares and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$110	$244
Accounts receivable	665	350
Prepaid expenses	14	25
Other current assets	250	250
Interest receivable	51	46
Total current assets	1,090	915
Right of use asset	–	18
Security deposit	32	32
Intangible assets, net of accumulated amortization	3,862	4,151
Goodwill	2,956	2,956
Capitalized software development, net of accumulated amortization	1,196	1,321
TOTAL ASSETS	$9,136	$9,393
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,752	$2,566
Accrued liabilities	1,310	1,321
Notes payable	250	250
Notes payable – related party	1,000	1,000
Convertible notes payable, net of discount of $38 and $66, respectively	524	717
Deferred revenue	20	5
Contingent consideration	826	564
Right of use liability	–	18
Total current liabilities	6,682	6,441
Long-term liabilities
Notes payable – related party, net of current portion	2,098	1,000
Notes payable, net of current portion	59	59
Total long-term liabilities	2,157	1,059
TOTAL LIABILITIES	8,839	7,500
Commitments and contingencies (Note 7)
Stockholders’ equity
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at March 31, 2026 and December 31, 2025	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 42,003,934 and 40,488,934 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	42	40
Additional paid-in capital	180,180	178,470
Accumulated deficit	(179,925)	(176,617)
Total stockholders’ equity	297	1,893
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,136	$9,393

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

(UNAUDITED)

(in thousands, except shares and per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenues	$1,457	$217
Cost of revenues	646	128
Gross profit	811	89

Operating expenses:
Selling, general and administrative, including stock-based compensation of $1,712 thousand and $836 thousand, for the three months ended March 31, 2026 and 2025, respectively	3,284	1,965
Research and development	375	780
Total operating expenses	3,659	2,745

Loss from operations	(2,848)	(2,656)

Other income (expenses)
Interest expense	(196)	(33)
Gain on debt extinguishment	29	13
Loss on change in fair value of contingent consideration	(262)	–
Debt discount amortization	(28)	–
Other income (expenses)	(3)	35
Total other income (expenses)	(460)	15

Loss before provision for income taxes	(3,308)	(2,641)
Provision for income taxes	–	–
Net loss	$(3,308)	$(2,641)
Basic and diluted net loss per common share	$(0.08)	$(0.08)
Weighted-average number of shares used basic and diluted per share amounts	41,744,934	33,287,045

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

(UNAUDITED)

(in thousands, except shares and per share data)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2024	14	$–	33,278,934	$33	$174,131	$(168,697)	$5,467
Net loss	–	–	–	–	–	(2,641)	(2,641)
Stock-based compensation	–	–	10,000	–	836	–	836
Balance March 31, 2025	14	$–	33,288,934	$33	$174,967	$(171,338)	$3,662

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2025	14	$–	40,488,934	$40	$178 ,470	$(176,617)	$1,893
Net loss	–	–	–	–	–	(3,308)	(3,308)
Stock-based compensation	–	–	1,515,000	2	1,710	–	1,712
Balance March 31, 2026	14	$–	42,003,934	$42	$180 ,180	$(179,925)	$297

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

(UNAUDITED)

(in thousands, except shares and per share data)

	March 31, 2026	March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,308)	$(2,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,712	836
Amortization of intangible assets and software	415	379
Gain on debt extinguishment	(29)	(13)
Loss on change in fair value of contingent consideration	262	–
Amortization of debt discount	28	–
Changes in operating assets and liabilities:
Accounts receivable	(315)	(45)
Prepaid expenses	11	(76)
Interest receivable	(5)	–
Accounts payable	217	(48)
Accrued liabilities	85	(192)
Deferred revenue	14	–
Right of use asset and liability, net	–	(1)
Net cash used in operating activities	(913)	(1,801)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity receivable	–	1,350
Proceeds from notes payable – related party	1,000	–
Repayment of convertible notes payable	(221)	–
Net cash provided by financing activities	779	1,350

Changes in cash and cash equivalents	(134)	(451)
Cash and cash equivalents, beginning of period	244	868
Cash and cash equivalents, end of period	$110	$417

Supplemental disclosures of cash flows information:
Cash paid for interest	$98	$34
Cash paid for income taxes	$–	$–

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

Purchase of Infinitus Pay, Inc.

On October 31, 2025 (the “Acquisition Date”), the Company acquired 100% of the outstanding equity interests of Infinitus Pay Inc. (“IP”), a provider of payment platform solutions, pursuant to a Stock Purchase and Share Exchange Agreement dated October 30, 2025. The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. The acquisition enhances the Company’s Banking-as-a-Service (BaaS) and digital commerce offerings by integrating IP’s technology platform and customer relationships.

Total consideration transferred was $3,555 thousand, consisting of $2,000 thousand in cash, $800 thousand in common stock (valued at the closing market price on the acquisition date), $365 thousand in equity-classified warrants (recorded in additional paid-in capital at fair value using an option pricing model), and $390 thousand related to contingent consideration.

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on estimated fair values at the acquisition date. Identifiable intangible assets totaled $1,760 thousand, resulting in goodwill of $1,795 thousand. Net acquired assets totaled $3,504 thousand, including $1,387 thousand related to software, which is being amortized on a straight-line basis over five years.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended March 31, 2026 and March 31, 2025. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in unaudited condensed consolidated financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 31, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any future interim periods.

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

As of March 31, 2026, 36% of the accounts receivable balance was generated from two customers. As of December 31, 2025, one customer accounted for 16% of the accounts receivable balance.

For the three months ended March 31, 2026, 28% of the Company’s revenue was generated from two customers. For the three months ended March 31, 2025, the top two customers represented 74% of total revenues.

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

Historically, the Company has not experienced significant credit losses on its accounts receivable and, as a result, maintains an allowance for credit losses of $0 as of March 31, 2026 and December 31, 2025, respectively. The Company has not written off any material accounts receivable balances in the periods presented.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset or asset group. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset or asset group exceeds the estimated fair value of the asset or asset group. Long-lived assets to be disposed of by sale are reported at the lower of their carrying amounts or their estimated fair values less costs to sell and are not depreciated. During the first quarter ended March 31, 2026 and March 31, 2025, there was $0 in asset impairments.

Research and Development

Research and Development (R&D) expenses include internal and outsourced service costs incurred to maintain the FinZeo and Infintus Pay, Inc platforms. Per ASC 730, R&D costs are expensed as incurred. Total R&D expenses for the three months ended March 31, 2026 and 2025 were approximately $375 and $780 thousand, respectively.

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

The number of common stock equivalents not included in diluted income per share was 35,735,129 and 25,577,892 for the three months ended March 31, 2026 and 2025, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share because the effects are anti-dilutive.

	March 31, 2026	March 31, 2025
Series A preferred stock	1,148	1,148
Warrants	28,781,627	19,281,627
Options	6,952,354	6,295,117
Total	35,735,129	25,577,892

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

The Company recorded a contingent consideration of up to $1,000 thousand payable in cash upon achievement of specified performance targets. It was initially measured at fair value using a Monte Carlo simulation and is recorded as a liability, subject to remeasurement at each reporting date with changes recognized in earnings.

This contingent consideration liability is classified as a Level 3 fair value measurement; it is remeasured at each reporting date with changes in fair value recognized in earnings. The following table presents a rollforward of the liability for the period:

$ in thousands
Balance at December 31, 2025	$564
Loss on change in fair value of contingent consideration	262
Total contingent liability	$826

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This ASU clarifies the applicability of interim reporting guidance and reorganizes certain interim disclosure requirements within ASC 270 to improve consistency and usability. The guidance also introduces a disclosure principle requiring entities to disclose material events and changes occurring after the most recent annual reporting period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures. Per the guidance, the effective date of the ASU is for interim reporting periods within fiscal years beginning after December 15, 2027, with early adoption permitted.

Except as noted above, the Company believes that recent ASUs issued by the FASB either (i) provide supplemental guidance, (ii) are technical corrections, (iii) are not applicable to the Company, or (iv) are not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

NOTE 3 – OTHER CURRENT ASSETS

On April 11, 2025, the Company entered a three-party agreement with one of its banking partners and software providers. Under the terms of the arrangement, AppTech agreed to pay a $103 thousand licensing fee to the software provider. In addition, the banking partner held a $250 thousand note receivable bearing 8% interest with the software provider, while the software provider held an offsetting liability to the banking partner. As part of this arrangement, AppTech assumed the note receivable and offsetting note payable to the software provider and banking partner, respectively. AppTech further paid the accumulated interest to the bank and established an interest receivable from the software provider. The note receivable matures on June 2026, and may be converted early if a financing event occurs. As of March 31, 2026, the accrued interest on the note receivable was $51 thousand.

NOTE 4 – INTANGIBLE ASSETS

Intellectual Property

As part of the Infintitus Pay, Inc transaction, the Company acquired intangible assets valued at $3,504 thousand, which includes $1,795 thousand of goodwill. $322 thousand in trademarks will not be depreciated, however, the remaining $1,387 thousand in acquired technology will be amortized on a straight-line basis over 60 months.

As of March 31, 2026 and December 31, 2025, the gross value of acquired technology is $6,108 thousand and accumulated amortization is approximately $2,246 thousand and $1,957 thousand, respectively.

Intellectual Property	March 31, 2026	December 31, 2025
Beginning balance	$4,151	$3,410
Acquisition of intangible assets	–	1,709
Amortization expenses	(289)	(968)
Ending balance	$3,862	$4,151

Capitalized Development Cost

The Company capitalizes certain costs related to the development of its digital payment and banking platform.

As of March 31, 2026, and December 31, 2025, the gross value of capitalized development cost is $2,647 thousand and accumulated amortization is approximately $1,451 thousand and $1,326 thousand, respectively.

Capitalized Development Cost	March 31, 2026	December 31, 2025
Beginning balance	$1,321	$1,823
Additions	–	–
Amortization expenses	(125)	(502)
Ending balance	$1,196	$1,321

Goodwill

On October 31, 2025, the Company completed the acquisition of Infinitus Pay, Inc. The difference between the fair value of the purchase price and the net assets acquired is recorded as goodwill. As of March 31, 2026 and December 31, 2025, the goodwill was approximately $2,956 thousand.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026	December 31, 2025
Payables due to seller for acquisition	$1,200	$1,200
Accrued payroll	69	64
Other	41	57
Total accrued liabilities	$1,310	$1,321

In connection with the original Purchase of Alliance Partners, $1,200 thousand remained outstanding as of March 31, 2026 and December 31, 2025. The payable amount is secured by substantially all the Company's assets.

NOTE 6 – NOTES PAYABLE

The Company has a 30-year unsecured note payable with the U.S. Small Business Administration. The note payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. Payments totaling $4 thousand are due each year through the maturity date of July 1, 2050.

As of March 31, 2026 and December 31, 2025, the balance of the note payable was $59 thousand and $59 thousand, respectively.

Convertible Notes

In fiscal year 2025, the Company entered into multiple unsecured convertible note agreements with third-party lenders, with principal amounts ranging from approximately $300 thousand to $360 thousand, bearing stated interest rates of 10%, and original issue discounts ranging from $50 thousand to $60 thousand. The notes have terms of six to twelve months, with maturities between December 2025 and August 2026. As of March 31, 2026, one note was paid off and two others remained outstanding.

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

As of March 31, 2026 and December 31, 2025, the aggregate principal balance of these notes was approximately $562 thousand and $783 thousand, respectively, and accrued interest totaled approximately $31 thousand for both periods.

Related Party Liabilities

On October 21, 2025, the Company entered into a revenue participation agreement with a related party for an initial $1,500 thousand investment, which increased to $2,000 thousand in February 2026. The holder is entitled to 1.75% of gross contract revenue (subject to increase up to 10%) and minimum monthly payments ranging from $4 thousand to $73 thousand through December 31, 2029, based on the greater of the revenue share or contractual minimums. The obligation is secured by a pledge of 10% of intellectual property-related revenues and 10% of the issued and outstanding equity of Infinitus Pay, Inc. The Company is required to repay the investment over the final 18 months of the term. The agreement includes (i) a participant put option, exercisable beginning December 31, 2027, requiring repayment at an amount that provides a 20% internal rate of return, and (ii) a Company call option permitting early termination subject to payment of a premium designed to provide a 28% internal rate of return. As of March 31, 2026, the balance of the participation liability was $2,000 thousand and interest paid during the three months ended March 31, 2026 was $17 thousand.

On October 29, 2025, we secured a $1,000 thousand loan with an interest rate of 24% with a current investor and board member. The note is interest-only through March 2026, and thereafter will be paid in full with ten equal payments of principal and interest ending on December 2026. The note is secured by our accounts receivable and 10% of the Infinitus Pay, Inc stock. As of March 31, 2026, interest of $80 thousand had been paid.

See Note 9 – Subsequent Events for an update on the loan.

The current CEO is owed approximately $50 thousand related to expense reimbursements. The payable is recorded in accounts payable. The full amount is still outstanding.

NOTE 7 – RIGHT OF USE ASSET

Lease Agreement

In January 2020, the Company entered into a lease agreement commencing February 8, 2020 for its corporate office in Carlsbad, California, which was set to expire in 2025. In December 2024, the Company extended its lease for fourteen months through March 2026, with an option to extend for an additional 14 months. The Company is currently paying rent on a month-to-month basis. At inception of the lease, the Company recorded a right of use asset and liability. The Company used an incremental borrowing rate of 8.5% within the calculation.

The rent expense was $18 thousand and $21 thousand for the three months ended March 31, 2026 and 2025, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

Lawsuit with Former Lawyers

On March 13, 2025, Moses & Singer LLP filed a case against AppTech Payments Corp. for unpaid fees of approximately $445 thousand with the American Arbitration Association. AppTech has brought a counterclaim of legal malpractice for $800 thousand. Arbitration is confidential and ongoing; resolution is expected by June 2026. Invoices for fees and costs to date are reflected in accounts payable.

Finzeo Seller Suit

On October 30, 2025, AppTech Payments Corp. filed a lawsuit in the United States District Court, Southern District of California, against the former owner of Finzeo (“Seller”) with claims for trade secret misappropriation, fraud, misrepresentation, conversion, unfair business practices, violation of California Penal Code section 502, and breach of contract. The litigation relates to AppTech’s acquisition of membership interests in a company and the company’s related product. The defendant has made claims of an offset based on alleged outstanding payments as part of the acquisition. On November 4, 2025, the Court entered an order approving the parties’ Stipulation re AppTech’s Motion for Temporary Restraining Order and Order, which enjoins Seller, and those acting in concert with him, from (1) disabling the FinZeo URL, (2) foreclosing upon a security agreement, and (3) disclosing AppTech’s proprietary and confidential information, among other relief, until the order is amended or superseded by Court order. Seller has been given leave to file a Counterclaim against AppTech, its Board of Directors, and two AppTech employees, which must be filed by June 1, 2026. Seller’s proposed Counterclaim includes claims based on alleged outstanding payments due to him as part of the acquisition, as well as other related claims.

As of May 6, 2026, Seller represents himself, in pro per. The case is currently in the discovery stage with fact discovery closing in July 2026, expert discovery closing in October 2026, and the final pretrial conference scheduled for March 18, 2027.

NOTE 9 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of March 31, 2026 and December 31, 2025. Series A stockholders have one vote per share on an “as converted” basis for all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are entitled to dividends, if declared by the Company’s board of directors (the “Board of Directors”) from legally available funds, distributed pro rata based on their Series A holdings on an as-converted basis. In the event of liquidation or dissolution, Series A stockholders share ratably in any remaining assets after liabilities are paid, with no liquidation preferences. Each Series A share is convertible into 82 shares of common stock at the stockholder’s discretion.

Common Stock

As of March 31, 2026 and December 31, 2025, the Company was authorized to issue 105,263,158 shares of common stock with a par value of $0.001 per share. The number of shares outstanding was 42,003,934 as of March 31, 2026 and 40,488,934 as of December 31, 2025. Common stockholders are entitled to one vote per share on all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are eligible for dividends, if declared by the Board of Directors from legally available funds, subject to the prior rights of any outstanding preferred stock and any contractual restrictions on dividend payments. In the event of liquidation or dissolution, common stockholders share ratably in any assets remaining after payment of liabilities and satisfaction of liquidation preferences of any outstanding preferred stock. Common stock carries no preemptive or subscription rights and is not convertible into other securities.

Stock Issued to Management

On January 16, 2026, the Board approved 1,500,000 fully vested restricted shares to certain executives with a lock up period that extends until December 31, 2027. The stock price on the date of issuance was $0.34 per share. During the three months ended March 31, 2026, the Company recorded an expense of $503 thousand related to the issuance.

Stock Issued to a Consultant

On February 23, 2026, the Company issued a former consultant 15,000 shares of restricted stock related to a previous arrangement. The stock price on the date of issuance was $0.35 per share and the Company recorded an expense of $5 thousand related to the issuance.

Stock Options

The Company grants stock options as part of employee compensation and recognizes these options’ expense over the vesting period. If an employee does not meet certain conditions such as sales targets or leaves the Company before the options vest, these options are forfeited as they occur.

On December 7, 2021, the Board of Directors authorized the Company’s Equity Incentive Plan in order to facilitate the grant of equity incentives to employees (including our named executive officers), directors, independent contractors, merchants, referral partners, channel partners and employees of the Company’s to enable the Company to attract, retain and motivate employees, directors, merchants, referral partners and channel partners, which is essential to its long-term success. As of the date of this report, the stockholders have not voted on approving additional shares for the Company’s Equity Incentive Plan. A total of 4,982,474 shares of common stock have been authorized under the Company’s Equity Incentive Plan, for which as of March 31, 2026, a total of 2,788,009 are available for issuance.

On January 16, 2026, the Board ratified the acceleration of previously granted stock options for certain executive officers effective. As part of the resolution, 937,500 non-plan options, with a ten-year expiration term, a fair value on the grant date of $0.86, and an exercise price of $0.97 per share vested. The Company recorded an expense of $844 thousand.

During the three months ended March 31, 2026, the Company granted 1,550,000 options to purchase common stock. The grants included:

1)	700,000 options were awarded to the current board of directors. The fair value of these options, which are non-plan with a five-year expiration term, total $215 thousand. These options have an exercise price of $0.34 per share and a weighted average fair value of $0.31 per share on the issuance date. They are fully vested.

2)	On January 16, 2026, the Company granted 850,000 options to certain members of the management team with an exercise price of $0.34, a five-year expiration term, and a fair value on the grant date ranging from $0.26 to $0.31. The Company recognized $145 thousand related to this grant. Half of the options are fully vested upon the grant date and the others vest on December 31, 2027.

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2025	5,402,354	$0.83	7.25
Issued	1,550,000	0.34	–
Cancelled	–	–	–
Outstanding as of March 31, 2026	6,952,354	$0.72	6.32
Outstanding as of March 31, 2026, vested	6,039,854	$0.79	6.75

During the three months ended March 31, 2026, the Company recorded $1,204 thousand in option expenses.

The options vest in equal monthly installments ranging from immediately to 12 months. For the three months ended March 31, 2026, the fair value of the options were valued using a Black-Scholes option pricing model with the following assumptions:

Market value of common stock on issuance date	$0.34 - $1.01
Exercise price	$0.34 - $3.00
Expected volatility	138% - 151%
Expected term (in years)	5.0
Risk-free interest rate	3.99%
Expected dividend yields	–

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

Forfeitures are recognized as they occur. Plan related forfeitures are added back to the equity incentive plan.

Warrants

As of March 31, 2026, the Company has 28,781,627 warrants outstanding. The following table summarizes warrant activity:

	Number of Warrants	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2025	28,781,627	$1.72	3.86
Cancelled	–	–	–
Issued	–	–	–
Outstanding as of March 31, 2026	28,781,627	$1.72	3.61

NOTE 10 – SUBSEQUENT EVENTS

On April 3, 2026, AppTech Payments Corp. issued an aggregate of $1,000 thousand principal amount of 18% convertible promissory notes to two lenders in a private placement. The notes were issued at a discount for aggregate proceeds of $950 thousand and mature fourteen months from issuance, with amortization payments beginning May 2026.

The notes are convertible into shares of the Company’s common stock at a fixed conversion price of $2.00 per share, subject to customary adjustments and a beneficial ownership limitation. In connection with the financing, the Company issued warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.00 per share, with a five-year term , subject to adjustment provisions for the exercise price.

The Company’s wholly owned subsidiary, Infinitus Pay, Inc., guaranteed the obligations under the notes and pledged certain assets as collateral.

In April 2026, the Company amended its promissory note agreement with Starfish Foundation. Under the amended terms, the Company will make interest-only payments of $20 thousand per month from December 2025 through March 2026, followed by monthly payments beginning April 2026 that include $50 thousand of principal plus declining interest through November 2027, at which time the note is expected to be fully repaid.

In May 2026, the Company received notice from a commercial banking partner of their intent to discontinue providing certain services to one of the Company’s revenue streams and to enable an orderly transition. Management is evaluating the potential impact of this development and is unable to determine whether the matter is material to its operations and financial statements.

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

Business Overview

AppTech Payments Corp. (“AppTech”) continued executing its financial technology platform strategy during 2026, building on the operational and technology foundation established in 2025. The Company now operates as a fintech infrastructure provider delivering digital banking, embedded finance, and omnichannel payment capabilities to financial institutions, enterprises, and technology partners.

The AppTech Banking Platform, licensed and deployed in 2025, is fully operational with the Company’s partner bank and continues onboarding clients in 2026. The platform supports digital account creation, payment services, compliance workflows, and financial operations through a unified, cloud-native architecture that integrates alongside a bank’s existing core system. Operational alignment with the partner bank has strengthened, improving onboarding efficiency and supporting the Company’s ability to scale additional financial institutions over time.

AppTech also advanced the integration of InfinitusPay (“IP”), acquired in late 2025. IP’s cross-border payments engine, multi-currency capabilities, onboarding, and compliance workflows are now incorporated into the Company’s broader product suite. The IP partner portal continues to support both existing clients and AppTech’s broader channel strategy by providing reporting, analytics, and operational insights to partners.

The Company’s FinZeo Payments-as-a-Service business remains an active contributor to revenue in 2026. AppTech continues to support merchants, ISOs, and technology partners while leveraging the PaaS channel to identify opportunities aligned with its broader digital banking and embedded finance strategy.

AppTech’s 2026 priorities include scaling the Banking Platform, expanding cross-border and multi-currency capabilities, increasing transaction-based and subscription revenue, and strengthening partner and enterprise relationships. With its modernized technology stack and integrated product suite, the Company is positioned to participate in the continued shift toward digital financial services and embedded financial infrastructure.

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the three months ended March 31, 2026 and 2025, respectively.

The following table presents our historical results of operations for the periods indicated:

	Years ended March 31		Change
($ in thousands)	2026	2025	Amount	%

Revenue	$1,457	$217	$1,240	571%
Cost of revenue	646	128	518	405%
Gross profit	811	89	722	811%

Operating expenses
General and administrative	3,284	1,965	1,319	67%
Research and development	375	780	(405)	(52%	)
Total operating expenses	3,659	2,745	914	33%

Loss from operations	(2,848)	(2,656)	(192)	7%

Other income (expenses)
Interest expense, net	(196)	(33)	(163)	494%
Gain on debt extinguishment	29	13	16	123%
Loss on change in fair value of contingent consideration	(262)	–	(262)	–
Debt discount amortization	(28)	–	(28)	–
Other income (expense)	(3)	35	(38)	(109%	)
Total other income (expenses)	(460)	15	(475)	(3,167%	)

Loss before income taxes	(3,308)	(2,641)	(667)	25%

Provision for income taxes	–	–	–	–

Net loss	$(3,308)	$(2,641)	$(667)	25%

Revenue

Revenue was approximately $1,457 thousand for the three months ended March 31, 2026, compared to $217 thousand for the three months ended March 31, 2025, representing an increase of 571%. The increase was driven by our lending revenue vertical, the revenue generated from the IP platform, and an increase of merchant processing revenue from our independent sales organization (“ISO”).

Cost of Revenue

Cost of revenue was approximately $646 thousand for the three months ended March 31, 2026, compared to $128 thousand for the three months ended March 31, 2025, representing an increase of $518 thousand. The increase was principally driven by fees owed to our ISO partner, fees owed to our IP platform processor, and an increase to referral partner payouts related to the IP.

General and Administrative Expenses

General and administrative expenses were approximately $3,284 thousand for the three months ended March 31, 2026, compared to $1,965 thousand for the three months ended March 31, 2025, representing an increase of $1,319. The increase was driven by stock based compensation and the accelerated vesting of performance based shares.

Research and Development Expenses

Research and development expenses were approximately $375 thousand for the three months ended March 31, 2026, compared to $780 thousand for the three months ended March 31, 2025, representing a decrease of $405 thousand. The decrease was solely driven by the Company’s decision to lower its outsourced development team.

Other income (expenses)

Interest Expense

Interest expense was approximately $196 thousand and $33 thousand for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $163 thousand. The increase was due to the interest expense related to the convertible notes and liability assumption from our banking partner.

Gain on debt extinguishment

The gain on debt extinguishment was approximately $29 thousand and $13 thousand for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $16 thousand. The increase was due to the Company extinguishing less of its past debt.

Loss on change in fair value of contingent consideration

The loss was approximately $262 thousand and $0 for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $262 thousand. The increase was due to the Company adjusting the earnout owed to the Sellers of IP.

Debt discount amortization

The debt discount amortization was approximately $28 thousand and $0 for the three months ended March 31, 2026 and 2025, respectively, representing an increase of $28 thousand. The change was due to the amount of convertible debt incurred in FY 2025.

Other income (expenses)

Other expense was approximately $3 thousand for the three months ended March 31, 2026 and other income of $35 thousand for the three months ended March 31, 2025, representing a decrease of $38 thousand. The change was primarily driven by an adjustment to the state and federal taxes credit.

Liquidity and Capital Resources

The Company routinely evaluates its immediate working capital needs and liquidity sources. For the three months ended March 31, 2026 and March 31, 2025, the Company maintained its liquidity sources primarily through cash and cash equivalents, convertible notes, and proceeds received from equity and equity-linked instruments to pay for services and compensation.

Cash and cash equivalents at March 31, 2026 and December 31, 2025 were $110 thousand and $244 thousand, respectively.

Management's Plan to Address Going Concern Considerations

The Company has experienced recurring operating losses, primarily due to limited revenues and net cash used in operations. The Company's current financial conditions and recurring losses raise substantial doubt about its ability to continue as a going concern.

Management is actively pursuing additional funding options and new revenue streams that may contribute additional cash flows over the twelve months following the issuance date of these financial statements.

Management intends to maintain adequate working capital and adhere to prudent financial forecasting. In March 2026, Management began implementing comprehensive expense reduction strategies across the Company’s operations to enhance financial stability.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods ($ in thousands).

	Three Months Ended March 31,
	2026	2025

Net cash used in operating activities	$(913)	$(1,801)
Net cash provided by investing activities	$–	$–
Net cash provided by financing activities	$779	$1,350

Cash Flow from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026, was approximately $913 thousand, which is comprised of (i) our net loss of $3,308 thousand, adjusted for non-cash expenses totaling $2,388 thousand (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) decreased by changes in operating assets and liabilities of approximately $7 thousand.

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

Cash Flow from Investing Activities

There was no cash used by investing activities during the three months ended March 31, 2026 and 2025.

Cash Flow from Financing Activities

Net cash provided by financing activities during the year ended March 31, 2026 was approximately $779 thousand, primarily reflecting $1,000 thousand of proceeds received from the participation agreement, partially offset by $221 thousand of repayments of notes payable.

During the three months ended March 31, 2025, net cash provided by financing activities was $1,350 thousand, which consists of proceeds received on the outstanding equity receivable at year-end..

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of March 31, 2026, there have been no significant changes to our critical accounting estimates nor to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Management concluded that the fair value of the goodwill recorded as part of the Infinitus Pay, Inc and FinZeo acquisitions significantly exceeds its carrying amount, and there is no significant risk of goodwill impairment based on current assumptions and market conditions.

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

Recent Accounting Pronouncements

As of March 31, 2026, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 due to the material weaknesses in our internal control over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2026, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2026.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - Other Information

Item 1. Legal Proceedings.

Lawsuit with Former Lawyers

On March 13, 2025, Moses & Singer LLP filed a case against AppTech Payments Corp. for unpaid fees of approximately $445 thousand with the American Arbitration Association. AppTech has brought a counterclaim of legal malpractice for $800 thousand. Arbitration is confidential and ongoing and a resolution is expected by June 2026. Invoices for fees and costs to date are reflected in accounts payable.

Finzeo Seller Suit

On October 30, 2025, AppTech Payments Corp. filed a lawsuit in the United States District Court, Southern District of California, against Seller with claims for trade secret misappropriation, fraud, misrepresentation, conversion, unfair business practices, violation of California Penal Code section 502, and breach of contract. The litigation relates to AppTech’s acquisition of membership interests in a company and the company’s related product. The defendant has made claims of an offset based on alleged outstanding payments as part of the acquisition. On November 4, 2025, the Court entered an order approving the parties’ Stipulation re AppTech’s Motion for Temporary Restraining Order and Order, which enjoins Seller, and those acting in concert with him, from (1) disabling the FinZeo URL, (2) foreclosing upon a security agreement, and (3) disclosing AppTech’s proprietary and confidential information, among other relief, until the order is amended or superseded by Court order. Seller has been given leave to file a Counterclaim against AppTech, its Board of Directors, and two AppTech employees, which must be filed by June 1, 2026. Seller’s proposed Counterclaim includes claims based on alleged outstanding payments due to him as part of the acquisition, as well as other related claims.

As of May 6, 2026, Seller represents himself, in pro per. The case is currently in the discovery stage with fact discovery closing in July 2026, expert discovery closing in October 2026, and the final pretrial conference scheduled for March 18, 2027.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

10.1	First Amendment to Revenue Participation Agreement, dated as of February 17, 2026, by and between AppTech Payments Corp. and Ascendancy Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 23, 2026).

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2026

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 dated May 15, 2026

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2026

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 dated May 15, 2026

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Payments Corp.

Date: May 15, 2026	By:	/s/ Thomas DeRosa
	Name:	Thomas DeRosa
	Title:	Chief Executive Officer

Date: May 15, 2026	By:	/s/ Felipe A. Corrado IV
Felipe A. Corrado IV
Chief Financial Officer and Treasurer

