Form 10-Q
period 2026-06-30
AppTech Payments Corp.
filed 2026-08-14
CIK 1070050

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of August 14, 2026, the registrant had 42,003,934 shares of common stock issued and outstanding.

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

You should not place undue reliance on forward looking statements. The cautionary statements set forth in this report identify important factors which you should consider in evaluating our forward-looking statements. These risks include, but are not limited to, the following:

•	delays and uncertainty associated with the boarding of clients to our platform;
•	substantial investment and costs associated with new potential revenue streams and their corresponding contractual obligations;
•	our ability to manage our current and projected financial position and estimated cash burn rate, including our estimates regarding expenses, future revenues and capital requirements, and ultimately our ability to continue as a going concern;
•	our ability to raise additional capital or additional funding to further develop and expand our business to meet our long-term business objectives. We have limited revenues and we cannot predict when or if we will achieve significant revenues and sustained profitability;
•	a slowdown or reduction in our sales due to a reduction in end user demand, unanticipated competition, regulatory issues, or other unexpected circumstances;
•	uncertainty regarding adverse macroeconomic conditions, including inflation, a recession, changes to fiscal and monetary policy, tighter credit, higher interest rates, consumer confidence and spending, and high unemployment;
•	dependence on third-parties needed to facilitate our automated clearing house (“ACH”) and merchant service capabilities;
•	the occurrence of war and or other hostilities, political instability or catastrophic events;
•	natural events such as severe weather, fires, floods and earthquakes, or man-made or other disruptions of our operating systems, structures or equipment;
•	delay in or failure to obtain regulatory approval for any future products in additional countries, and;
•	current and future laws and regulations.

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

APPTECH PAYMENTS CORP.

CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO UNAUDITED FINANCIAL STATEMENTS

(The financial statements have been condensed for presentation purposes)

APPTECH PAYMENTS CORP.

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

(UNAUDITED)

(in thousands, except shares and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$183	$244
Accounts receivable	482	350
Prepaid expenses	9	25
Other current assets	250	250
Interest receivable	56	46
Total current assets	980	915
Right of use asset	332	18
Security deposit	33	32
Intangible assets, net of accumulated amortization	3,572	4,151
Goodwill	2,956	2,956
Capitalized software development, net of accumulated amortization	1,070	1,321
TOTAL ASSETS	$8,943	$9,393
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,205	$2,566
Accrued liabilities	1,290	1,321
Notes payable	250	250
Notes payable – related party	1,350	1,000
Convertible notes payable, net of discount of $326 and $66, respectively	858	717
Deferred revenue	20	5
Contingent consideration	826	564
Right of use liability	8	18
Total current liabilities	6,807	6,441
Long-term liabilities
Notes payable – related party, net of current portion	2,181	1,000
Notes payable, net of current portion	59	59
Right of use liability, net of current portion	327	–
Total long-term liabilities	2,567	1,059
TOTAL LIABILITIES	9,374	7,500
Commitments and contingencies (Note 7)
Stockholders’ equity (deficit)
Series A preferred stock; $0.001 par value; 100,000 shares authorized; 14 shares issued and outstanding at June 30, 2026 and December 31, 2025	–	–
Common stock, $0.001 par value; 105,263,158 shares authorized; 42,003,934 and 40,488,934 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	42	40
Additional paid-in capital	180,464	178,470
Accumulated deficit	(180,937)	(176,617)
Total stockholders’ equity	(431)	1,893
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,943	$9,393

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 and 2025

(UNAUDITED)

(in thousands, except shares and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$1,657	$291	$3,114	$508
Cost of revenues	772	107	1,419	235
Gross profit	885	184	1,695	273

Operating expenses:
Selling, general and administrative, including stock-based compensation of $14 and $33 for the three months ended June 30, 2026 and 2025, respectively, $1,726 and $869 for the six months ended June 30, 2026 and 2025, respectively	1,441	1,155	4,727	3,120
Research and development	332	910	707	1,690
Total operating expenses	1,773	2,065	5,434	4,810

Loss from operations	(888)	(1,881)	(3,739)	(4,537)

Other income (expenses)
Interest income (expense)	(209)	26	(405)	(7)
Gain on debt extinguishment	194	–	224	13
Gain (loss) on change in fair value of contingent consideration	–	–	(262)	–
Debt discount amortization	(104)	(3)	(132)	(3)
Other income (expenses)	(5)	(2)	(6)	33
Total other expenses	(124)	21	(581)	36

Loss before provision for income taxes	(1,012)	(1,860)	(4,320)	(4,501)
Provision for income taxes	–	–	–	–
Net loss	$(1,012)	$(1,860)	$(4,320)	$(4,501)

Basic and diluted net loss per common share	$(0.02)	$(0.06)	$(0.10)	$(0.13)
Weighted-average number of shares used basic and diluted per share amounts	42,003,934	33,647,045	41,875,149	33,467,000

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 and 2025

(UNAUDITED)

(in thousands, except shares and per share data)

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders ’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2024	14	$–	33,278,934	$33	$174,131	$(168,697)	$5,467
Net loss	–	–	–	–	–	(2,641)	(2,641)
Stock-based compensation	–	–	10,000	–	836	–	836
Balance March 31, 2025	14	$–	33,288,934	$33	$174,967	$(171,338)	$3,662
Net loss	–	–	–	–	–	(1,860)	(1,860)
Stock-based compensation	–	–	–	–	33	–	33
Net proceeds from sale of common shares	–	–	700,000	1	699	–	700
Balance June 30, 2025	14	$–	33,988,934	$34	$175,699	$(173,198)	$2,535

	Series A Preferred		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2025	14	$–	40,488,934	$40	$178,470	$(176,617)	$1,893
Net loss	–	–	–	–	–	(3,308)	(3,308)
Stock-based compensation	–	–	1,515,000	2	1,710	–	1,712
Balance March 31, 2026	14	$–	42,003,934	$42	$180,180	$(179,925)	$297
Net loss	–	–	–	–	–	(1,012)	(1,012)
Stock-based compensation	–	–	–	–	14	–	14
Warrants issued in connection with convertible notes payable	–	–	–	–	270	–	270
Balance June 30, 2026	14	$–	42,003,934	$42	$180,464	$(180,937)	$(431)

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 and 2025

(UNAUDITED)

(in thousands, except shares and per share data)

	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,320)	$(4,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,726	869
Amortization of intangible assets and software	830	731
Gain on debt extinguishment	(224)	(13)
Loss on change in fair value of contingent consideration	262	–
Amortization of debt discount	132	3
Changes in operating assets and liabilities:
Accounts receivable	(132)	(45)
Prepaid expenses	16	(14)
Interest receivable	(10)	(36)
Accounts payable	(136)	80
Accrued liabilities	150	(153)
Deferred revenue	14	–
Right of use asset and liability, net	3	(1)
Net cash used in operating activities	(1,689)	(3,080)

CASH FLOWS FROM INVESTING ACTIVITIES
Security deposit paid	(1)	–
Cash used in investing activities	(1)	–

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from equity receivable	–	1,350
Net proceeds from sale of common stock	–	700
Proceeds from notes payable – related party	1,500	–
Repayments of notes payable – related party	(150)	–
Proceeds from convertible notes payable	877	300
Repayments of convertible notes payable	(598)	–
Net cash provided by financing activities	1,629	2,350

Changes in cash and cash equivalents	(61)	(730)
Cash and cash equivalents, beginning of period	244	868
Cash and cash equivalents, end of period	$183	$138

Supplemental disclosures of cash flows information:
Cash paid for interest	$236	$31
Cash paid for income taxes	$–	$–

NON-CASH INVESTING AND FINANCING ACTIVITIES
Non-cash discount on issuance	$–	$60
Assumption of note payable through issuance of note receivable	$–	$250
Warrants issued with convertible notes payable	$270	$–

See accompanying notes to the consolidated financial statements.

APPTECH PAYMENTS CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

AppTech Payments Corp. (“AppTech” or the “Company”), a Delaware corporation, is a Fintech Company headquartered in Carlsbad, California. AppTech utilizes payment processing and digital banking technologies to complement its core merchant services capabilities. The Company’s software provides progressive and adaptable products that are available through a suite of synergistic offerings directly to merchants, banking institutions, and business enterprises.

AppTech has a digital payments platform that we acquired and are further developing digital banking products to power commerce experiences for clients and their customers. Based upon industry standards for payment and banking protocols, we will offer standalone products and fully integrated solutions that deliver innovative, unparalleled payments, banking, and financial services experiences. Our processing technologies can be taken off-the-shelf or tapped into via our RESTful APIs to build fully branded and customizable experiences while supporting tokenized, multi-channel, and multi-method transactions.

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

Total consideration transferred was $3,555, consisting of $2,000 in cash, $800 in common stock (valued at the closing market price on the acquisition date), $365 in equity-classified warrants (recorded in additional paid-in capital at fair value using an option pricing model), and $390 related to contingent consideration.

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on estimated fair values at the acquisition date. Identifiable intangible assets totaled $1,760, resulting in goodwill of $1,795. Net acquired assets totaled $3,504, including $1,387 related to software, which is being amortized on a straight-line basis over five years.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation of the results for the interim periods ended June 30, 2026 and June 30, 2025. Although management believes that the disclosures in these unaudited financial statements are adequate to make the information presented not misleading, certain information and footnote disclosures normally included in unaudited condensed consolidated financial statements that have been prepared in accordance with U.S. GAAP have been omitted pursuant to the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes related thereto and included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ended December 31, 2026 or for any future interim periods.

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

As of June 30, 2026, the Company did not have an accounts receivable concentration risk. As of December 31, 2025, one customer accounted for 16% of the accounts receivable balance.

For the six months ended June 30, 2026, 15% of the Company’s revenue was generated from one customer. For the six months ended June 30, 2025, the top two customers represented 66% of total revenues.

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

Historically, the Company has not experienced significant credit losses on its accounts receivable and, as a result, maintains an allowance for credit losses of $0 as of June 30, 2026 and December 31, 2025, respectively. The Company has not written off any material accounts receivable balances in the periods presented.

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

Research and Development

Research and Development (R&D) expenses include internal and outsourced service costs incurred to maintain the FinZeo and Infintus Pay, Inc platforms. Per ASC 730, R&D costs are expensed as incurred. Total R&D expenses for the six months ended June 30, 2026 and 2025 were approximately $707 and $1,690, respectively.

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

The number of common stock equivalents not included in diluted income per share was 36,735,129 and 26,560,392 for the six months ended June 30, 2026 and 2025, respectively. The weighted average number of common stock equivalents is not included in diluted income (loss) per share because the effects are anti-dilutive.

	June 30, 2026	June 30, 2025
Series A preferred stock	1,148	1,148
Warrants	29,781,627	21,031,627
Options	6,952,354	5,527,617
Total	36,735,129	26,560,392

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

Fair Value Measurements

The Company measures certain assets and liabilities at fair value in accordance with applicable accounting guidance. Fair value is defined as the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. The Company uses valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

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

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the classification of the asset or liability.

The Company may be obligated to pay contingent consideration of up to $1,000 associated with the Infinitus Pay, Inc. acquisition upon achievement of specified performance targets. This consideration was initially measured at fair value using a Monte Carlo simulation and is recorded as a liability, subject to remeasurement at each reporting date with changes recognized in earnings.

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

NOTE 3 – OTHER CURRENT ASSETS

On April 11, 2025, the Company entered a three-party agreement with one of its banking partners and software providers. Under the terms of the arrangement, AppTech agreed to pay a $103 licensing fee to the software provider. In addition, the banking partner held a $250 note receivable bearing 8% interest with the software provider, while the software provider held an offsetting liability to the banking partner. As part of this arrangement, AppTech assumed the note receivable and offsetting note payable to the software provider and banking partner, respectively. AppTech further paid the accumulated interest to the bank and established an interest receivable from the software provider, which became due in June 2026. As of June 30, 2026, the accrued interest on the note receivable was $56. Management expects to collect the principal and interest for the note receivable in August 2026.

Regarding the note payable owed to our banking partner, we are finalizing an agreement that amends the repayment terms to provide for five monthly payments of $50 beginning in August 2026. The amendment reflecting the revised payment terms is pending execution.

NOTE 4 – INTANGIBLE ASSETS

Intellectual Property

As part of the Infintitus Pay, Inc transaction, the Company acquired intangible assets valued at $3,504, which includes $1,795 of goodwill. $322 in trademarks will not be depreciated, however, the remaining $1,387 in acquired technology will be amortized on a straight-line basis over 60 months.

As of June 30, 2026 and December 31, 2025, the gross value of acquired technology is $6,108 and accumulated amortization is approximately $2,536 and $1,957, respectively.

Intellectual Property ($ in thousands)	June 30, 2026	December 31, 2025
Beginning balance	$4,151	$3,410
Acquisition of intangible assets	–	1,709
Amortization expenses	(579)	(968)
Ending balance	$3,572	$4,151

Capitalized Development Cost

The Company capitalizes certain costs related to the development of its digital payment and banking platform.

As of June 30, 2026, and December 31, 2025, the gross value of capitalized development cost is $2,647 and accumulated amortization is approximately $1,577 and $1,326, respectively.

Capitalized Development Cost ($ in thousands)	June 30, 2026	December 31, 2025
Beginning balance	$1,321	$1,823
Additions	–	–
Amortization expenses	(251)	(502)
Ending balance	$1,070	$1,321

Goodwill

On October 31, 2025, the Company completed the acquisition of Infinitus Pay, Inc. The difference between the fair value of the purchase price and the net assets acquired is recorded as goodwill. As of June 30, 2026 and December 31, 2025, the goodwill was approximately $2,956.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2026 and December 31, 2025 are as follows:

Accrued Liabilities ($ in thousands)	June 30, 2026	December 31, 2025
Payables due to seller for acquisition	$1,200	$1,200
Accrued payroll	57	64
Other	33	57
Total accrued liabilities	$1,290	$1,321

In connection with the original Purchase of Alliance Partners, $1,200 remained outstanding as of June 30, 2026 and December 31, 2025. The payable amount is secured by substantially all the Company's assets.

NOTE 6 – NOTES PAYABLE

The Company has a 30-year unsecured note payable with the U.S. Small Business Administration. The note payable incurred a $100 fee upon issuance and incurs interest at 3.75% per annum. Payments totaling $4 are due each year through the maturity date of July 1, 2050.

As of June 30, 2026 and December 31, 2025, the balance of the note payable was $59 and $59, respectively.

Convertible Notes

In fiscal year 2025, the Company entered into three unsecured convertible note agreements with third-party lenders, with principal amounts ranging from approximately $300 to $360, bearing stated interest rates of 10%, and original issue discounts ranging from $50 to $60. The notes have terms of six to twelve months, with maturities between December 2025 and August 2026. As of June 30, 2026, one note was paid off and two others remained outstanding.

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

On April 3, 2026, AppTech Payments Corp. issued an aggregate of $1,000 principal amount of 18% convertible promissory notes to two lenders in a private placement. The notes were issued at a discount for aggregate proceeds of $877 and mature fourteen months from issuance, with amortization payments beginning May 2026.

The notes are convertible into shares of the Company’s common stock at a fixed conversion price of $2.00 per share, subject to customary adjustments and a beneficial ownership limitation. In connection with the financing, the Company granted warrants to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $1.00 per share, with a five-year term, subject to adjustment provisions for the exercise price. The relative fair value allocated to the warrants was approximately $270 and was recorded as a debt discount to the notes upon issuance. The debt discount is being amortized over the term of the notes.

As of June 30, 2026 and December 31, 2025, the aggregate principal balance of these notes was approximately $1,184 and $783, respectively, and accrued interest totaled approximately $11 at June 30, 2026 and $31 at December 31, 2025.

Related Party Liabilities

On October 21, 2025, the Company entered into a revenue participation agreement with a related party for an initial $1,500 investment, which increased to $2,000 in February 2026. The holder is entitled to 1.75% of gross contract revenue (subject to increase up to 10%) and minimum monthly payments ranging from $4 to $73 through December 31, 2029, based on the greater of the revenue share or contractual minimums. The obligation is secured by a pledge of 10% of intellectual property-related revenues and 10% of the issued and outstanding equity of Infinitus Pay, Inc. The Company is required to repay the investment over the final 18 months of the term. The agreement includes (i) a participant put option, exercisable beginning December 31, 2027, requiring repayment at an amount that provides a 20% internal rate of return, and (ii) a Company call option permitting early termination subject to payment of a premium designed to provide a 28% internal rate of return. As of June 30, 2026, the balance of the participation liability was $2,181 and interest paid during the six months ended June 30, 2026 was $42 thousand.

On October 29, 2025, we secured a $1,000 loan with an interest rate of 24% with a current investor and board member. The note is interest-only through March 2026, and thereafter will be paid in full with ten equal payments of principal and interest ending on December 2026. The note is secured by our accounts receivable and 10% of the Infinitus Pay, Inc stock. As of June 30, 2026, the balance of the loan is $850 and interest of $114 had been paid.

The former CEO is owed approximately $102 related to expense reimbursements. The payable was recorded in accounts payable at June 30, 2026, however, the full amount was paid in July 2026.

On June 26, 2026, we entered into a $500 promissory note with a family member of a current board member. The note bears interest at 9% per annum, with no principal or interest payments due prior to maturity. The outstanding principal balance, together with all accrued and unpaid interest, is due in full ninety days from the issuance date. As of June 30, 2026, the outstanding principal balance was $500 and accrued interest was immaterial.

See Note 9 – Subsequent Events for an update on the loan.

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

In April 2026, the Company entered into a new lease agreement for its corporate office located in Carlsbad, California. The lease commenced on June 1, 2026 and has an initial term of five years and three months, expiring on August 31, 2031. The lease provides for an initial monthly base rent of $3,798, subject to scheduled increases over the lease term, and includes an option to extend the lease pursuant to the terms of the agreement. At commencement of the lease, the Company recorded a right-of-use asset and lease liability. The Company used an incremental borrowing rate of 9.0% in the calculation.

The rent expense was $37 and $37 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company may be involved in various claims and legal actions arising in the ordinary course of business. The Company establishes an accrued liability for legal proceedings only when those matters present loss contingencies that are both probable and reasonably estimable.

Lawsuit with Former Lawyers

On March 13, 2025, Moses & Singer LLP filed a case against AppTech Payments Corp. for unpaid fees of approximately $445 with the American Arbitration Association. AppTech has brought a counterclaim of legal malpractice for $800 thousand. On June 29, 2026, the arbitrator issued a final award denying the Company's legal malpractice counterclaim and awarding Moses & Singer LLP approximately $274 thousand, payable pursuant to an established payment schedule. The Company has accrued the legal fees and award, including applicable interest, in its consolidated financial statements.

Finzeo Seller Suit

On October 30, 2025, AppTech Payments Corp. filed a lawsuit in the United States District Court, Southern District of California, against the former owner of Finzeo (“Seller”) with claims for trade secret misappropriation, fraud, misrepresentation, conversion, unfair business practices, violation of California Penal Code section 502, and breach of contract. The litigation relates to AppTech’s acquisition of membership interests in a company and the company’s related product. The defendant has made claims of an offset based on alleged outstanding payments as part of the acquisition. On November 4, 2025, the Court entered an order approving the parties’ Stipulation re AppTech’s Motion for Temporary Restraining Order and Order, which enjoins Seller, and those acting in concert with him, from (1) disabling the FinZeo URL, (2) foreclosing upon a security agreement, and (3) disclosing AppTech’s proprietary and confidential information, among other relief, until the order is amended or superseded by Court order. Seller has a motion for leave pending before the court which, if granted, would allow him to assert counterclaims against AppTech, its Board of Directors, and two AppTech employees. Seller’s proposed Counterclaim includes claims based on alleged outstanding payments due to him as part of the acquisition, as well as other related claims.

As of July 28, 2026, Seller represents himself, in pro per. The case is currently in the discovery stage with fact discovery closing in August 2026, expert discovery closing in November 2026, and the final pretrial conference scheduled for April 15, 2027.

NOTE 9 – STOCKHOLDERS’ EQUITY

Series A Preferred Stock

The Company is authorized to issue 100,000 shares of $0.001 par value Series A preferred stock (“Series A”). There were fourteen (14) shares of Series A preferred stock outstanding as of June 30, 2026 and December 31, 2025. Series A stockholders have one vote per share on an “as converted” basis for all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are entitled to dividends, if declared by the Company’s board of directors (the “Board of Directors”) from legally available funds, distributed pro rata based on their Series A holdings on an as-converted basis. In the event of liquidation or dissolution, Series A stockholders share ratably in any remaining assets after liabilities are paid, with no liquidation preferences. Each Series A share is convertible into 82 shares of common stock at the stockholder’s discretion.

Common Stock

As of June 30, 2026 and December 31, 2025, the Company was authorized to issue 105,263,158 shares of common stock with a par value of $0.001 per share. The number of shares outstanding was 42,003,934 as of June 30, 2026 and 40,488,934 as of December 31, 2025. Common stockholders are entitled to one vote per share on all matters submitted to a stockholder vote, without the right to cumulative voting in director elections. They are eligible for dividends, if declared by the Board of Directors from legally available funds, subject to the prior rights of any outstanding preferred stock and any contractual restrictions on dividend payments. In the event of liquidation or dissolution, common stockholders share ratably in any assets remaining after payment of liabilities and satisfaction of liquidation preferences of any outstanding preferred stock. Common stock carries no preemptive or subscription rights and is not convertible into other securities.

Stock Issued to Management

On January 16, 2026, the Board approved 1,500,000 fully vested restricted shares to certain executives with a lock up period that extends until December 31, 2027. The stock price on the date of issuance was $0.34 per share. During the six months ended June 30, 2026, the Company recorded an expense of $503 related to the issuance.

Stock Issued to a Consultant

On February 23, 2026, the Company issued a former consultant 15,000 shares of restricted stock related to a previous arrangement. The stock price on the date of issuance was $0.35 per share and the Company recorded an expense of $5 related to the issuance.

Stock Options

The Company grants stock options as part of employee and board of director compensation and recognizes these options’ expense over the vesting period. If an employee does not meet certain conditions such as sales targets or leaves the Company before the options vest, these options are forfeited as they occur.

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

On May 28, 2026, the Company's stockholders approved the 2026 Equity Incentive Plan, authorizing an additional 4,500,000 shares of common stock for issuance under the plan and cancelling the previous reserved shares. As of June 30, 2026, 4,488,009 shares are available for issuance.

On January 16, 2026, the Board ratified the acceleration of previously granted stock options for certain executive officers effective. As part of the resolution, 937,500 non-plan options, with a ten-year expiration term, a fair value on the grant date of $0.86, and an exercise price of $0.97 per share vested. The Company recorded an expense of $844 thousand.

During the six months ended June 30, 2026, the Company granted 1,550,000 options to purchase common stock. The grants included:

1)	700,000 options were awarded to the current board of directors. The fair value of these options, which are non-plan with a five-year expiration term, total $215 thousand. These options have an exercise price of $0.34 per share and a weighted average fair value of $0.31 per share on the issuance date. They are fully vested.

2)	On January 16, 2026, the Company granted 850,000 options to certain members of the management team with an exercise price of $0.34, a five-year expiration term, and a fair value on the grant date ranging from $0.26 to $0.31. Half of the options are fully vested upon the grant date and the others vest on December 31, 2027.

The following table summarizes option activity:

	Number of shares	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2025	5,402,354	$0.83	7.25
Issued	1,550,000	0.34	–
Cancelled	–	–	–
Outstanding as of June 30, 2026	6,952,354	$0.72	6.07
Outstanding as of June 30, 2026, vested	6,039,854	$0.70	6.58

During the six months ended June 30, 2026, the Company recorded $1,218 in option expenses. The Company expects to recognize an additional $83 through December 2027.

The options vest in equal monthly installments ranging from immediately to 12 months. For the six months ended June 30, 2026, the fair value of the options were valued using a Black-Scholes option pricing model with the following assumptions:

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

Forfeitures are recognized as they occur. Plan related forfeitures are added back to the equity incentive plan.

Warrants

As of June 30, 2026, the Company has 29,781,627 warrants outstanding. The following table summarizes warrant activity:

	Number of Warrants	Weighted Average exercise price	Weighted Average remaining years
Outstanding December 31, 2025	28,781,627	$1.72	3.86
Cancelled	–	–	–
Issued	1,000,000	1.00	–
Outstanding as of June 30, 2026	29,781,627	$1.70	3.41

See Note 6 for warrants issued with convertible note.

NOTE 10 – SUBSEQUENT EVENTS

On July 17, 2026, we entered into a second $500 promissory note with the same family member of a current board member. The note bears interest at 9% per annum, with no principal or interest payments due prior to maturity. The outstanding principal balance, together with all accrued and unpaid interest, is due in full ninety days from the issuance date.

In July and August 2026, the Company has received claims from a former executive and a current executive alleging, among other things, breach of contract and employment-related claims. The Company disputes the allegations and is evaluating the claims with counsel. No legal proceeding relating to these matters has commenced as of the date of this report. At this time, the Company is unable to reasonably estimate the amount or range of any potential loss associated with these matters.

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

(in thousands, except per share data)

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

Results of Operations

This section includes a summary of our historical results of operations, followed by detailed comparisons of our results for the six months ended June 30, 2026 and 2025, respectively.

Revenue

Revenue was approximately $1,657 for the three months ended June 30, 2026, compared to $291 for the three months ended June 30, 2025, representing an increase of 469%. For the six months ended June 30, 2026 and 2025, revenue was approximately $3,114 and $508 representing an increase of 513%. The increase was primarily driven by the revenue generated from the IP platform and an increase of merchant processing revenue from our independent sales organization (“ISO”), less the revenue lost from our BaaS offering and the business flow disruption with our principal banking partner.

Cost of Revenue

Cost of revenue was approximately $772 for the three months ended June 30, 2026, compared to $107 for the three months ended June 30, 2025, representing an increase of $665. For the six months ended June 30, 2026 and 2025, cost of revenue was approximately $1,419 and $235, representing an increase of $1,184. The increase was principally driven by fees owed to ISO partners, fees owed to our payments processor, and an increase to referral partner payouts related to IP.

General and Administrative Expenses

General and administrative expenses were approximately $1,441 for the three months ended June 30, 2026, compared to $1,155 for the three months ended June 30, 2025, representing an increase of $286. For the six months ended June 30, 2026 and 2025, general and administrative expenses were approximately $4,727 and $3,120 representing an increase of 52%. The increase was driven by legal expenses, stock-based compensation, and the accelerated vesting of performance-based shares.

Research and Development Expenses

Research and development expenses were approximately $332 for the three months ended June 30, 2026, compared to $910 for the three months ended June 30, 2025, representing a decrease of $578. For the six months ended June 30 2026 and 2025, research and development expenses were approximately $707 and $1,690. The decrease was solely driven by the Company’s decision to lower its outsourced development team.

Other Income (Expenses)

Interest Income (Expenses)

Interest expense was approximately $209 for the three months ended June 30, 2026, compared to an income of $26 for the three months ended June 30, 2025, representing an increase of $235. For the six months ended June 30, 2026 and 2025, interest expense increased from $7 to $405. The increase was due to the interest expense related to the convertible notes and liability assumption from our banking partner.

Gain on debt extinguishment

Gain on debt extinguishment was approximately $194 for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025, representing an increase of $194. The gain on debt extinguishment was approximately $224 and $13 for the six months ended June 30, 2026 and 2025, respectively, representing an increase of $211. The increase was primarily driven by the settlement of our legal dispute with our former law firm.

Debt discount amortization

The debt discount amortization was approximately $104 and $0 for the three months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026 and 2025, discount amortization   increased to $132 from $0. The change was due to the convertible debt incurred.

Other income (expenses)

Other expense was approximately $5 for the three months ended June 30, 2026 and for the three months ended June 30, 2025. For the six months ended June 30, 2026 compared to June 30, 2025, other expense decreased from an income of $30 to an expense of $6. The change was primarily driven by an adjustment to the state and federal taxes credit.

Liquidity and Capital Resources

The Company routinely evaluates its immediate working capital needs and liquidity sources. For the six months ended June 30, 2026 and June 30, 2025, the Company maintained its liquidity sources primarily through cash and cash equivalents, convertible notes, and proceeds received from equity and equity-linked instruments to pay for services and compensation.

Cash and cash equivalents at June 30, 2026 and December 31, 2025 were $183 and $244 thousand, respectively.

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

Management intends to maintain adequate working capital and adhere to prudent financial forecasting. In early 2026, Management began implementing comprehensive expense reduction strategies across the Company’s operations to enhance financial stability.

Cash Flows

The following table presents a summary of cash flows from operating, investing and financing activities for the following comparative periods ($ in thousands).

	Six Months Ended June 30,
	2026	2025

Net cash used in operating activities	$(1,689)	$(3,080)
Net cash provided by investing activities	$(1)	$–
Net cash provided by financing activities	$1,629	$2,350

Cash Flow from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026, was approximately $1,689,   which is comprised of (i) our net loss of $4,320, adjusted for non-cash expenses totaling $2,726 (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) decreased by changes in operating assets and liabilities of approximately $95.

Net cash used in operating activities during the six months ended June 30, 2025, was approximately $3,080, which is comprised of (i) our net loss of $4,501, adjusted for non-cash expenses totaling $1,590 (which includes adjustments for equity-based compensation, depreciation and amortization), and (ii) decreased by changes in operating assets and liabilities of approximately $169.

Cash Flow from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 was $1, which is the difference between the refund of our security deposit from our previous corporate office and the deposit paid for our new office. There was no cash used by investing activities during the six months ended June 30, 2025.

Cash Flow from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 was approximately $1,629, primarily reflecting $1,000 of proceeds received from the related party participation   agreement, $877 received from the April 2026 convertible note   and $500 received from a related party, partially offset by $748 of repayments of convertible notes payable and other notes payable.

During the six months ended June 30, 2025, net cash provided by financing activities was $2,350, which consists of proceeds received on the outstanding equity receivable at year-end, additional funds related to the Afios investment, and a convertible note executed in June 2025.

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

Critical accounting policies are those that we consider the most critical to understanding our financial condition and results of operations. The accounting policies we believe to be most critical to understanding our financial condition and results of operations are discussed below. As of June 30, 2026, there have been no significant changes to our critical accounting estimates nor to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Recent Accounting Pronouncements

As of June 30, 2026, there have been no significant changes to our recently issued accounting pronouncements, except as described in Note 2 to our consolidated financial statements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 due to the material weaknesses in our internal control over financial reporting as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2026, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of June 30, 2026.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting during the six months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Lawsuit with Former Lawyers

On March 13, 2025, Moses & Singer LLP filed a case against AppTech Payments Corp. for unpaid fees of approximately $445 with the American Arbitration Association. AppTech has brought a counterclaim of legal malpractice for $800 thousand. On June 29, 2026, the arbitrator issued a final award denying the Company's legal malpractice counterclaim and awarding Moses & Singer LLP approximately $274 thousand, payable pursuant to an established payment schedule. The Company has accrued the legal fees and award, including applicable interest, in its consolidated financial statements.

Finzeo Seller Suit

On October 30, 2025, AppTech Payments Corp. filed a lawsuit in the United States District Court, Southern District of California, against the former owner of Finzeo (“Seller”) with claims for trade secret misappropriation, fraud, misrepresentation, conversion, unfair business practices, violation of California Penal Code section 502, and breach of contract. The litigation relates to AppTech’s acquisition of membership interests in a company and the company’s related product. The defendant has made claims of an offset based on alleged outstanding payments as part of the acquisition. On November 4, 2025, the Court entered an order approving the parties’ Stipulation re AppTech’s Motion for Temporary Restraining Order and Order, which enjoins Seller, and those acting in concert with him, from (1) disabling the FinZeo URL, (2) foreclosing upon a security agreement, and (3) disclosing AppTech’s proprietary and confidential information, among other relief, until the order is amended or superseded by Court order. Seller has a motion for leave pending before the court which, if granted, would allow him to assert counterclaims against AppTech, its Board of Directors, and two AppTech employees. Seller’s proposed Counterclaim includes claims based on alleged outstanding payments due to him as part of the acquisition, as well as other related claims.

As of July 28, 2026, Seller represents himself, in pro per. The case is currently in the discovery stage with fact discovery closing in August 2026, expert discovery closing in November 2026, and the final pretrial conference scheduled for April 15, 2027.

Item 1A. Risk Factors.

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Exhibit Title

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2026).

10.1	First Amendment to Revenue Participation Agreement, dated as of February 17, 2026, by and between AppTech Payments Corp. and Ascendancy Management, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on February 23, 2026).

10.2	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2026).

10.3	Form of Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2026).

10.4	Guaranty, dated as of April 3, 2026, made by Infinitus Pay Inc., in favor of LendSpark Corporation and Manetto Hill Fund Series I, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 10, 2026).

31.1	Certification of the Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Schema Document

101.CAL	Inline XBRL Calculation Linkbase Document

101.DEF	Inline XBRL Definition Linkbase Document

101.LAB	Inline XBRL Label Linkbase Document

101.PRE	Inline XBRL Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AppTech Payments Corp.

Date: August 14, 2026	By:	/s/ Felipe A. Corrado IV
Felipe A. Corrado IV
Interim Chief Executive Officer and Chief Financial Officer

